Form 10-Q
period 2020-03-31
AIM ImmunoTech Inc.
filed 2020-05-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

29,186,490 shares of common stock were outstanding as May 10, 2020.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$27,590	$1,470
Marketable securities, short term	499	7,308
Funds receivable from sale of New Jersey net operating loss	776	776
Accounts receivable, net	46	44
Prepaid expenses and other current assets	799	848
Total current assets	29,710	10,446
Property and equipment, net	6,950	7,116
Right of use assets, net	141	152
Patent and trademark rights, net	1,240	1,151
Marketable securities, long term	3,012	—
Other assets	1,354	1,354
Total assets	$42,407	$20,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165	$472
Accrued expenses	286	403
Current portion of operating lease liabilities	35	38
Current portion of financing obligation	217	214
Total current liabilities	703	1,127

Long-term liabilities:
Operating lease obligation	106	114
Notes payable, net	4,198	3,910
Financing obligation arising from sale leaseback transaction (Note 14)	2,050	2,104
Redeemable warrants	239	57
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, authorized 5,000,000	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 8,000 shares designated, 769 and 778 shares issues and outstanding, respectively	769	778
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 28,050,512 and 10,386,754, respectively	28	10
Additional paid-in capital	366,235	340,228
Accumulated other comprehensive income (loss)	(4)	—
Accumulated deficit	(331,917)	(328,109)
Total stockholders’ equity	35,111	12,907
Total liabilities and stockholders’ equity	$42,407	$20,219

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2020	2019
Revenues:
Clinical treatment programs -United States	$43	$—
Clinical treatment programs - Europe	2	—

Total revenues	45	—

Costs and expenses:
Production costs	204	231
Research and development	898	928
General and administrative	2,268	1,767

Total costs and expenses	3,370	2,926

Operating loss	(3,325)	(2,926)

Interest and other income	21	12
Interest expense and other finance costs	(322)	(246)
Debt discount associated with extinguished debt	—	(250)
Fair value of convertible note adjustment	—	90
Redeemable warrants valuation adjustment	(182)	(45)

Net loss	(3,808)	(3,365)

Other comprehensive (loss) income:
Unrealized loss on marketable securities	(4)	—
Net comprehensive loss	$(3,812)	$(3,365)

Basic and diluted loss per share	$(0.22)	$(2.91)

Weighted average shares outstanding, basic and diluted	17,490,322	1,156,895

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 30, 2020 and 2019

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock $0.001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	$778	10,386,754	$10	$340,228	$—	$(328,109)	$12,907
Shares issued for:
Common stock issuances	—	17,628,996	18	25,755	—	—	25,773
Warrant modification	—	—	—	46	—	—	46
Equity-based compensation	—	—	—	196	—	—	196
Shares issues to pay account payable	—	4,762	—	10	—	—	10
Series B preferred shares converted to common shares	(9)	—	—	—	—	—	(9)
Net comprehensive loss	—	—	—	—	(4)	(3,808)	(3,812)
Balance March 31, 2020	$769	28,020,512	$28	$366,235	$(4)	$(331,917)	$35,111

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2018	$—	1,107,607	$1	$323,749	$—	$(318,576)	$5,174
Shares issued for:
Common stock issuance, net of costs	—	321,946	—	2,214	—	—	2,214
Equity-based compensation	—	—	—	175	—	—	175
Redeemable warrants	—	—	—	(2,787)	—	—	(2,787)
Series B preferred shares issued, net of offering costs	5,312	—	—	—	—	—	5,312
Series B preferred shares converted to common shares	(2,793)	—	—	—	—	—	(2,793)
Net comprehensive loss	—	—	—	—	—	(3,365)	(3,365)
Balance March 31, 2019	$2,519	1,429,553	$1	$323,351	$—	$(321,941)	$3,930

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(in thousands)

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(3,808)	$(3,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	173	194
Redeemable warrants valuation adjustment	182	45
Fair value of convertible note adjustment	—	(90)
Change in convertible debt – refinancing	—	20
Extinguishment of convertible note	—	344
Warrant modification	46	—
Amortization of patent, trademark rights	208	17
Changes in ROU assets	11	11
Equity-based compensation	196	175
Realized (loss) gain on sale of marketable securities	(4)	—
Amortization of finance and debt issuance costs	181	35
Change in assets and liabilities:
Accounts and other receivables	(2)	993
Prepaid expenses and other current assets	49	7
Lease liability	(11)	(8)
Accounts payable	(307)	87
Accrued interest expense	143	—
Accrued expenses	(117)	78
Net cash used in operating activities	(3,060)	(1,457)
Cash flows from investing activities:
Proceeds from sale of marketable securities	14,116	—
Purchase of marketable securities	(10,319)	(960)
Purchase of property and equipment	(7)	(14)
Purchase of patent and trademark rights	(297)	(124)
Net cash provided by (used in) investing activities	3,493	(1,098)
Cash flows from financing activities:
Financing obligation payments	(86)	(84)
Proceeds from sale of stock, net of issuance costs	25,773	4,734
Net cash provided by financing activities	25,687	4,650
Net increase in cash and cash equivalents	26,120	2,095
Cash and cash equivalents at beginning of period	1,470	299
Cash and cash equivalents at end of period	$27,590	$2,394
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized loss on marketable securities	$4	$—
Stock issued to settle accounts payable	$10	$—
Operating Lease – Right of Use Assets	$—	$148

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

Since the outbreak of SARS-CoV-2, we have been actively engaged in determining whether Ampligen could be an effective treatment for this virus. We believe that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus. Recently, we announced that the National Institute of Infectious Diseases (NIID) in Japan will begin laboratory testing of Ampligen as a potential treatment for COVID-19, the new coronavirus infectious disease caused by SARS-CoV-2. The NIID experimental program has commenced. An initial in vitro test performed was inconclusive due to an inadequate dosage range that was too low compared with the dosage range suggested by a prior in vitro study with another human coronavirus. In vitro tests following a modified protocol are currently underway and animal experimentation, similar to the prior NIH contract SARS-Cov- 1 experiments, are planned as well.

In early April 2020, the Company entered into a Material Transfer Agreement with Shenzhen Smoore Technologies located in Shenzhen China, the world’s largest manufacturer of inhalation devices. Pursuant to this agreement, the Company is providing Smoore with Ampligen and Smoore will be conducting in vitro tests using its porous ceramic atomizer technology. Initial testing will study the particle size of various Ampligen concentrations in aqueous solutions obtainable using Smoore's technology. The goal of these studies is to establish a reproducible method to obtain an Ampligen containing atomized mist that can deliver biologically active Ampligen deep into the lung airways of humans.

Beginning in April the Company entered into confidentiality and non-disclosure agreements with numerous companies for the potential outsourcing of the production of polymer, enzyme, placebo as well as Ampligen and one Contract Research Organization which may also assist with the planning, presentation and filing of documents with the FDA.

On May 11, 2020, the Company received notice that the FDA sent an approval of an IND to Roswell Park Cancer Institute to conduct a Phase 1/2A study of Ampligen and IFN alpha Regimen in Cancer patients with mild or moderate COVID-19 infections.

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time

AIM is committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our drug, Ampligen, and our approved drug, Alferon N Injection. Lastly, the Company plans to access the public equity markets to raise further capital.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 30, 2020.

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 520,508 and 252,398 are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2020 and 2019, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options granted in the three months ended March 31, 2020 and 2019 were 0 and 39,267, respectively.

Stock option for employees’ activity during the three months ended March 31, 2020 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2020	127,747	$29.61	6.41	$—
Granted	—	—	—	—
Forfeited	(1,892)	20.45	—	—
Expired	—	—	—	—
Outstanding March 31, 2020	125,855	29.75	6.25	$—
Vested and expected to vest March 31, 2020	125,855	29.75	6.25	$—
Exercisable March 31, 2020	65,441	13.97	7.49	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2020	68,283	$23.79	7.48	$—
Granted	—	—	—	—
Vested	(7,869)	13.97	—	—
Unvested March 31, 2020	60,414	$25.07	8.00	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2020	66,675	$24.09	5.47	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(38)	37.88	—	—
Outstanding March 31, 2020	66,637	$23.89	5.22	$—
Vested and expected to vest March 31, 2020	66,637	$23.89	5.22	$—
Exercisable March 31, 2020	9,164	$17.90	6.69	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2020	66,637	$12.80	5.59	$—
Granted	—	—	—	—
Expired	—	—	—	—
Vested	(9,164)	11.95	—	—
Unvested March 31, 2020	57,474	$12.94	5.15	$—

Stock-based compensation expense was approximately $196,000 and $175,000 for the three months ended March 31, 2020 and 2019 resulting in an increase in general and administrative expenses, respectively.

As of March 31, 2020, and 2019, respectively, there was approximately $591,000 and $1,324,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or net realizable value method of accounting for inventory.

Commercial sales of Alferon in the U.S. will not resume until new batches of commercial filled and finished product are produced and released by the U.S. Food and Drug Administration (“FDA”). While the facility is approved by the FDA under the Biologics License Application (“BLA”) for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. The Company estimates it will need approximately $10,000,000 to commence the manufacturing process. Due to the Company extending the timeline of Alferon production to in excess of one year, the Company reclassified Alferon work in process inventory of $1,095,000 to other assets within our balance sheet as of March 31, 2020 and December 31, 2019 and due to the high cost estimates to bring the facility back online. The above estimated cost includes additional funds needed for the revalidation process in the Company’s facility to initiate commercial manufacturing, thereby readying itself for an FDA Pre-Approval Inspection. If the Company is unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, its operations most likely will be materially and/or adversely affected. Considering these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

The Alferon work in process is currently compliant with our internal protocols and is stored in a controlled state. All of these factors contribute to the potential sale of the Alferon work in process, after validation lots have been produced and including a successful pre-approval inspection.

Note 5: Marketable Securities

Marketable securities consist of mutual funds and debt securities. As of March 31, 2020 and December 31, 2019, it was determined that none of the marketable securities had an other-than-temporary impairment. At March 31, 2020 and December 31, 2019, all securities were classified as available for sale investments and were measured as Level 1 instruments of the fair value measurements standard (see Note 13: Fair Value). As of March 31, 2020, and December 31, 2019 the Company held $22,000 and $7,308,000 in equity securities, respectively.

Securities classified as available for sale consisted of:

March 31, 2020
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains /(Losses)	Gross Unrealized Gains /(Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	2,296	—	(2)	2,294	2,294
U.S. Government mortgage backed securities	1,197	—	(2)	1,195	1,195
Totals	$3,493	$—	$(4)	$3,489	$3,489

The following presents available-for-sale securities’ gross unrealized losses and fair value aggregated by the short- and long-term maturity.

March 31, 2020
(in thousands)

	Less than 12 Months		12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains
U.S. Treasury notes	477	—	1,817	(2)	2,294	(2)
U.S. Government mortgage backed securities	—	—	1,195	(2)	1,195	(2)
Totals	$477	$—	$3,012	$(4)	$3,489	$(4)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2020	December 31, 2019
Compensation	$17	$94
Professional fees	45	73
Clinical trial expenses	—	56
Other expenses	224	180
	$286	$403

Note 7: Property and Equipment

	(in thousands)
	March 31, 2020	December 31, 2019
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	5,121	5,114
Total property and equipment	15,668	15,661
Less: accumulated depreciation	(8,718)	(8,545)
Property and equipment, net	$6,950	$7,116

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of March 31, 2020, and December 31, 2019, the Company had 769 and 778 shares of Series B Convertible Preferred Stock outstanding, respectively. Each such Preferred Share is convertible into 114 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4.7 million. During the three months ending March 31, 2020, nine shares of Series B Convertible Preferred Stock were converted into common stock.

(b) Common Stock

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares.

In June 2019, the Company effected a 44-to-1 reverse stock split of the outstanding shares, in order to become compliant with the NYSE regulations. This did not affect the number of authorized shares. All references herein to shares of common stock, options, warrants and preferred stock have been adjusted to give effect to this reverse stock.

On June 11, 2019, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of June 30, 2019, the Company has issued 67,767 shares of its common stock at prices between $4.03 and $4.37 for a total of $274,000. This plan expired August 19, 2019. On September 27, 2019, the Company closed an public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were $7,200,000. During the three months ended March 31, 2020 1,870,000 of the Pre-funded Warrants were exercised and 8,873,860 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification.

On May 2, 2019, the Company entered into a modification agreement with certain redeemable warrant holders of the August 23, 2017 and April 20, 2018, respectively. The warrant exercise price was reduced to $6.60 and 103,410 warrants were exercised, reducing the liability attributed to the warrants by approximately $404,000, and the Company realized about $682,000 in net proceeds, resulting in an addition to stockholders’ equity of approximately $1,086,000.

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim, pursuant to which it may sell from time to time, shares of its Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced the EDA with Maxim. On July 19, 2019, the Company filed a prospectus supplement with the SEC in connection with the offering under the 2019 EDA under its existing Registration Statement on Form S-3 (File No 333-226059) related to the sale of shares of its common stock having an aggregate offering price of up to $4,508,244, the maximum number of Shares permitted to be sold under the 2019 EDA at that time. As of December 31, 2019, the Company had sold 905,869 shares under the 2019 EDA for gross proceeds of $2,553,079 which includes a 3.5% fee to Maxim of $89,358. On March 3, 2020, the Company filed a new prospectus supplement with SEC increasing the aggregate offering price of shares of common stock it could sell under the 2019 EDA $10,867,245. On March 10, 2020, the Company filed another prospectus supplement with SEC increasing the aggregate offering price under the 2019 EDA to $18,833,739. During the quarter ended March 31, 2020, the Company sold 6,616,729 shares under the 2019 EDA for total gross proceeds of $17,317,866, which includes a 3.5% fee to Maxim of $606,125. The actual number of shares, that the Company can sell, and the proceeds to be received therefrom under the 2019 EDA are dependent upon the market price of its Common Stock.

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

As of March 31, 2020, and December 31, 2019, there were 28,020,512 and 10,386,754 shares outstanding, respectively.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the guidance, ASU 2018-19 in November 2018 and ASU 2020-02 in February 2020. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU will be effective for us beginning the first day of our 2023 fiscal year. Early adoption is permitted. We are evaluating the impact of adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

There were a series of debt conversions during 2019 which partially converted $1,400,000 of the $3,408,000 convertible debt, as amended, into stockholders’ equity, adding approximately $1,400,000 to stockholders’ equity. The number of shares issued in these conversions were 204,246 shares. In October 2019 and November 2019 respectively, the lender redeemed $300,000 pursuant to the terms of the modification. In connection with the IR Note, the Company recorded a gain equal to $127,000 for the year-end December 31, 2019.

Interest expense associated with the IR Note was $0 for March 31, 2020 and $78,000 for the three months ended March 31, 2019.

Note 12: Long Term Debt

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

As of March 31, 2020, the outstanding CV note consisted of original principal of $2,635,000 and accrued interest payable of $182,000 less origination discount and issuance costs of $427,000, with a net note payable of $2,390,000.

On December 5, 2019, the Company issued a secured Promissory Note (the “AS Note”) to Atlas Sciences L.P. (“AS”). The AS Note has an original principal amount of $2,175,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its term. In conjunction with the AS Note, the Company utilized $1,650,000 of the net proceeds from the AS Note to pay off in full our obligation to Iliad, an entity with affiliations to AS, pursuant to the IR Note.

As of March 31, 2020, the outstanding AS note consisted of original principal of $2,175,000 and accrued interest payable of $74,000 less origination discount and issuance costs of $441,000, with a net note payable of $1,808,000.

The Company evaluated the IR Note transaction in accordance with ASC 470, Debt (“ASC 470”) and determined the exchange is considered an extinguishment of the existing debt and issuance of new debt. As a result, the Company derecognized the liability and recorded a loss on the extinguishment of debt of $250,000 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the AS Note was recorded in accordance with ASC 470 whereby the Company will record a liability equal to the proceeds received on December 5, 2019.

In, conjunction with the financing, the Company used the proceeds to pay the outstanding IR Note. See Note 11.

Interest expense associated with the CV Note and AS Note for the period ended March 31, 2020 was approximately $70,000 and $56,000, respectively.

Note 13: Fair Value

The Company is required under U.S. GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheets.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction, namely (1) a merger or consolidation with another person; (2) sale of substantially all of its assets; (3) holders of common stock sell 50% or more of outstanding shares; (4) the Company effects an exchange of all its securities for other securities, cash or property, and (5) the Company effects a stock purchase agreement or business combination for more than 50% of outstanding shares. The fair value of the redeemable warrants (“Warrants”) related to the Company’s August 2016, February 2017, June 2017, August 2017, April 2018 and March 2019 common stock warrant issuances, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	March 31, 2020	December 31, 2019
Underlying price per share	$2.56	$0.54
Exercise price per share	$82.50	$82.50
Risk-free interest rate	0.20%	1.58%
Expected holding period	1.42	1.67
Expected volatility	130%	96%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	March 31, 2020	December 31, 2019
Underlying price per share	$2.56	$0.54
Exercise price per share	$30.25 – 33.00	$30.25-33.00
Risk-free interest rate	0.25%	1.6%
Expected holding period	2.34–2.35	2.59-2.60
Expected volatility	110%	89%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	March 31, 2020	December 31, 2019
Underlying price per share	$2.56	$0.54
Exercise price per share	$27.50	$27.50
Risk-free interest rate	0.24%	1.60%
Expected holding period	2.17	2.42
Expected volatility	110%	91%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	March 31, 2020	December 31, 2019
Underlying price per share	$2.56	$0.54
Exercise price per share	19.80	$19.80
Risk-free interest rate	0.23%	1.59%
Expected holding period	1.93	2.18
Expected volatility	115%	94%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	March 31, 2020	December 31, 2019
Underlying price per share	$2.56	$0.54
Exercise price per share	$17.16	$17.16
Risk-free interest rate	0.15%-0.31%	1.59%-1.65%
Expected holding period	0.57 – 3.57	0.82-3.82
Expected volatility	100%-160%	86%-124%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	March 31, 2020	December 31, 2019
Underlying price per share	$2.56	$0.54
Exercise price per share	$8.80	$8.80
Risk-free interest rate	0.33%	1.66%
Expected holding period	3.94	4.19
Expected volatility	95%	87%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction (1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company flagship product is approved only in Argentina for Severely Debilitated Chronic Fatigue Syndrome patients;
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and global market conditions continue to include uncertainty, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;
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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes certain U.S. and government agency debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2020, the Company has classified the warrants with cash settlement features and convertible debt as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands)As of March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Mutual Fund	$22	$22	$—	$—
U. S. Treasury notes	2,294	2,294	—	—
U.S. Government mortgage backed securities	1,195	1,195	—	—
Marketable Securities	$3,511	$3,511	$—	$—
Liabilities:
Redeemable warrants	$239	$—	$—	$239

	(in thousands) As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Mutual Fund	$7,308	$7,308	$—	$—
Liabilities:
Redeemable warrants	$57	$—	$—	$57

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2019	$57
Fair value adjustment	182
Balance at March 31, 2020	$239

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

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of March 31, 2020 are as follows:

During the year:

(in thousands)
2020	314
2021	426
2022	437
2023	449
2024	463
Thereafter	1,566
Total of payments	3,655
Less deferred issuance costs	(212)
Less discount on debt instrument	(910)
Less imputed interest	(266)
Total balance	2,267
Less current portion	(217)
Long term portion	$2,050

Interest expense relating to this financing agreement was $16,000 for the three months ended March 31, 2020 and $17,000 for the three months ended March 31, 2019.

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

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 6 months and 5 years. As of March 31, 2020, the weighted-average remaining term is 2.17 years.

The Company has determined that the incremental borrowing rate is 10% as of December 31, 2018 based upon the recently completed financing transaction in September 2018.

Below are the lease commitments for the next 5 years and thereafter

Year Ending March 31,
2020	$37,847
2021	43,035
2022	30,980
2023	33,637
2024	9,034
Thereafter	—
Less imputed interest	(14,048)
Total	$140,485

As of March 31, 2020, the balance of the right of use assets was $141,000 and the corresponding lease liability balance was $141,000. Total rent expense was $15,000 for the three months ended March 31, 2020 and $14,000 for the three months end March 31, 2019.

Note 16: Subsequent Events

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

On April 24, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) in the principal amount of $588,000 (the “PPP Loan”) from BB&T Bank (the “PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan was disbursed by the PPP Loan Lender to the Company on April 28, 2020 (the “Disbursement Date”) and will mature two years from the Disbursement Date. The PPP Loan bears an interest at 1.00% per annum and is payable monthly commencing seven months from the Disbursement Date. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for payroll costs, costs for continuing group healthcare benefits, mortgage interest payments, rent, utility and interest on any other debt obligations that were incurred before February 15, 2020.

All or a portion of principal of the PPP Loan may be forgiven by the SBA and the PPP Loan Lender upon application by the Company within 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. While the Company currently believes that its use of the PPP Loan proceeds will meet the conditions for forgiveness under the PPP Note, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. Because the U.S. government subsequently changed its position and guidelines related to the PPP Loans and publicly traded companies, the Company repaid the loan on May 4, 2020.

On May 11, 2020, a new clinical trial, sponsored by the Roswell Park Comprehensive Cancer Institute in collaboration with AIM ImmunoTech and the National Cancer Institute, will test the safety of this combination regimen in patients with cancer and mild to moderate COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. The phase 1/2b study will enroll approximately 40 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. AIM ImmunoTech is a financial sponsor of the study and will provide Ampligen (rintatolimod) at no charge for this study. Additional information on the clinical trial is available at clintrials.gov.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section; Part II, Item 1 “Legal Proceedings”; and Part II, Item 1A “Risk Factors”.

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

With the outbreak of the COVID-19 coronavirus and our prior research into Ampligen’s antiviral activity against Severe Acute Respiratory Syndrome, or SARS, we now are focusing on the potential of Ampligen to serve as a protective prophylaxis and an early-onset therapeutic for the virus and as part of a vaccine. Significant testing and trials will be required to determine whether Ampligen will be effective in the treatment of the COVID-19 coronavirus in humans and no assurance can be given that it will be the case. Our beliefs rely on a number of studies. No assurance can be given that future studies will not result in findings that are different from those reported in the studies we refer to. Results obtained in animal models do not necessarily predict results in humans. Some of the world’s largest pharmaceutical companies and medical institutions are racing to find a treatment for COVID-19. Even if Ampligen proves effective in combating the virus, no assurance can be given that our actions toward proving this will be given first priority or that another treatment that eventually proves capable will not make our efforts ultimately unproductive. The pandemic is disrupting world health and world economies and most likely will continue to do so for a long time. While we are able to continue to operate, clearly, like all businesses, we are unable to gauge how bad this pandemic will affect our operations in the future. We are reaching out, directly and indirectly, to numerous foreign governments and entities related to the COVID-19 coronavirus and, if successful, will be working in these countries.

In this regard, we are working with the National Institute of Infectious Diseases (NIID) in Japan to test Ampligen as a potential treatment for COVID-19 coronavirus. The NIID experimental program has commenced. An initial in vitro test performed was inconclusive due to an inadequate dosage range that was too low compared with the dosage range suggested by a prior in vitro study with another human coronavirus. In vitro tests following a modified protocol are currently underway and animal experimentation, similar to the prior NIH contract SARS-Cov- 1 experiments, are planned as well.

In addition, Shenzhen Smoore Technology Limited has agreed to running some preliminary tests in China to the efficacy of Smoore’s inhalation delivery device using Ampligen. Ampligen timely proves an effective COVID-19 treatment, significant testing will be required to determine if the Smoore device will be able to safely deliver Ampligen in an appropriate dose without diminishing its efficacy against COVID-19. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential operations in foreign countries will not be adversely affected by these risks. We have filed provisional patent applications related to the COVID-19 coronavirus. However, these filings do not assure that patents will ultimately be granted.

On May 11, 2020 a new clinical trial, sponsored by the Roswell Park Comprehensive Cancer Institute in collaboration with AIM ImmunoTech and the National Cancer Institute, will test the safety of this combination regimen in patients with cancer and mild to moderate COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. The phase 1/2b study will enroll approximately 40 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. AIM ImmunoTech is a financial sponsor of the study and will provide Ampligen (rintatolimod) at no charge for this study. Additional information on the clinical trial is available at clintrials.gov.

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

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica, or ANMAT, for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program, or EAP, as discussed below and was used in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

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

Currently, six oncology Ampligen clinical trials are underway with a number of subjects enrolled at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. Four are at Roswell Park Comprehensive Cancer Center (“RPCCC”) and the other two are at the University of Pittsburgh Medical Center. No assurance can be given as to the results of these underway trials. Six additional cancer trials in collaboration with University Medical/Cancer Research Centers using Ampligen plus checkpoint blockade are in various pre-enrollment stages. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur and they are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring universities or cancer centers. Even if these additional clinical trials are initiated, as we are not the sponsor, we cannot assure that these clinical studies or the six studies underway will be successful or yield any useful data. In addition, initiation of planned clinical trials may not occur secondary to many factors including lack of regulatory approval(s) or lack of study drug. Even if these clinical trials are initiated, the Company cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. The Company recognizes that all cancer centers, like all medical facilities, must make the pandemic their priority. Therefore, there is the potential for delays in clinical trial enrollment and reporting in ongoing studies in cancer patients because of the COVID-19 medical emergency.

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

We strived to maximize the outsourcing of certain components of our manufacturing, quality control, marketing and distribution while maintaining control over the entire process through our quality assurance and regulatory groups. We are investigating utilizing contract manufactures for the Alferon process. We cannot provide any guarantee that the facility or current or potential contract manufacturers will pass an FDA pre-approval inspection for Alferon manufacturing.

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

Since the outbreak of SARS-CoV-2, we have been actively engaged in determining whether Ampligen could be an effective treatment for this virus or could be part of a vaccine. We believe that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus. Recently, we announced that the National Institute of Infectious Diseases (NIID) in Japan will begin laboratory testing of Ampligen as a potential treatment for COVID-19, the new coronavirus infectious disease caused by SARS-CoV-2. The NIID experimental program has commenced. An initial in vitro test performed was inconclusive due to an inadequate dosage range that was too low compared with the dosage range suggested by a prior in vitro study with another human coronavirus. In vitro tests following a modified protocol are currently underway and animal experimentation, similar to the prior NIH contract SARS-Cov- 1 experiments, are planned as well.

We also have noted that the FDA has authorized an IND for Roswell Park Cancer Institute to conduct a Phase 1/2A study of Ampligen and IFN alpha Regimen in Cancer patients with mild or moderate COVID-19 infections.

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

Beginning in April, we entered into confidentiality and non-disclosure agreements with numerous companies for the potential outsourcing of the production of polymer, enzyme, placebo as well as Ampligen and one Contract Research Organization which may also assist with the planning, presentation and filing of documents with the FDA. These confidentiality and non-disclosure agreements are only the initial step in forging relationships with these entities to obtain contract manufacturers and research partners. No assurance can be given as to how many of these, initial explorations, if any, will result in definitive arrangements or, with regard to potential research partners, what research arrangements will develop and thereafter prove fruitful.

Ampligen® represents an RNA being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen® has in the clinic demonstrated the potential for standalone efficacy in a number of solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen® is used in combination with checkpoint blockade therapies. This success in the field of immuno-oncology has guided our focus toward the potential use of Ampligen® as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen® clinical trials — both underway and planned — at major cancer research centers around the country. Ampligen ® was used as a monotherapy to treat pancreatic cancer patients in an Early Access Program (EAP) approved by the Inspectorate of Healthcare in the Netherlands at Erasmus Medical Center. We currently are awaiting a report on the Netherland’s EAP.

Ampligen® is also being evaluated for the treatment of myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS). AIM is currently sponsoring an expanded access program (EAP) for ME/CFS patients in the U.S. In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) for commercial sale of Ampligen® (rintatolimod) in the Argentine Republic for the treatment of severe CFS. With regulatory approval in Argentina, Ampligen® is the world’s only approved therapeutic for ME/CFS. We continue to pursue our Ampligen New Drug Application, or NDA, for the treatment of CFS with the U.S. Food and Drug Administration, or FDA. Please see “Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”)” below.

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

The FDA has authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen® in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies that the FDA requested in a complete response letter. The FDA approved the increase reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2020. At this time, we do not plan on passing this adjustment along to the patients in this program. As of March 31, 2020, there are 10 patients enrolled in this open-label expanded access treatment protocol.

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

In 2018, we completed production of two commercial-size batches of more than 16,000 vials of Ampligen®, following its “Fill & Finish” at the Contract Manufacturing Organization. These lots passed all required testing for regulatory release for human use and are being used for multiple programs including the treatment of ME/CFS, the pancreatic cancer EAP in the Netherlands, and will continue to be used for ongoing and future clinical studies in oncology. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials.

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

Alferon N Injection® [Interferon alfa-n3 (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multi-species alpha interferon product. There are essentially no neutralizing antibodies observed against Alferon N Injection® to date and the product has a relatively low side-effect profile. The recombinant DNA derived alpha interferon formulations have been reported to have decreased effectiveness after one year of treatment, probably due to neutralizing antibody formation

See “Manufacturing” and “Marketing/Distribution” sections below for more details on the manufacture and marketing/distribution of Alferon N Injection®.

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

In addition, six Ampligen clinical trials are planned for initiation in 2020, subject to funding:

●	Brain-Metastatic Breast Cancer — Phase 2 study to assess the effectiveness of a three-pronged strategy combining distinct immunotherapy approaches, including Ampligen. RPCCC and Moffitt Cancer Center have both received “Breakthrough Awards” from the U.S. Department of Defense. Together, these separate but parallel proposed clinical trials are receiving approximately $15 million in DOD funding to study Ampligen.

●	Stage 4 Refractory Metastatic Colorectal Carcinoma — Phase 2 study that will evaluate Ampligen in combination with pembrolizumab in refractory metastatic colorectal carcinoma at RPCCC. Dr. C. Fountzilas, PI. Up to 25 patients to be enrolled. This is expected to be funded by grants, testing Ampligen and pembrolizumab. See: https://www.clinicaltrials.gov/show/NCT04119830

●	Refractory Melanoma — Phase 2 study that will evaluate polarized dendritic cell vaccine, interferon alpha-2, Ampligen and celecoxib for the treatment of HLA-A2+ refractory melanoma at RPCCC. Dr. I. Puzanov, PI. Up to 24 patients to be enrolled. See: https://www.clinicaltrials.gov/show/NCT04093323

●	Stage 4 Urothelial, Melanoma and Renal Cell Carcinoma — Phase 2 study of advanced urothelial (bladder), melanoma and renal cell carcinoma, resistant to checkpoint blockade, that will evaluate Ampligen in combination with a checkpoint blockade therapy at RPCCC. Dr. M. Opyrchal, PI. Protocol design and funding currently being finalized.

●	Non-Small Cell Lung Cancer — First-line therapy for non-small cell lung cancer with SOC chemotherapy that will evaluate Ampligen in combination with pembrolizumab at University of Nebraska Medical Center. Dr. V. Ernani, PI. Study design and budget being developed. However, we now anticipate an extended delay, as other studies with funding have moved ahead of the Ampligen project. RPCCC is exploring a pilot study to establish proof of concept.

●	Advanced Pancreatic Cancer — Phase 2 study in advanced pancreatic cancer using checkpoint blockade plus Ampligen at University of Nebraska Medical Center. Dr. K. Klute, PI. Protocol and budget being developed. This proposed study will be driven by the data from our Dutch EAP (see below) and UNMC animal experiments showing synergy between Ampligen and checkpoint therapy. In addition, we are seeking to confirm the initial round of successful animal experiments with a second round of experiments at UNMC.

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

In October 2016, an analysis of a subset of CFS patients from the AMP-516 Phase 3 study was performed and presented at the IACFS/ME annual meeting in Fort Lauderdale, FL. The ITT Population (n=208) was separated into two subsets based primarily on baseline CFS symptom duration (2-8 years (n=75) and <2 years plus >8 years (n=133)). Responder analyses of the ITT Population and both subsets were performed. Responder analyses of rintatolimod vs. placebo patients improving ET duration from baseline by ≥25% shows over twice the percentage of patients with clinical enhancement in ET effect in the rintatolimod cohort compared to placebo for the 2-8-year subset vs. the ITT population. This subset may assist in the design of future clinical studies of Ampligen® in the treatment for ME/CFS patients.

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

Jubilant Hollister-Stier (Jubilant) is AIM’s authorized CMO for Ampligen for our approval in Argentina. Since the 2017 engagement of Jubilant to manufacture Ampligen, two lots of Ampligen consisting of more than 16,000 units have been manufactured and released in year 2018.  These lots passed all required testing for regulatory release for human use and are being used for multiple programs including the treatment of ME/CFS, the pancreatic cancer EAP in the Netherlands, and will continue to be used for ongoing and future clinical studies in oncology.  The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the three months ended March 31, 2020, the Company did not make any contributions towards the 401(k) Plan.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 versus three months ended March 31, 2019

Net Loss

Our net loss was approximately $3,808,000 and $3,365,000 for the three months ended March 31, 2020 and 2019, respectively, representing an increase in loss of approximately $443,000 or 13% when compared to the same period in 2019. This increase in loss for these three months was primarily due to the following:

●	an increase in general and administrative (G&A) expense of $501,000 or 22%; and
●	an increase in interest and finance costs of $77,000 related to long term debt;
●	a loss of $136,000 from the quarterly reevaluation of certain redeemable warrants in 2020, offset by
●	a decrease of $250,000 from the extinguishment of debt in 2019;
●	a decrease in research and development expensed of $30,000, mostly due to a general reduction of Ampligen manufacturing cost of $12,000 and an increase of $28,000 in clinical research.

Net loss per share was $(0.22) and $(2.91) for the three months ended March 31, 2020 and 2019, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2020 was 17,490,322 as compared to 1,156,895 as of March 31, 2019.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $45,000 and $0 for the quarters ended March 31, 2020 and 2019, respectively. There was an increase in revenues of $45,000. The revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $204,000 and $231,000, respectively, for the three months ended March 31, 2020 and 2019, representing a decrease of $27,000 in production costs in the current period. These costs primarily represent production expenses related to Ampligen produced in 2019.

Research and Development Costs

Research and Development (“R&D”) costs for the quarter ended March 31, 2020 were approximately $898,000 as compared to $928,000 for the quarter ended March 31, 2019 reflecting a decrease of approximately $30,000. The reason for the decrease in research and development costs was due to a decrease in production cost of $117,000, and maintenance and engineering cost of $29,000; offset by increases in stability and compliance expense of $128,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the quarters ended March 31, 2020 and 2019 were approximately $2,268,000 and $1,767,000, respectively, reflecting an increase of approximately $501,000 or 22%. The increase in G&A expenses during the current period was mainly due to increases in salaries & benefits, including annual bonuses of $413,000, professional and legal fees of $137,000 and warrant modification of $46,000.

Other Income-Expenses

Interest and finance costs increased $77,000 in the three months ended March 31, 2020 mostly due to the costs associated with the long-term debt which were not in effect in the three months ended March 31, 2019.

There was a loss on extinguished debt of $250,000 in 2019 which did not occur in 2020.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended March 31, 2020 which amounted to a loss of approximately $182,000 compared to a loss of $46,000 for March 31, 2019 (see Note 13: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Liquidity and Capital Resources

As of March 31, 2020, we had approximately $31,101,000 in cash, cash equivalents and marketable securities, inclusive of approximately $3,511,000 in marketable securities. As of December 31, 2019, we had approximately $8,778,000 in cash, cash equivalents and marketable securities, inclusive of approximately $7,308,000. Cash used in operating activities for the three months ended March 31, 2020 was approximately $3,060,000 compared to approximately $1,457,000 for the same period in 2019, or an increase of $1,603,000, resulting from the receipt of $859,000 from sale of New Jersey NOL in the period ended March 31, 2019 and a non-recurring convertible note debt extinguishment of $344,000 recorded in 2019.

Cash provided from investing activities for the three months ended March 31, 2020 was approximately $3,493,000 compared to cash used by investing activities of approximately $1,098,000 for the same period in 2019, representing an increase of $4,591,000. The primary reason for the increase during the current period are the purchase of marketable securities of $10,319,000 offset by the sale of marketable securities of $14,116,000.

Cash provided by financing activities for the three months ended March 31, 2020 was approximately $25,687,000 compared to approximately $4,650,000 for the same period in 2019, an increase of $21,037,000. The primary reason for the increase in the three months ended March 31, 2020 is our receipt of net proceeds of approximately $25,771,000 from the sale common stock pursuant to our 2019 EDA with Maxim Group, the exercise of warrants (see “Note 8: Stockholders' Equity).

If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing will be required. In this regard, due to the high cost estimates to bring the facility back online, we most likely will need additional funds to finance the revalidation process in our facility and to initiate commercial manufacturing.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon.

The proceeds from our financings have been used to fund infrastructure growth including manufacturing, regulatory compliance and market development along with our efforts regarding the Ampligen manufacturing, Ampligen NDA. There can be no assurances that, if needed, we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop our products. Also, we have the ability to curtail discretionary spending, including some research and development activities, if required to conserve cash.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $31,101,000 in cash, cash equivalents and marketable securities at March 31, 2020 as compared to $8,778,000 at December 31, 2019.

To the extent that our cash and cash equivalents exceed our near-term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of March 31, 2020, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2020, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020, which could materially affect our business, financial condition, or future results. The risks described in the above report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

We recently received a request from the SEC for certain information and documents concerning who at the Company or otherwise may have had knowledge concerning the pricing of our September 2019 underwritten public offering prior to the public announcement on September 25, 2019.  While our cooperation is voluntary and not mandatory, we are fully cooperating with such request.

ITEM 6: Exhibits

(a)	Exhibits

10.1	Amendment to 2017 Material Transfer and Research Agreement with Roswell Park Cancer Institute.(1)

10.2	April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited.(2)

10.3	April 21, 2020 Mutual Confidentiality Agreement with UMN Pharma Inc., National Institute of Infectious Diseases, and Shionogi & Co., Ltd.(3)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

101.INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Schema Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document * **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * **

* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

(1)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed March 26, 2020 and is hereby incorporated by reference.

(2)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed April 6, 2020 and is hereby incorporated by reference.

(3)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed April 27, 2020 and is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Ellen M. Lintal
Ellen M. Lintal
Chief Financial Officer

Date: May 14, 2020

