Form 10-Q/A
period 2020-03-31
AIM ImmunoTech Inc.
filed 2020-05-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, as filed with the U.S. Securities and Exchange Commission on May 14, 2020 prior to the filing of this Amendment No.1 (the “Original Filing”). Amendment No. 1 is being filed solely to correct inadvertently omitted text from the disclosure about the Roswell Park Cancer Institute’s IND authorized by the FDA included in Item 1, Note 16: Subsequent Events to the consolidated financial statements and in Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Overview.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended and for the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends Items 1, Financial Statements Note 16: Subsequent Events to the consolidated financial statements and Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations; Overview, both contained in Part I of this report.

Part II, Item 6. has been included herein to reflect new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed herewith.

No other changes have been made to the Original Filing.

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

In early April 2020, the Company entered into a Material Transfer Agreement with Shenzhen Smoore Technologies located in Shenzhen China, the world’s largest manufacturer of inhalation devices. Pursuant to this agreement, the Company is providing Smoore with Ampligen and Smoore will be conducting in vitro tests using its porous ceramic atomizer technology. Initial testing will study the particle size of various Ampligen concentrations in aqueous solutions obtainable using Smoore’s technology. The goal of these studies is to establish a reproducible method to obtain an Ampligen containing atomized mist that can deliver biologically active Ampligen deep into the lung airways of humans.

Beginning in April the Company entered into confidentiality and non-disclosure agreements with numerous companies for the potential outsourcing of the production of polymer, enzyme, placebo as well as Ampligen and one Contract Research Organization which may also assist with the planning, presentation and filing of documents with the FDA.

On May 11, 2020, the Company received notice that the FDA sent an authorization of an IND to Roswell Park Cancer Institute to conduct a Phase 1/2A study of Ampligen and IFN alpha Regimen in Cancer patients with mild or moderate COVID-19 infections.

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

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

The Company evaluated the IR Note transaction in accordance with ASC 470, Debt (“ASC 470") and determined the exchange is considered an extinguishment of the existing debt and issuance of new debt. As a result, the Company derecognized the liability and recorded a loss on the extinguishment of debt of $250,000 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the AS Note was recorded in accordance with ASC 470 whereby the Company will record a liability equal to the proceeds received on December 5, 2019.

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

As disclosed in Note 1, on May 11, 2020, the Company received notice that the FDA sent an authorization of an IND to Roswell Park Cancer Institute to conduct a Phase 1/2A study of Ampligen and IFN alpha Regimen in Cancer patients with mild or moderate COVID-19 infections. This new clinical trial, sponsored by the Roswell Park in collaboration with the Company, will test the safety of this combination regimen in patients with cancer and mild to moderate COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. The phase 1/2b study will enroll approximately 40 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. AIM ImmunoTech intends to be a financial sponsor of the study and will provide Ampligen (rintatolimod) at no charge for this study. Additional information on the clinical trial is available at clintrials.gov.

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

On May 11, 2020, we received notice that the FDA sent an authorization of an IND to Roswell Park Cancer Institute to conduct a Phase 1/2A study of Ampligen and IFN alpha Regimen in Cancer patients with mild or moderate COVID-19 infections.

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

We also have noted that the FDA has authorized an IND for Roswell Park Cancer Institute to conduct a Phase 1/2A study of Ampligen and IFN alpha Regimen in Cancer patients with mild or moderate COVID-19 infections. This new clinical trial, sponsored by the Roswell Park in collaboration with us, will test the safety of this combination regimen in patients with cancer and mild to moderate COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. The phase 1/2b study will enroll approximately 40 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. AIM ImmunoTech intends to be a financial sponsor of the study and will provide Ampligen (rintatolimod) at no charge for this study. Additional information on the clinical trial is available at clintrials.gov.

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

Cash provided by financing activities for the three months ended March 31, 2020 was approximately $25,687,000 compared to approximately $4,650,000 for the same period in 2019, an increase of $21,037,000. The primary reason for the increase in the three months ended March 31, 2020 is our receipt of net proceeds of approximately $25,771,000 from the sale common stock pursuant to our 2019 EDA with Maxim Group, the exercise of warrants (see “Note 8: Stockholders’ Equity).

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

