Form 10-Q
period 2020-06-30
AIM ImmunoTech Inc.
filed 2020-08-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

39,690,012 shares of common stock were outstanding as August 13, 2020.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$33,908	$1,470
Marketable securities, short term	1,093	7,308
Funds receivable from sale of New Jersey net operating loss	—	776
Accounts receivable, net	46	44
Prepaid expenses and other current assets	118	848
Total current assets	35,165	10,446
Property and equipment, net	6,785	7,116
Right of use assets, net	130	152
Patent and trademark rights, net	1,381	1,151
Marketable securities, long term	5,308	—
Other assets	1,354	1,354
Total assets	$50,123	$20,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$255	$472
Accrued expenses	325	403
Current portion of operating lease liabilities	32	38
Current portion of financing obligation	221	214
Total current liabilities	833	1,127

Long-term liabilities:
Operating lease obligation	98	114
Notes payable, net	—	3,910
Financing obligation arising from sale leaseback transaction (Note 14)	1,993	2,104
Redeemable warrants	207	57
Commitments and contingencies

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 8,000 shares designated, 737 and 778 shares issues and outstanding, respectively	737	778
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 34,250,615 and 10,386,754, respectively	34	10
Additional paid-in capital	381,427	340,228
Accumulated other comprehensive income	63	—
Accumulated deficit	(335,269)	(328,109)
Total stockholders’ equity	46,992	12,907
Total liabilities and stockholders’ equity	$50,123	$20,219

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenues:
Clinical treatment programs –United States	$40	$4	$83	$4
Clinical treatment programs - Europe	—	25	2	25

Total revenues	40	29	85	29

Costs and expenses:
Production costs	200	215	404	446
Research and development	1,463	1,096	2,343	2,024
General and administrative	1,717	1,942	3,986	3,709

Total costs and expenses	3,380	3,253	6,733	6,179

Operating loss	(3,340)	(3,224)	(6,648)	(6,150)

Interest and other income	46	16	67	36
Interest expense and other finance costs	(249)	(99)	(571)	(344)
Extinguishment of notes payable	142	—	142	(250)
Convertible note valuation adjustment	—	(74)	—	16
Settlement of litigation	—	260	—	260
Redeemable warrants valuation adjustment	31	1,085	(150)	1,039

Net loss	(3,370)	(2,036)	(7,160)	(5,393)

Other comprehensive income (loss):
Unrealized loss on marketable securities	67	—	63	—
Net comprehensive loss	$(3,303)	$(2,036)	$(7,097)	$(5,393)

Basic and diluted loss per share	$(0.11)	$(1.07)	$(0.19)	$(3.53)

Weighted average shares outstanding, basic and diluted	29,970,197	1,898,703	37,073,765	1,529,948

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2020 and 2019

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	$778	10,386,754	$10	$340,228	$—	$(328,109)	$12,907
Shares issued for:
Common stock issuances	—	23,859,099	24	40,797	—	—	40,821
Warrant modification	—	—	—	46	—	—	46
Equity-based compensation	—	—	—	346	—	—	346
Shares issued to pay accounts payable	—	4,762	—	10	—	—	10
Series B preferred shares converted to common shares	(41)	—	—	—	—	—	(41)
Net comprehensive loss	—	—	—	—	63	(7,160)	(7,097)
Balance June 30, 2020	$737	34,250,615	$34	$381,427	$63	$(335,269)	$46,992

	Series B Preferred	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2018	$—	1,107,607	$1	$323,749	$—	$(318,576)	$5,174
Shares issued for:
Common stock issuance, net of costs	—	893,054	1	6,522	—	—	6,523
Convertible note origination shares	—	204,246	—	1,473	—	—	1,473
Deemed Dividends	—	—	—	(135)	—	—	(135)
Equity-based compensation	—	1,932	—	426	—	—	426
Redeemable warrants	—	—	—	(2,787)	—	—	(2,787)
Shares issued to pay accounts payable	—	8,091	—	46	—	—	46
Series B preferred shares issued, net of offering costs	5,312	—	—	—	—	—	5,312
Series B preferred shares converted to common shares	(4,091)	—	—	—	—	—	(4,091)
Net comprehensive loss	—	—	—	—	—	(5,393)	(5,393)
Balance June 30, 2019	$1,221	2,214,930	$2	$329,294	$—	$(323,969	$6,548

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(in thousands)

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(7,160)	$(5,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	340	380
Redeemable warrants valuation adjustment	150	(1,039)
Fair value of convertible note adjustment	—	(16)
Change in convertible debt – refinancing	—	20
Extinguishment of notes payable	142	344
Warrant modification	46	—
Amortization of patent, trademark rights	67	35
Changes in ROU assets	22	22
Equity-based compensation	346	426
Realized (loss) gain on sale of marketable securities	63	—
Amortization of finance and debt issuance costs	42	71
Change in assets and liabilities:
Accounts and other receivables	774	1,018
Prepaid expenses and other current assets	730	66
Lease liability	(22)	(28)
Accounts payable	(217)	38
Accrued interest expense	230	(178)
Accrued expenses	(78)	—
Net cash used in operating activities	(4,525)	(4,234)
Cash flows from investing activities:
Proceeds from sale of marketable securities	8,497	—
Purchase of marketable securities	(7,590)	(379)
Purchase of property and equipment	(9)	(63)
Purchase of patent and trademark rights	(297)	(184)
Net cash provided by (used in) investing activities	601	(626)
Cash flows from financing activities:
Payment of note payable	(4,283)	—
Financing obligation payments	(176)	(169)
Proceeds from sale of stock, net of issuance costs	40,821	5,689
Net cash provided by financing activities	36,362	5,520
Net increase in cash and cash equivalents	32,438	660
Cash and cash equivalents at beginning of period	1,470	299
Cash and cash equivalents at end of period	$33,908	$959
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized loss on marketable securities	$63	$—
Conversion of series B preferred	41	4,092
Conversion of note payable into shares	—	1,473
Stock issued to settle accounts payable	$10	$46
Operating Lease – Right of Use Assets	$—	$148

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM” or “Company”) are an immuno-pharma company headquartered in Ocala, Florida and focused on the research and development of therapeutics to treat multiple types of cancers, various viruses and immune-deficiency disorders. The Company has established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

AIM’s flagship products include Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon Alfa-N3). A first-in-class drug is also known as a new molecular entity that contains an active moiety. Ampligen has not been approved by the FDA or marketed in the US.

A global pandemic due to a novel strain of coronavirus (COVID-19) has occurred. Since the late 2019 outbreak of SARS-CoV-2, the novel virus that causes COVID-19, the Company has been actively engaged in determining whether Ampligen could be an effective treatment for this virus or could be part of a vaccine. The Company believes that Ampligen has the potential to be both an early-onset treatment for and prophylaxis against SARS-Cov-2. Ampligen is also being researched as part of a potential COVID-19 vaccine strategy that combines Ampligen as an immune enhancer seeking to boost the efficacy of the vaccine and also convey cross-reactivity and cross-protection against future mutations. The Company believes that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus.

In February 2020, AIM filed three provisional patent applications related to Ampligen in the Company’s efforts toward joining the global health community in the fight against the deadly coronavirus. The Company’s three provisional patent applications include: 1) Ampligen as a therapy for the coronavirus; 2) Ampligen as part of a proposed intranasal universal coronavirus vaccine that combines Ampligen with inactivated coronavirus, conveying immunity and cross-protection and; 3) a high-volume manufacturing process for Ampligen. Under the Patent Cooperation Treaty of 1970, which provides international protections for patents, the three provisional patent applications can convert to international patent applications based on the date of their filings.

In early April 2020, the Company entered into a Material Transfer Agreement with Shenzhen Smoore Technologies located in Shenzhen China, the world’s largest manufacturer of inhalation devices. Pursuant to this agreement, the Company is providing Smoore with Ampligen and Smoore will be conducting in vitro tests using its porous ceramic atomizer technology. Initial testing will include evaluation of Ampligen with regard to safety and characterization of the inhaler vapor properties. Additional testing will study the particle size of various Ampligen concentrations in aqueous solutions obtainable using Smoore’s technology. The goal of these studies is to establish a reproducible method to obtain an Ampligen-containing atomized mist that can deliver biologically active Ampligen deep into the lung airways of humans. The Company is currently awaiting study details from Smoore. The Ampligen is scheduled to be shipped to Smoore for testing, pending resolution of various China inbound import regulatory requirements. The Company will provide additional updates as they become available.

Beginning in April 2020, the Company entered into confidentiality and non-disclosure agreements with numerous companies for the potential outsourcing of the production of polymer, enzyme, placebo as well as Ampligen, and one Contract Research Organization, Amarex Clinical Research LLC (“Amarex”), which will provide regulatory support, including managing a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery.

In addition, the Company has joined with ChinaGoAbroad (CGA) to facilitate the entry of Ampligen into the People’s Republic of China (PRC) for use as a prophylactic/early-onset therapeutic against COVID-19. CGA is a member-based online information platform and offline advisory firm serving to facilitate two-way international transactions relating to the PRC in collaboration with the China Overseas Development Association. The relationship with ChinaGoAbroad is ongoing.

On May 11, 2020, the FDA authorized an IND for Roswell Park Cancer Institute to conduct a Phase 1/2a study of a regimen of Ampligen and interferon alpha in cancer patients with mild or moderate COVID-19 infections. This new clinical trial, sponsored by the Roswell Park in collaboration with the Company, will test the safety of this combination regimen in patients with cancer and mild to moderate COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. It is planned that the phase 1/2a study will enroll up to 80 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. The Company intends to be a financial sponsor of the study and will provide Ampligen at no charge for this study.

In March 2020, the Japanese National Institute of Infectious Diseases (“NIID”) initiated preliminary laboratory testing of Ampligen as a potential treatment for COVID-19. On July 1, 2020, we entered into a trilateral material transfer and research agreement with the NIID and Shionogi & Co., Ltd. (“Shionogi”), one of Japan’s premier pharma companies to test the Company’s drug Ampligen as a potential vaccine adjuvant for COVID-19. Under the agreement, we have and will continue to provide Ampligen samples for various research projects. Per this agreement, the details of all preclinical and clinical results will remain confidential until released by NIID and Shionogi.

On July 6, 2020, we entered into a clinical trial agreement with Roswell Park Comprehensive Cancer Center pursuant to which Roswell Park will conduct a Phase 1/2 trial of Ampligen (rintatolimod) in combination with Interon-A (interferon alfa-2b), in cancer patients with COVID-19, the disease caused by the SARS-CoV-2 coronavirus.

Recently, the Company also entered into a material transfer agreement with the University of Rochester which is planning a series of in vitro experiments in which it will be testing the direct antiviral activity of Ampligen on SARS-CoV-2, as well as the mechanism of action. The Company also entered into a specialized services agreement with Utah State University that has supplied Ampligen to support the University’s Institute for Viral Research in its research into SARS-CoV-2 and testing is underway.

In June of 2020, AIM filed a provisional patent application for, among other discoveries, the use of Ampligen® as a potential early-onset therapy for the treatment of COVID-19 induced chronic fatigue.

Many survivors of the first SARS-CoV-1 epidemic in 2003 continued to report chronic fatigue, difficulty sleeping and shortness of breath months after recovering from the acute illness. These patients are commonly referred to as “Long Haulers.” Now there is increasing evidence that patients with COVID-19 can develop a similar, ME/CFS-like illness. AIM plans to investigate the possible activity of Ampligen in the “Long Hauler” population, including a plan to modify our AMP-511 program to include Long Haulers.

The COVID-19 pandemic has significantly impacted the economic conditions in the U.S., accelerating during the first half of March. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

AIM is committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of its drug, Ampligen, and its approved drug, Alferon N Injection.

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 5,758 and 0 and 526,266 and 840,380 are excluded from the calculation of diluted net loss per share for the three months and six months ended June 30, 2020 and 2019, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options granted in the six months ended June 30, 2020 and 2019 were 0 and 39,267, respectively.

Stock option for employees’ activity during the six months ended June 30, 2020 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2020	127,747	$29.61	6.41	$—
Granted	—	—	—	—
Forfeited	(1,892)	20.45	—	—
Expired	(568)	348.48	—	—
Outstanding June 30, 2020	125,287	$28.30	6.00	$—
Vested and expected to vest June 30, 2020	125,287	$28.30	6.00	$—
Exercisable June 30, 2020	70,649	$16.68	3.63	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2020	68,283	$23.79	7.48	$—
Granted	—	—	—	—
Vested	(13,645)	14.61	—	—
Unvested June 30, 2020	54,638	$26.08	8.25	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2020	66,675	$24.09	5.47	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(76)	75.26	—	—
Outstanding June 30, 2020	66,599	$23.75	4.98	$—
Vested and expected to vest June 30, 2020	66,599	$23.75	4.98	$—
Exercisable June 30, 2020	9,694	$12.41	8.08	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2020	66,675	$12.80	5.59	$—
Granted	—	—	—	—
Expired	—	—	—	—
Vested	(9,770)	11.95	—	—
Unvested June 30, 2020	56,905	$12.95	5.15	$—

Stock-based compensation expense was approximately $346,000 and $426,000 for the six months ended June 30, 2020 and 2019 resulting in an increase in general and administrative expenses, respectively.

As of June 30, 2020, and 2019, respectively, there was approximately $442,000 and $1,101,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or net realizable value method of accounting for inventory.

Commercial sales of Alferon in the U.S. will not resume until new batches of commercial filled and finished product are produced and released by the U.S. Food and Drug Administration (“FDA”). While the facility is approved by the FDA under the Biologics License Application (“BLA”) for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. Due to the Company extending the timeline of Alferon production to in excess of one year, the Company reclassified Alferon work in process inventory of $1,095,000 to other assets within our balance sheet as of June 30, 2020 and December 31, 2019 and due to the high cost estimates to bring the facility back online. Prior to completing validation, the Company plans on modernizing the manufacturing process to make it lower-cost and higher volume. If, following modernization, the Company is unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, its operations most likely will be materially and/or adversely affected. Considering these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

The Alferon work in process is currently compliant with our internal protocols and is stored in a controlled state. All of these factors contribute to the potential sale of the Alferon work in process, after validation lots have been produced and including a successful pre-approval inspection.

Note 5: Marketable Securities

Marketable securities consist of mutual funds and debt securities. As of June 30, 2020, and December 31, 2019, it was determined that none of the marketable securities had an other-than-temporary impairment. At June 30, 2020 and December 31, 2019, all securities were measured as Level 1 instruments of the fair value measurements standard (see Note 13: Fair Value). As of June 30, 2020, and December 31, 2019 the Company held $6,401,000 and $7,308,000 in debt and equity securities, respectively.

Debt securities classified as available for sale consisted of:

June 30, 2020
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains /(Losses)	Gross Unrealized Gains /(Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	$1,772	$—	$(4)	$1,768	$1,768
U.S. Government mortgage backed securities	2,001	—	(4)	1,997	1,997
Corporate bonds	2,565	—	71	2,636	2,636
Totals	$6,338	$—	$63	$6,401	$6,401

As of December 31, 2019 the Company held no debt securities.

The following presents available-for-sale securities’ gross unrealized losses and fair value aggregated by the short- and long-term maturity.

June 30, 2020
(in thousands)

	Less than 12 Months		12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains
U.S. Treasury notes	$605	$—	$1,163	$(4)	$1,768	$(4)
U.S. Government mortgage backed securities	—	—	1,997	(4)	1,997	(4)
Corporate bonds	488	—	2,148	71	2,636	71
Totals	$1,093	$—	$5,308	$63	$6,401	$63

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2020	December 31, 2019
Compensation	$78	$94
Professional fees	101	73
Clinical trial expenses	10	56
Other expenses	136	180
	$325	$403

Note 7: Property and Equipment

	(in thousands)
	June 30, 2020	December 31, 2019
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	5,123	5,114
Total property and equipment	15,670	15,661
Less: accumulated depreciation	(8,885)	(8,545)
Property and equipment, net	$6,785	$7,116

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years.

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years. The lease payments are initially $408,000 per year for two years through March 31, 2020 and will escalate in subsequent years. (See Note 14: Financing Obligation Arising from Sale Leaseback Transaction for more details on the sale leaseback of the property and equipment).

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of June 30, 2020, and December 31, 2019, the Company had 737 and 778 shares of Series B Convertible Preferred Stock outstanding, respectively. Each such Preferred Share is convertible into 114 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the six months ending June 30, 2020, 41 shares of Series B Convertible Preferred Stock were converted into common stock.

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

On June 11, 2019, the board of directors approved up to $500,000 for all directors, officers and employees to buy Company shares from the Company at the market price. As of June 30, 2019, the Company has issued 67,767 shares of its common stock at prices between $4.03 and $4.37 for a total of $274,000. This plan expired August 19, 2019. On September 27, 2019, the Company closed an public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the six months ended June 30, 2020, 1,870,000 of the Pre-funded Warrants were exercised and 8,873,860 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification.

On May 2, 2019, the Company entered into a modification agreement with certain redeemable warrant holders of the August 23, 2017 and April 20, 2018, respectively. The warrant exercise price was reduced to $6.60 and 103,410 warrants were exercised, reducing the liability attributed to the warrants by approximately $404,000, and the Company realized about $682,000 in net proceeds, resulting in an addition to stockholders’ equity of approximately $1,086,000, offset by a deemed dividend of $135,000.

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim, pursuant to which it may sell from time to time, shares of its Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced the EDA with Maxim. On July 19, 2019, the Company filed a prospectus supplement with the SEC in connection with the offering under the 2019 EDA under its existing Registration Statement on Form S-3 (File No 333-226059) related to the sale of shares of its common stock having an aggregate offering price of up to $4,508,244, the maximum number of Shares permitted to be sold under the 2019 EDA at that time. As of December 31, 2019, the Company had sold 905,869 shares under the 2019 EDA for gross proceeds of $2,553,079 which includes a 3.5% fee to Maxim of $89,358. On March 3, 2020, the Company filed a new prospectus supplement with SEC increasing the aggregate offering price of shares of common stock it could sell under the 2019 EDA $10,867,245. On March 10, 2020, the Company filed another prospectus supplement with SEC increasing the aggregate offering price under the 2019 EDA to $18,833,739. During the six months ended June 30, 2020, the Company sold 12,580,926 shares under the 2019 EDA for total gross proceeds of $32,878,403, which includes a 3.5% fee to Maxim of $1,150,744. On June 15, 2020, the Company filed another prospectus supplement with SEC increasing the aggregate offering price under the 2019 EDA to $19,406,552. During the quarter ended June 30, 2020, the Company sold 5,964,197 shares under the 2019 EDA for total gross proceeds of $15,560,537, which includes a 3.5% fee to Maxim of $544,619.The actual number of shares, that the Company can sell, and the proceeds to be received therefrom under the 2019 EDA are dependent upon the market price of its Common Stock.

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

As of June 30, 2020, and December 31, 2019, there were 34,250,615 and 10,386,754 shares outstanding, respectively.

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

Note 11: Convertible Note Payable

On September 28, 2018, the Company entered into a $3,170,000 10% Secured Convertible Promissory Note (the “IR Note”) with Iliad Research and Trading, L.P. (the “Holder”), which was issued to the Holder in conjunction with 500,000 shares of common stock (the “Origination Shares”). The Company collected $3,000,000 in cash from the Holder during September 2018 and the remainder $170,000 was retained by the Holder for the Holder’s legal fees of $20,000 for the issuance of the IR Note and the Original Issue Discount of $150,000. The Company incurred $210,000 in third-party fees directly attributed to the issuance of the IR Note. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on the IR Note due and payable on September 28, 2019 (unless converted under terms and provisions as set forth within the IR Note. The IR Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $0.30 per share. In addition, beginning on March 28, 2019, the IR Note also provides the Holder with the right to redeem all or any portion of the IR Note (“Redemption Amount”). The payments of each Redemption Amount may be made, at the option of the Company, in cash, by converting such Redemption Amount into shares of common stock (“Redemption Conversion Shares”), or a combination thereof. The number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the lesser of $0.30 or 80% of the lowest Volume Weighted Average Price (“VWAP”) during the ten (10) trading days immediately preceding the applicable measurement date (the “Market Price”). The Purchase Agreement requires the Company to reserve at least 8,900,000 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the IR Note. However, the IR Note provides that the aggregate number shares of common stock issued to the Holder under the IR Note and Purchase Agreement shall not exceed 19.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance. The Origination Shares were to be returned to the Company in the event that the Company could provide within 30 days of the closing of the transaction certain requested assets as security for repayment of the IR Note. The security was not provided so the Origination Shares remained with the Holder.

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

The Company evaluated the Amendment in accordance with ASC 470, Debt (“ASC 470”) and determined the Amendment is considered an extinguishment of the existing debt and issuance of net debt. As a result, the Company derecognized the liability and recorded a loss on the extinguishment of debt of $345,000 in 2019 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the amended note was recorded in accordance with ASC 480 at the fair value that the note was issued with changes in fair value recorded through earnings at each reporting period.

There were a series of debt conversions during 2019 which partially converted $1,400,000 of the $3,408,000 convertible debt, as amended, into stockholders’ equity, adding approximately $1,400,000 to stockholders’ equity. The number of shares issued in these conversions were 204,246 shares. In October 2019 and November 2019 respectively, the lender redeemed $300,000 pursuant to the terms of the modification. In connection with the IR Note, the Company recorded a gain equal to $127,000 for the year-end December 31, 2019. See Note 12: Long Term Debt.

Interest expense associated with the IR Note was $0 for June 30, 2020 and $50,000 for the six months ended June 30, 2019.

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

During the three months ending June 30, 2020, the Holder made redemptions of $650,000 reducing the principal to $1,985,000. On May 29, 2020, the Company paid off the outstanding CV note consisted of principal of $1,985,000, and accrued interest payable of $220,000. The net payment of $1,795,000, less the write off of the origination discount of $369,000 and issuance costs of $6,000, resulted in a gain on extinguishment of $66,000.

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

On June 19, 2020, the Company paid off the outstanding AS note consisted of original principal of $2,175,000, and accrued interest payable of $122,000 less origination discount of $376,000 and issuance costs of $7,000, with a net note payable of $1,838,000, including a gain on extinguishment of $76,000.

In, conjunction with the financing, the Company used the proceeds to pay the outstanding IR Note. See Note 11: Convertible Note Payable.

Interest expense associated with the CV Note and AS Note for the period ended June 30, 2020 was approximately $116,000 and $106,000, respectively.

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

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	June 30, 2020	December 31, 2019
Underlying price per share	$2.48	$0.54
Exercise price per share	$82.50	$82.50
Risk-free interest rate	0.16%	1.58%
Expected holding period	1.17	1.67
Expected volatility	145%	96%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	June 30, 2020	December 31, 2019
Underlying price per share	$2.48	$0.54
Exercise price per share	$ 30.25 – 33.00	$ 30.25-33.00
Risk-free interest rate	0.16%	1.60%
Expected holding period	2.09 – 2.10	2.59-2.60
Expected volatility	115%	89%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	June 30, 2020	December 31, 2019
Underlying price per share	$2.48	$0.54
Exercise price per share	$27.50	$27.50
Risk-free interest rate	0.16%	1.60%
Expected holding period	1.92	2.42
Expected volatility	120%	91%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	June 30, 2020	December 31, 2019
Underlying price per share	$2.48	$0.54
Exercise price per share	19.80	$19.80
Risk-free interest rate	0.16%	1.59%
Expected holding period	1.68	2.18
Expected volatility	125%	94%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	June 30, 2020	December 31, 2019
Underlying price per share	$2.48	$0.54
Exercise price per share	$17.16	$17.16
Risk-free interest rate	0.17 – 0.20%	1.59%-1.65%
Expected holding period	0.32 – 3.32	0.82-3.82
Expected volatility	100% - 155%	86%-124%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	June 30, 2020	December 31, 2019
Underlying price per share	$2.48	$0.54
Exercise price per share	$8.80	$8.80
Risk-free interest rate	0.22%	1.66%
Expected holding period	3.69	4.19
Expected volatility	100%	87%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction (1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company flagship product is approved only in Argentina for Severely Debilitated Chronic Fatigue Syndrome patients;
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and global market conditions continue to include uncertainty, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;
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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes certain U.S. and government agency debt and equity securities that are traded in an active market.

●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2020, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U. S. Treasury notes	$1,768	$1,768	$—	$—
U.S. Government mortgage backed Securities	1,997	1,997	—	—
Corporate bonds	2,636	2,636	—	—
Marketable Securities	$6,401	$6,401	$—	$—
Liabilities:
Redeemable warrants	$207	$—	$—	$207

	(in thousands) As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Mutual Fund	$7,308	$7,308	$—	$—
Liabilities:
Redeemable warrants	$57	$—	$—	$57

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2019	$57
Fair value adjustment	150
Balance at June 30, 2020	$207

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

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of June 30, 2020 are as follows:

During the year:

(in thousands)
2020	$209
2021	426
2022	437
2023	449
2024	463
Thereafter	1,567
Total of payments	3,551
Less deferred issuance costs	(205)
Less discount on debt instrument	(881)
Less imputed interest	(251)
Total balance	2,214
Less current portion	(221)
Long term portion	$1,993

Interest expense relating to this financing agreement was $31,000 for the six months ended June 30, 2020 and $35,000 for the six months ended June 30, 2019.

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

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 6 months and 4 years. As of June 30, 2020, the weighted-average remaining term is 2.17 years. The Company has determined that the incremental borrowing rate is 10% as of December 31, 2018 based upon the recently completed financing transaction in September 2018.

Below are the lease commitments for the next 5 years and thereafter.

Year-Ending June 30,
(in thousands)
2020	$36
2021	42
2022	30
2023	34
Thereafter	—
Less Imputed Interest	(12)

Total	$130

As of June, 30, 2020, the balance of the right of use assets was $130,000 and the corresponding lease liability balance was $130,000. Total rent expense was $30,000 for the six months ended June 30, 2020 and $28,000 for the six months end June 30, 2019.

Note 16: Subsequent Events

On August 6, 2020, AIM contracted Amarex Clinical Research LLC (“Amarex”) to act as the Company’s Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. For Phase I the Company anticipates providing approximately $514,000 to Amarex. For the subsequent Phase II the Company anticipates providing approximately an additional $650,000. Additional costs expected to be incurred by us for the clinical trial are estimated at $4.5 million. It is anticipated that Phase I will consist of 24 test subjects and that Phase II will consist of 150 test subjects, subject to obtaining IND authorization from the FDA.

On August 12, 2020, the Company granted to Thomas K. Equels, Chief Executive Officer, consistent with his employment agreement, 300,000 ten-year options to purchase common stock with an exercise price of $3.07 per share which vest in one year. The Company also granted to Dr. William Mitchell and Stewart Appelrouth, as compensation for their services as members of committees of the board of directors, each 50,000 ten-year options to purchase common stock with an exercise price of $2.77 per share which vest in one year.

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

With the outbreak of the COVID-19 coronavirus and our prior research into Ampligen’s antiviral activity against Severe Acute Respiratory Syndrome, or SARS, we are now expanding our clinical/business focus to include the potential of Ampligen to serve as a protective prophylaxis and an early-onset therapeutic for the virus SARS-CoV-2, the cause of COVID-19 and as part of a vaccine. Significant testing and trials will be required to determine whether Ampligen will be effective in the treatment of the COVID-19 coronavirus in humans and no assurance can be given that it will be the case. Our beliefs rely on a number of previous studies related to SARS-CoV-1. No assurance can be given that future studies will not result in findings that are different from those reported in the studies to which we refer. Results obtained in animal models do not necessarily predict results in humans. Some of the world’s largest pharmaceutical companies and medical institutions are racing to find a treatment for COVID-19. Even if Ampligen proves effective in combating the virus, no assurance can be given that our actions toward proving this will be given first priority or that another treatment that eventually proves capable will not negate our current and future efforts. The pandemic is disrupting world health and world economies and most likely will continue to do so for a long time. While we are able to continue to operate, we –like all businesses — are unable to gauge exactly how this pandemic will affect our operations in the future. We are reaching out, directly and indirectly, to the U.S. government, numerous foreign governments and entities related to the COVID-19 coronavirus and, if successful, will be working in these countries.

In this regard, we are working with Japan’s National Institute of Infectious Diseases (“NIID”) to test Ampligen as a potential treatment for COVID-19 coronavirus. In March 2020, the NIID initiated preliminary laboratory testing of Ampligen as a potential treatment for COVID-19. On July 1, 2020, we entered into a trilateral material transfer and research agreement with the NIID and Shionogi & Co., Ltd. (“Shionogi”), one of Japan’s premier pharma companies to test the Company’s drug Ampligen as a potential vaccine adjuvant for COVID-19. Under the agreement, we have and will continue to provide Ampligen samples for various research projects. Per the agreement, the details of all preclinical and clinical results will remain confidential until released by NIID and Shionogi.

In addition, Shenzhen Smoore Technology Limited has agreed to run preliminary tests in China to the efficacy of Smoore’s inhalation delivery device using Ampligen. Assuming Ampligen proves an effective COVID-19 treatment, significant testing will be required to determine whether the Smoore device will be able to safely deliver Ampligen in an appropriate dose without diminishing its efficacy against COVID-19. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential operations in foreign countries will not be adversely affected by these risks. We have filed provisional patent applications related to the COVID-19 coronavirus. However, these filings do not assure that patents will ultimately be granted. We recently contracted Amarex Clinical Research LLC (“Amarex”) to act as our Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. Testing is subject to obtaining IND authorization from the FDA. No assurance can be given that the IND will be obtained or that the testing will be successful. Should it prove promising, additional testing will be required.

On July 6, 2020, the Company entered into a clinical trial agreement (CTA) with Roswell Park Comprehensive Cancer Center to support Roswell Park’s Phase 1/2a trial of Ampligen in combination with interferon alfa-2b, in cancer patients with mild to moderate COVID-19, the disease caused by the SARS-CoV-2 coronavirus. Funding for the clinical trial is provided, in part, through grants from the National Cancer Institute and AIM, as well as institutional support from Roswell Park. It is planned that the phase 1/2b study will enroll up to 80 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. We are a financial sponsor of the study and will provide Ampligen at no charge for this study. Additional information on the clinical trial is available at clinicaltrials.gov.

Recently, the Company also entered into a material transfer agreement with the University of Rochester which is planning a series of in vitro experiments in which it will be testing the direct antiviral activity of Ampligen on SARS-CoV-2, as well as the mechanism of action. The Company also entered into a specialized services agreement with Utah State University and has supplied Ampligen to support the university’s Institute for Viral Research in its research into SARS-CoV-2 and testing underway.

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

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica, or ANMAT, for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program, or EAP, as discussed below and was used in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch. Additionally, AIM has shipped Ampligen to Argentina for ANMAT’s release. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

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

Commercial sales of Alferon in the U.S. will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While the facility is approved by the FDA under the Biologics License Application (“BLA”) for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. Prior to completing validation, we plan on modernizing the manufacturing process to make it lower-cost and higher volume. If, following modernization, we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. Considering these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

Since the outbreak of SARS-CoV-2, the novel virus that causes COVID-19, we have been actively engaged in determining whether Ampligen could be an effective treatment for this virus or could be part of a vaccine. We believe that Ampligen has the potential to be both an early-onset treatment for and prophylaxis against SARS-CoV-2. Ampligen is also being researched as part of a potential COVID-19 vaccine strategy that combines Ampligen as an immune enhancer seeking to boost the efficacy of the vaccine and also convey cross-reactivity and cross-protection against future mutations. We believe that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus.

Beginning in April 2020, we entered into confidentiality and non-disclosure agreements with numerous companies for the potential outsourcing of the production of polymer, enzyme, placebo as well as Ampligen and one Contract Research Organization which may also assist with the planning, presentation and filing of documents with the FDA. These confidentiality and non-disclosure agreements are only the initial step in forging relationships with these entities to obtain contract manufacturers and research partners. No assurance can be given as to how many of these, initial explorations, if any, will result in definitive arrangements or, with regard to potential research partners, what research arrangements will develop and thereafter prove fruitful.

Ampligen® represents an RNA being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen® has in the clinic demonstrated the potential for standalone efficacy in a number of solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen® is used in combination with checkpoint blockade therapies. This success in the field of immuno-oncology has guided our focus toward the potential use of Ampligen® as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen® clinical trials testing Ampligen in humans — both underway and planned — at major cancer research centers around the country. Ampligen ® was used as a monotherapy to treat pancreatic cancer patients in an Early Access Program (EAP) approved by the Inspectorate of Healthcare in the Netherlands at Erasmus Medical Center. We currently are awaiting a report on the Netherland’s EAP.

Ampligen® is also being evaluated for the treatment of myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS). AIM is currently sponsoring an expanded access program for ME/CFS patients in the U.S. In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) for commercial sale of Ampligen® in the Argentine Republic for the treatment of severe CFS. With regulatory approval in Argentina, Ampligen® is the world’s only approved therapeutic for ME/CFS. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen® to Argentina. The next steps in the commercial launch of Ampligen® include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. AIM has supplied GP Pharm with the Ampligen required for testing and ANMAT release. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen® in Argentina. We continue to pursue our Ampligen New Drug Application, or NDA, for the treatment of CFS with the FDA.

Alferon N Injection® is approved for a category of sexually transmitted diseases infection and patients that are intolerant to recombinant interferon in Argentina. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional treatment of refractory (resistant to other treatment) or recurring external condylomata acuminata/genital warts (GW) in patients 18 years of age or older. Certain types of human papilloma viruses cause GW. AIM also has approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina. Funding is now available to commence modernization of a manufacturing process to potentially obtain FDA manufacturing approval of a low-cost, higher-volume process.

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

We have received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. On September 19, 2019, AIM received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch.

The FDA has authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen® in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies that the FDA requested in a complete response letter. The FDA approved the increase reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2020. At this time, we do not plan on passing this adjustment along to the patients in this program. As of June 30, 2020, there are 10 patients enrolled in this open-label expanded access treatment protocol.

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

COVID-19

Following the SARS-CoV-1 outbreak in 2002-03, Ampligen exhibited excellent antiviral properties and protective survival effect in NIH-contracted studies of SARS-infected mice, which is almost identical to SARS-CoV-2, the novel virus that causes COVID-19.

●	The Barnard 2006 study (https://journals.sagepub.com/doi/abs/10.1177/095632020601700505) found that Ampligen reduced virus lung levels to below detectable limits.

●	The Day 2009 study (https://www.ncbi.nlm.nih.gov/pmc/articles/PMC2787736/) found that, instead of 100% mortality, there was 100% protective survival.

AIM compared key transcription regulatory sequences of SARS-CoV-1 to SARS-CoV-2 and found significant and compelling similarities, suggesting highly probable extension of the antiviral effects of Ampligen in the earlier NIH-contracted SARS experiments to COVID-19.

The SARS-CoV-2 virus – which causes COVID-19 – shares important genomic and pathogenic similarities with SARS-CoV-1 (hence its name). Since Ampligen has shown antiviral activity against more distantly related coronaviruses, there is a reasonable probability that the antiviral effects of Ampligen against SARS-CoV-1 will likely extend to SARS-CoV-2. This creates a compelling case for clinical trials to evaluate Ampligen as a potential tool in the fight against COVID-19.

Since the late 2019 outbreak of SARS-CoV-2, we have been actively engaged in determining whether Ampligen could be an effective treatment for this virus or could be part of a vaccine. We believe that Ampligen has the potential to be both an early-onset treatment for and prophylaxis against SARS-Cov-2. Ampligen is also being researched as part of a potential COVID-19 vaccine strategy that combines Ampligen as an immune enhancer seeking to boost the efficacy of the vaccine and also convey cross-reactivity and cross-protection against future mutations. We believe that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus.

In February 2020, we filed three provisional patent applications related to Ampligen in our efforts toward joining the global health community in the fight against the deadly coronavirus. Our three provisional patent applications include: 1) Ampligen as a therapy for the coronavirus; 2) Ampligen as part of a proposed intranasal universal coronavirus vaccine that combines Ampligen with inactivated coronavirus, conveying immunity and cross-protection and; 3) a high-volume manufacturing process for Ampligen. Under the Patent Cooperation Treaty of 1970, which provides international protections for patents, the three provisional patent applications can convert to international patent applications based on the date of their filings.

In early April 2020, we entered into a Material Transfer Agreement with Shenzhen Smoore Technologies located in Shenzhen China, the world’s largest manufacturer of inhalation devices. Pursuant to this agreement, we are providing Smoore with Ampligen and Smoore will be conducting in vitro tests using its porous ceramic atomizer technology. Initial testing will include evaluation of Ampligen with regard to safety and characterization of the inhaler vapor properties. Additional testing will study the particle size of various Ampligen concentrations in aqueous solutions obtainable using Smoore’s technology. The goal of these studies is to establish a reproducible method to obtain an Ampligen-containing atomized mist that can deliver biologically active Ampligen deep into the lung airways of humans. The Company is currently awaiting additional proposed study details from Smoore. We will provide additional updates as they become available.

On August 6, 2020, we contracted Amarex Clinical Research LLC (“Amarex”) to act as our Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. For Phase I we anticipate providing approximately $514,000 to Amarex. For the subsequent Phase II we anticipate providing approximately an additional $650,000. Additional costs expected to be incurred by us for the clinical trial are estimated at $4.5 million. We expect that Phase I will consist of 24 test subjects and that Phase II will consist of 150 test subjects, subject to obtaining IND authorization from the FDA.

Beginning in April 2020, we entered into confidentiality and non-disclosure agreements with numerous companies for the potential outsourcing of the production of polymer, enzyme, placebo as well as Ampligen, and one Contract Research Organization, Amarex, which will provide regulatory support related to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery.

In addition, we have joined with ChinaGoAbroad (CGA) to facilitate the entry of Ampligen into the People’s Republic of China (PRC) for use as a prophylactic/early-onset therapeutic against COVID-19. CGA is a member-based online information platform and offline advisory firm serving to facilitate two-way international transactions relating to the PRC in collaboration with the China Overseas Development Association (CODA). The relationship with ChinaGoAbroad is ongoing.

On May 11, 2020, the FDA authorized an IND for Roswell Park Cancer Institute to conduct a Phase 1/2a study of a regimen of Ampligen and interferon alpha in cancer patients with mild or moderate COVID-19 infections. This new clinical trial, sponsored by the Roswell Park in collaboration with us, will test the safety of this combination regimen in patients with cancer and mild to moderate COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. It is planned that the phase 1/2a study will enroll up to 80 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. We intend to be a financial sponsor of the study and will provide Ampligen at no charge for this study.

On July 6, 2020, we entered into a clinical trial agreement with Roswell Park Comprehensive Cancer Center pursuant to which Roswell Park will conduct a Phase 1/2 trial of Ampligen (rintatolimod) in combination with interferon alfa, in cancer patients with COVID-19, the disease caused by the SARS-CoV-2 coronavirus. The National Cancer Institute and AIM are supporting this trial. See: clinicaltrials.gov/NCT04379518.

Recently, we also entered into a material transfer agreement with the University of Rochester which is planning a series of in vitro experiments in which it will be testing the direct antiviral activity of Ampligen on SARS-CoV-2, as well as the mechanism of action. We also entered into a specialized services agreement with Utah State University and has supplied Ampligen to support the University’s Institute for Viral Research in its research into SARS-CoV-2 and testing is underway.

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

Currently, six Ampligen® clinical trials are underway at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors:

●	Advanced Recurrent Ovarian Cancer - Phase 1 / 2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer; Phase 1 portion establishes intraperitoneal safety. Awaiting publication of Phase I results. https://clinicaltrials.gov/ct2/show/NCT02432378

●	Advanced Recurrent Ovarian Cancer - A follow-up Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and the numerous patients have commenced treatment. https://clinicaltrials.gov/ct2/show/NCT03734692

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 2 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. All patients have been treated or are in treatment. https://www.clinicaltrials.gov/ct2/show/NCT03599453

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as component of chemokine modulatory regimen on colorectal cancer metastatic to liver; the majority of the 12 planned patients enrolled and treated. https://clinicaltrials.gov/ct2/show/NCT03403634

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization; the objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy; the goal of this approach is to increase survival. This study is recruiting patients designed for up to 24 patients. https://clinicaltrials.gov/ct2/show/NCT04081389

In addition, six Ampligen clinical trials are planned for initiation in 2020/21, subject to funding:

●	Brain-Metastatic Breast Cancer — Phase 2 study to assess the effectiveness of a three-pronged strategy combining distinct immunotherapy approaches, including Ampligen. RPCCC and Moffitt Cancer Center have both received “Breakthrough Awards” from the U.S. Department of Defense. Together, these separate but parallel proposed clinical trials are receiving approximately $15 million in DOD funding to study Ampligen. RPCCC is currently working on its draft of the IND, which its study and Moffitt’s study require before next steps can be taken.

●	Stage 4 Refractory Metastatic Colorectal Carcinoma — Phase 2 study that will evaluate Ampligen in combination with pembrolizumab in refractory metastatic colorectal carcinoma at RPCCC. Dr. C. Fountzilas, PI. Up to 25 patients to be enrolled. This is expected to be funded by grants, testing Ampligen and pembrolizumab. See: https://www.clinicaltrials.gov/show/NCT04119830

●	Refractory Melanoma — Phase 2 study that will evaluate polarized dendritic cell vaccine, interferon alpha-2, Ampligen and celecoxib for the treatment of HLA-A2+ refractory melanoma at RPCCC. Dr. I. Puzanov, PI. Up to 24 patients to be enrolled. See: https://www.clinicaltrials.gov/show/NCT04093323

●	Stage 4 Urothelial, Melanoma and Renal Cell Carcinoma — Phase 2 study of advanced urothelial (bladder), melanoma and renal cell carcinoma, resistant to checkpoint blockade, that will evaluate Ampligen in combination with a checkpoint blockade therapy at RPCCC. Dr. M. Opyrchal, PI. Protocol design and funding currently being finalized.

●	Non-Small Cell Lung Cancer — First-line therapy for non-small cell lung cancer with SOC chemotherapy that will evaluate Ampligen in combination with pembrolizumab at University of Nebraska Medical Center. Dr. V. Ernani, PI. Study design and budget being developed. However, we now anticipate an extended delay, as other studies with funding have moved ahead of the Ampligen project. RPCCC is exploring a pilot study to establish proof of concept.

●	Advanced Pancreatic Cancer — Phase 2 study in advanced pancreatic cancer using checkpoint blockade plus Ampligen at University of Nebraska Medical Center. Dr. K. Klute, PI. Protocol and budget being developed. This proposed study may be based on data from our Dutch EAP (see below) and UNMC animal experiments showing synergy between Ampligen and checkpoint therapy. A second confirmatory animal trial has been completed; while it did not replicate the previous survival results, it did demonstrate a significant anti-tumor effect.

In January 2017, the EAP through our agreement with myTomorrows designed to enable access of Ampligen® to ME/CFS patients was extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program . In February 2018, the agreement with myTomorrows was extended to cover Canada to treat pancreatic cancer patients, pending government approval. There have been no physician requests to date that would cause the program to move forward with the approval process.

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

All patients have completed treatment and we expect a comprehensive report from the Erasmus team on the immunological response in relation to survival (while again recognizing the SARS-CoV-2 pandemic could very well re-direct the focus of clinicians and the health care community). AIM hopes to work with Dr. Van Eijck, Dr. Latifi, and Erasmus M.C. to initiate a combination therapy program to extend the results seen thus far in the Netherlands by combining Ampligen with checkpoint blockade therapy.

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

In October 2016, an analysis of a subset of CFS patients from the AMP-516 Phase 3 study was performed and presented at the IACFS/ME annual meeting in Fort Lauderdale, FL. The ITT Population (n=208) was separated into two subsets based primarily on baseline CFS symptom duration (2-8 years (n=75) and <2 years plus >8 years (n=133)). Responder analyses of the ITT Population and both subsets were performed. Responder analyses of Ampligen® vs. placebo patients improving ET duration from baseline by ≥25% shows over twice the percentage of patients with clinical enhancement in ET effect in the Ampligen® cohort compared to placebo for the 2-8-year subset vs. the ITT population. This subset may assist in the design of future clinical studies of Ampligen® in the treatment for ME/CFS patients.

The high number of younger people being hospitalized for COVID-19 suggests considerable numbers of people in the prime of their lives may have a COVID-induced ME/CFS-like illness in their future. Individuals with CFS lost an estimated $20,000 in 2002, implying a total societal loss of $9.1 billion. Twenty-five percent ($2.3 billion) resulted from lost household productivity, and the remaining 75% ($6.8 billion) from lost labor force productivity.

In June of 2020, AIM filed a provisional patent application for, among other discoveries, the use of Ampligen® as a potential early-onset therapy for the treatment of COVID-19 induced chronic fatigue.

Many survivors of the first SARS-CoV-1 epidemic in 2003 continued to report chronic fatigue, difficulty sleeping and shortness of breath months after recovering from the acute illness. “After one year, 17% of patients had not returned to work and 9% more had not returned to their pre-SARS work levels” (Simmaron Research). Now there is increasing evidence that patients with COVID-19 can develop a similar, ME/CFS-like illness. These patients are commonly referred to as “Long Haulers.” http://simmaronresearch.com/2020/04/will-covid-19-leave-an-explosion-of-me-cfs-cases-in-its-wake/

AIM plans to investigate the possible activity of Ampligen in the “Long Hauler” population, including a plan to modify our AMP-511 program to include Long Haulers.

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

Manufacturing

In January 2017, AIM approved a quote and provided a purchase order commitment with Jubilant Hollister-Stier LLC (“Jubilant”) pursuant to which Jubilant will manufacture commercial size batches of Ampligen®. Additional orders will be placed upon approved quotes and purchase orders provided by AIM to Jubilant. Jubilant was approved by the FDA as a manufacture of Ampligen by the successful completion of a previous preapproval inspection by the agency. The Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) in Argentina has approved Ampligen for commercial distribution for the treatment of Chronic Fatigue Syndrome (CFS). Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. On September 19, 2019, AIM received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina.

Jubilant Hollister-Stier (Jubilant) is AIM’s authorized CMO for Ampligen for our approval in Argentina. Since the 2017 engagement of Jubilant to manufacture Ampligen, two lots of Ampligen consisting of more than 16,000 units have been manufactured and released in year 2018. These lots passed all required testing for regulatory release for human use and are being used for multiple programs including the treatment of ME/CFS, the pancreatic cancer EAP in the Netherlands, and will continue to be used for ongoing and future clinical studies in oncology. The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant. The current manufactured lots of Ampligen have been fully tested and released by Jubilant for commercial product launch in Argentina and for clinical trials.

Alferon® is approved by the FDA for commercial sales in the US for the treatment of genital warts. It is also approved by ANMAT in Argentina for commercial sales for the treatment of genital warts and in patients who are refractory to treatment with recombinant interferons. While the AIM facility in New Brunswick is approved by the FDA under the Biologic License Application (BLA) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection which will not occur until new batches of commercial filled and finished product are produced and released by the FDA. Funding is now available to commence modernization of a manufacturing process to potentially obtain FDA manufacturing approval of a low-cost, higher-volume process.

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

In May 2016, we entered into a five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. We are supporting these efforts and supplying Ampligen® to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales (as defined in the Impatients Agreement) of Ampligen® sold in the Territory where Marketing Authorization was obtained, and the maximum royalty would be a percentage of Net Sales. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. We believe that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between five and fifteen years from the First Commercial Sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen® in the Territory.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the six months ended June 30, 2020, the Company did not make any contributions towards the 401(k) Plan.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2020 versus three months ended June 30, 2019

Net Loss

Our net loss was approximately $3,370,000 and $2,036,000 for the three months ended June 30, 2020 and 2019, respectively, representing an increase in loss of approximately $1,344,000 or 66% when compared to the same period in 2019. This increase in loss for these three months was primarily due to the following:

●	a loss of $1,054,000 from the quarterly reevaluation of certain redeemable warrants in 2020; offset by

●	a decrease in general and administrative (G&A) expense of $225,000 or 12%; and

●	an increase in research and development expenses of $367,000, mostly due to completion of Ampligen manufacturing of $454,000, offset by a decrease of $97,000 in clinical research; offset by

●	a gain on extinguishment of notes payable of $142,000.

Net loss per share was $(0.11) and $(1.07) for the three months ended June 30, 2020 and 2019, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2020 was 29,970,197 as compared to 1,898,703 as of June 30, 2019.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $40,000 and $29,000 for the quarters ended June 30, 2020 and 2019, respectively. There was an increase in revenues of $11,000. The revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $200,000 and $215,000, respectively, for the three months ended June 30, 2020 and 2019, representing a decrease of $15,000 in production costs in the current period. These costs primarily represent production expenses related to Ampligen produced in 2019.

Research and Development Costs

Research and Development (“R&D”) costs for the quarter ended June 30, 2020 were approximately $1,463,000 as compared to $1,096,000 for the quarter ended June 30, 2019 reflecting an increase of approximately $367,000. The reason for the increase in research and development costs was due to an increase in Ampligen polymer production cost of $230,000, and increase in Ampligen compliance and stability of $224,000 and an increases in cost recovery of $10,000 offset by decreases in clinical research of $97,000 and maintenance and engineering cost of $27,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the quarters ended June 30, 2020 and 2019 were approximately $1,717,000 and $1,942,000, respectively, reflecting a decrease of approximately $225,000 or 12%. The decrease in G&A expenses during the current period was mainly due to a decrease in public relations of $132,000, salaries & benefits, including bonuses of $200,000 offset by an increase in professional and legal fees of $130,000.

Other Income-Expenses

Interest and other finance costs increased $150,000 in the three months ended June 30, 2020 mostly due to the costs associated with the long-term debt which were not in effect in the three months ended June 30, 2019. The long-term debt was extinguished in the second quarter of 2020.

Gain on extinguishment of notes payable

During the quarter ended June 30, 2020 there was a gain of $142,000 related to the prepayment of the notes payable.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended June 30, 2020 which amounted to a gain of approximately $31,000 compared to a gain of $1,085,000 for June 30, 2019 (see Note 13: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Six months ended June 30, 2020 versus six months ended June 30, 2019

Net Loss

Our net loss was approximately $7,160,000 and $5,393,000 for the six months ended June 30, 2020 and 2019, respectively, representing an increase in loss of approximately $1,767,000 or 33% when compared to the same period in 2019. This increase in loss for these six months was primarily due to the following:

●	an increase in G&A expense of $277,000 or 7%;

●	an increase in interest and finance costs of $227,000 related to long term debt;

●	a loss of $150,000 from the quarterly reevaluation of certain redeemable warrants in 2020 compared to a gain of $1,039,000 in 2019; and

●	an increase in research and development expenses of $319,000, mostly due to a general increase of Ampligen manufacturing cost of $260,000; offset by

●	an increase of $392,000 from the extinguishment of notes payable; and

●	a decrease in an insurance settlement of $260,000 in 2019.

Net loss per share was $(0.19) and $(3.53) for the six months ended June 30, 2020 and 2019, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2020 was 37,073,765 as compared to 1,529,848 as of June 30, 2019.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $85,000 and $29,000 for the six month ended June 30, 2020 and 2019, respectively. There was an increase in revenues of $56,000. The revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $404,000 and $446,000, respectively, for the six months ended June 30, 2020 and 2019, representing an increase of $42,000 in production costs in the current period. These costs primarily represent production expenses related to Ampligen produced in 2019.

Research and Development Costs

Research and Development (“R&D”) costs for the six months ended June 30, 2020 were approximately $2,343,000 as compared to $2,024,000 for the six months ended June 30, 2019 reflecting an increase of approximately $319,000. The primary reasons for the increase in research and development costs was due to an increase in production cost of $114,000, an increase in stability and compliance expense of $325,000, offset by a decreases in clinical research of $91,000 and maintenance and engineering of $56,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2020 and 2019 were approximately $3,986,000 and $3,709,000, respectively, reflecting an increase of approximately $277,000 or 7%. The increase in G&A expenses during the current period was mainly due to increases in salaries & benefits, including bonuses of $249,000, professional and legal fees of $267,000 and warrant modification of $46,000 offset by decreases in public relations of $154,000 and stock market fees of $110,000.

Other Income-Expenses

Interest and finance costs increased $227,000 in the six months ended June 30, 2020 mostly due to the costs associated with the long-term debt which were not in effect in the six months ended June 30, 2019.

There was gain on extinguishment of notes payable of $142,000 in the six months ended June 30, 2020, in the same six months ending June 30, 2019 there was a loss on extinguished debt of $250,000.

In June 2019 the was a gain from settlement proceeds of $260,000 which did not occur in 2020.

Redeemable Warrants

The quarterly revaluations of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the six months ended June 30, 2020 which amounted to a loss of approximately $150,000 compared to a gain of $1,039,000 for June 30, 2019 (see Note 13: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Liquidity and Capital Resources

As of June 30, 2020, we had approximately $33,908,000 in cash and cash equivalents As of December 31, 2019, we had approximately $1,470,000 in cash and cash equivalents. Cash used in operating activities for the six months ended June 30, 2020 was $4,525,000 compared to $4,324,000. The primary reasons for the increase was the decrease in accounts receivable and other receivables which included the sale of New Jersey NOL in the period ended June 30, 2020.

Cash provided from investing activities for the six months ended June 30, 2020 was approximately $601,000 compared to cash used in investing activities of approximately $626,000 for the same period in 2019, representing an increase of $1,227,000. The primary reason for the decrease during the current period is the purchase of marketable securities of $7,590,000 offset by the sale of marketable securities of $8,497,000.

Cash provided by financing activities for the six months ended June 30, 2020 was approximately $36,362,000 compared to approximately $5,520,000 for the same period in 2019, an increase of $30,842,000. The primary reason for the increase in the six months ended June 30, 2020 is our receipt of net proceeds of approximately $32,878,000 from the sale common stock pursuant to our 2019 EDA with Maxim Group and the exercise of warrants (see Note 8: Stockholders’ Equity).

On August 6, 2020, we contracted Amarex to act as our Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. For Phase I we anticipate providing approximately $514,000 to Amarex. In Phase II we anticipate providing approximately an additional $650,000. Additional costs expected to be incurred by us for the clinical trial are estimated at $4.5 million. (see “Covid-19” above).

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $40,309,000 in cash, cash equivalents and marketable securities at June 30, 2020 as compared to $8,778,000 at December 31, 2019.

To the extent that our cash and cash equivalents exceed our near-term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of June 30, 2020, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2020, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

We commenced an action against BioLife in December of 2017 for Breach of Contract. The amount of damages we are seeking in this matter are yet to be determined. Damages are not covered by insurance. BioLife, the defendant, has filed its Answer, Affirmative Defenses and a Counterclaim in the amount of $96,676 representing the invoices withheld after BioLife indicated that they were not intending to fulfill the balance of the contract. We have denied the allegations of the counterclaim. We conducted one mediation session to date but have been unable to resolve the matter. The parties are currently waiting to start discovery, which we believe will lead to an anticipated trial date. The scheduled dates for these events to transpire have yet to be determined, as they are dependent on the reopening of the Courts, which have been temporarily closed in connection with the declared state of emergency caused by the COVID-19 pandemic. Although it cannot be determined, we believe there is little chance for an unfavorable outcome in this matter.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020, which could materially affect our business, financial condition, or future results. The risks described in the above report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

On August 12, 2020, the Company granted to Thomas K. Equels, Chief Executive Officer, consistent with his employment agreement, 300,000 ten-year options to purchase common stock with an exercise price of $3.07 per share which vest in one year. The Company also granted to Dr. William Mitchell and Stewart Appelrouth, as compensation for their services as members of committees of the board of directors, each 50,000 ten-year options to purchase common stock with an exercise price of $2.77 per share which vest in one year.

ITEM 6: Exhibits

(a)	Exhibits

10.1	June 1, 2020, Material Transfer and Research Agreement with the University of Rochester. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.2	June 23, 2020, Specialized Services Agreement with Utah State University. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.3	July 1, 2020, Material Transfer and Research Agreement with the Japanese National Institute of Infectious Diseases and Shionogi & Co., Ltd. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.4	July 6, 2020, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.5	August 6, 2020, Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

101.INS	XBRL Instance Document * **
101.SCH	XBRL Taxonomy Extension Schema Document * **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document * **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * **

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

Date: August 14, 2020

