Form 10-Q
period 2020-09-30
AIM ImmunoTech Inc.
filed 2020-11-12
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

40,686,482 shares of common stock were outstanding as November 11, 2020.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$38,496	$1,470
Marketable securities, short term	1,144	7,308
Funds receivable from sale of New Jersey net operating loss	—	776
Accounts receivable, net	26	44
Prepaid expenses and other current assets	91	848
Total current assets	39,757	10,446
Property and equipment, net	6,629	7,116
Right of use assets, net	188	152
Patent and trademark rights, net	1,407	1,151
Marketable securities, long term	14,836	—
Other assets	1,347	1,354
Total assets	$64,164	$20,219

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205	$472
Accrued expenses	322	403
Current portion of operating lease liabilities	42	38
Current portion of financing obligation	226	214
Total current liabilities	795	1,127

Long-term liabilities:
Operating lease obligation	146	114
Notes payable, net	—	3,910
Financing obligation arising from sale leaseback transaction (Note 14)	1,934	2,104
Redeemable warrants	177	57
Commitments and contingencies

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 8,000 shares designated, 733 and 778 shares issues and outstanding, respectively	733	778
Common stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 40,685,282 and 10,386,754 respectively	41	10
Additional paid-in capital	398,925	340,228
Accumulated other comprehensive income	(12)	—
Accumulated deficit	(338,575)	(328,109)
Total stockholders’ equity	61,112	12,907
Total liabilities and stockholders’ equity	$64,164	$20,219

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Clinical treatment programs – United States	$27	$56	$110	$60
Clinical treatment programs - Europe	9	5	11	30

Total revenues	36	61	121	90

Costs and expenses:
Production costs	204	230	608	676
Research and development	1,102	1,190	3,445	3,214
General and administrative	2,085	1,846	6,070	5,555

Total costs and expenses	3,391	3,266	10,123	9,445

Operating loss	(3,355)	(3,205)	(10,002)	(9,355)

Interest and other income	69	8	131	44
Interest expense and other finance costs	(51)	(193)	(617)	(537)
Extinguishment of notes payable	—	—	142	(250)
Convertible note valuation adjustment	—	(4)	—	12
Settlement of litigation	—	—	—	260
Redeemable warrants valuation adjustment	31	446	(120)	1,485

Net loss	(3,306)	(2,948)	(10,466)	(8,341)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(75)	—	(12)	—
Net comprehensive loss	$(3,381)	$(2,948)	$(10,478)	$(8,341)

Basic and diluted loss per share	$(0.08)	$(1.13)	$(0.36)	$(4.41)

Weighted average shares outstanding, basic and diluted	38,907,546	2,603,854	28,826,283	1,891,782

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2020 and 2019

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	$778	10,386,754	$10	$340,228	$—	$(328,109)	$12,907
Shares issued for:
Common stock issuances	—	30,287,007	31	58,035	—	—	58,066
Warrant modification	—	—	—	46	—	—	46
Equity-based compensation	—	—	—	596	—	—	596
Shares issued to pay accounts payable	—	6,407	—	20	—	—	20
Series B preferred shares converted to common shares	(45)	5,114	—	—	—	—	(45)
Net comprehensive loss	—	—	—	—	(12)	(10,466)	(10,478)
Balance September 30, 2020	$733	40,685,282	$41	$398,925	$(12)	$(338,575)	$61,112

	Series B Preferred	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2018	$—	1,107,607	$1	$323,749	$—	$(318,576)	$5,174
Shares issued for:
Common stock issuance, net of costs	—	4,243,390	5	16,939	—	—	16,944
Convertible note origination shares	—	204,246	—	1,473	—	—	1,473
Deemed dividends	—	—	—	(135)	—	—	(135)
Equity-based compensation	—	1,932	—	649	—	—	649
Redeemable warrants	—	—	—	(2,787)	—	—	(2,787)
Shares issued to pay accounts payable	—	25,459	—	84	—	—	84
Series B preferred shares issued, net of offering costs	5,312	—	—	—	—	—	5,312
Series B preferred shares converted to common shares	(4,529)	514,659	—	—	—	—	(4,529)
Net comprehensive loss	—	—	—	—	—	(8,341)	(8,341)
Balance September 30, 2019	$783	6,097,293	$6	$339,972	$—	$(323,917)	$13,844

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(in thousands)

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net loss	$(10,466)	$(8,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	500	557
Redeemable warrants valuation adjustment	120	(1,485)
Fair value of convertible note adjustment	—	(12)
Change in convertible debt – refinancing	—	20
Extinguishment of notes payable	142	345
Warrant modification	46	—
Amortization of patent, trademark rights	41	53
Changes in ROU assets	(36)	26
Equity-based compensation	596	649
Realized (loss) gain on sale of marketable securities	(12)	—
Amortization of finance and debt issuance costs	77	303
Change in assets and liabilities:
Accounts receivable and other receivables	794	1,032
Prepaid expenses and other current assets	764	49
Lease liability	36	(25)
Accounts payable	(265)	24
Accrued interest expense	230	—
Accrued expenses	(81)	27
Net cash used in operating activities	(7,514)	(6,778)
Cash flows from investing activities:
Proceeds from sale of marketable securities	8,497	—
Purchase of marketable securities	(17,169)	(588)
Purchase of property and equipment	(13)	(68)
Purchase of patent and trademark rights	(297)	(202)
Net cash used in investing activities	(8,982)	(858)
Cash flows from financing activities:
Payment of note payable	(4,279)	—
Financing obligation payments	(265)	(254)
Proceeds from note payable, net of issuance costs	—	1,900
Proceeds from sale of stock, net of issuance costs	58,066	15,307
Net cash provided by financing activities	53,522	16,953
Net increase in cash and cash equivalents	37,026	9,317
Cash and cash equivalents at beginning of period	1,470	299
Cash and cash equivalents at end of period	$38,496	$9,616

Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized loss on marketable securities	$(12)	$—
Conversion of Series B preferred	45	4,529
Conversion of note payable into shares	—	1,474
Stock issued to settle accounts payable	$20	$84
Operating lease – right of use assets	$65	$188

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

In February 2020, AIM filed three provisional patent applications related to Ampligen in the Company’s efforts toward joining the global health community in the fight against the deadly coronavirus. The Company’s three provisional patent applications include: 1) Ampligen as a therapy for the coronavirus; 2) Ampligen as part of a proposed intranasal universal coronavirus vaccine that combines Ampligen with inactivated coronavirus, conveying immunity and cross-protection and; 3) a high-volume manufacturing process for Ampligen. Under the Patent Cooperation Treaty of 1970, which provides international protections for patents, the three provisional patent applications can be converted to international patent applications based on the date of their filings.

In early April 2020, the Company entered into a Material Transfer Agreement with Shenzhen Smoore Technologies located in Shenzhen China, the world’s largest manufacturer of inhalation devices. Pursuant to this agreement, the Company is providing Smoore with Ampligen and Smoore will be conducting in vitro tests using its porous ceramic atomizer technology. Initial testing will include evaluation of Ampligen with regard to safety and characterization of the inhaler vapor properties. Additional testing will study the particle size of various Ampligen concentrations in aqueous solutions obtainable using Smoore’s technology. The goal of these studies is to establish a reproducible method to obtain an Ampligen-containing atomized mist that can deliver biologically active Ampligen deep into the lung airways of humans. Ampligen is scheduled to be shipped to Smoore for testing, pending resolution of various China inbound import regulatory requirements. AIM and Smoore are working to identify and navigate any and all regulatory obligations. The Company will provide additional updates as they become available.

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

On May 11, 2020, the FDA authorized an IND for Roswell Park Comprehensive Cancer Institute (“Roswell Park”) to conduct a Phase 1/2a study of a regimen of Ampligen and interferon alpha in cancer patients with mild or moderate COVID-19 infections. This new clinical trial, sponsored by the Roswell Park in collaboration with the Company, will test the safety of this combination regimen in patients with cancer and mild to moderate COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. It is planned that the phase 1/2a study will enroll up to 44 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. The Company intends to be a financial sponsor of the study and will provide Ampligen at no charge for this study.

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

On July 6, 2020, we entered into a clinical trial agreement with Roswell Park pursuant to which Roswell Park will conduct a Phase 1/2a trial of Ampligen (rintatolimod) in combination with Intron-A (interferon alfa-2b), in cancer patients with COVID-19, the disease caused by the SARS-CoV-2 coronavirus.

Recently, the Company also entered into a material transfer agreement with the University of Rochester which is planning a series of in vitro experiments in which it will be testing the direct antiviral activity of Ampligen on SARS-CoV-2, as well as the mechanism of action. The Company also entered into a specialized services agreement with Utah State University that has supplied Ampligen to support the University’s Institute for Viral Research in its research into SARS-CoV-2. The Utah State results show that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels.

In June 2020, AIM filed a provisional patent application for, among other discoveries, the use of Ampligen® as a potential early-onset therapy for the treatment of COVID-19 induced chronic fatigue.

Many survivors of the first SARS-CoV-1 epidemic in 2003 continued to report chronic fatigue, difficulty sleeping and shortness of breath months after recovering from the acute illness. These patients are commonly referred to as “Long Haulers.” Now there is increasing evidence that patients with COVID-19 can develop a similar, ME/CFS-like illness. In October 2020, AIM received Institutional Review Board (IRB) approval for the expansion of the AMP-511 Expanded Access Program (EAP) clinical trial for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) to include patients previously diagnosed with SARS-CoV-2, but who still demonstrate chronic fatigue-like symptoms.

On November 2, 2020, AIM announced the publication of statistically significant data detailing how Ampligen could have a considerable positive impact on people living with ME/CFS when administered in the early stages of the disease. The data were published in PLOS ONE, a peer-reviewed open access scientific journal published by the Public Library of Science. AIM researchers found that the TLR3 agonist Ampligen substantially improved physical performance in a subset of ME/CFS patients. The findings potentially carry special importance for COVID-19 “Long Haulers,” who are uniquely situated to potentially benefit from Ampligen as an early onset therapy for subjects who have recovered from acute COVID-19, but then experience chronic fatigue-like symptoms.

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 8,017 and 5,893,040 and 534,283 and 6,733,420 are excluded from the calculation of diluted net loss per share for the three months and nine months ended September 30, 2020 and 2019, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options granted in the nine months ended September 30, 2020 and 2019 were 400,000 and 39,267, respectively.

Stock option for employees’ activity during the nine months ended September 30, 2020 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2020	127,747	$29.61	6.41	$—
Granted	300,000	3.07	9.83	—
Forfeited	(2,483)	19.50	—	—
Expired	(568)	348.48	—	—
Outstanding September 30, 2020	424,696	$10.50	8.64	$—
Vested and expected to vest September 30, 2020	424,696	$20.50	8.64	$—
Exercisable September 30, 2020	125,321	$11.18	6.13	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2020	68,283	$23.79	7.48	$—
Granted	300,000	3.07	9.83	—
Vested	(68,908)	6.26	—	—
Unvested September 30, 2020	299,375	$7.06	9.68	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2020	66,675	$24.09	5.47	$—
Granted	100,000	2.77	9.83	—
Forfeited	—	—	—	—
Expired	(104)	104.29	—	—
Outstanding September 30, 2020	166,571	$7,19	7.19	$—
Vested and expected to vest September 30, 2020	166,571	$7.19	7.19	$—
Exercisable September 30, 2020	31,661	$7.76	9.13	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2020	66,675	$12.80	5.59	$—
Granted	100,000	2.77	9.83	—
Expired	—	—	—	—
Vested	(31,765)	7.75	—	—
Unvested September 30, 2020	134,910	$6.56	7.90	$—

Stock-based compensation expense was approximately $596,000 and $649,000 for the nine months ended September 30, 2020 and 2019 resulting in an increase in general and administrative expenses, respectively.

As of September 30, 2020, and 2019, respectively, there was approximately $1,080,000 and $877,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or net realizable value method of accounting for inventory.

Commercial sales of Alferon in the U.S. will not resume until new batches of commercial filled and finished product are produced and released by the U.S. Food and Drug Administration (“FDA”). While the facility is approved by the FDA under the Biologics License Application (“BLA”) for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company will also need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. Due to the Company extending the timeline of Alferon production to in excess of one year, the Company reclassified Alferon work in process inventory of $1,095,000 to other assets within our balance sheet as of September 30, 2020 and December 31, 2019 and due to the high cost estimates to bring the facility back online. Prior to completing validation, the Company plans on modernizing the manufacturing process to make it lower-cost and higher volume. If, following modernization, the Company is unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, its operations most likely will be materially and/or adversely affected. Considering these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

The Alferon work in process is currently compliant with our internal protocols and is stored in a controlled state. All of these factors contribute to the potential sale of the Alferon work in process, after validation lots have been produced and including a successful pre-approval inspection.

Note 5: Marketable Securities

Marketable securities consist of mutual funds and debt securities. As of September 30, 2020, and December 31, 2019, it was determined that none of the marketable securities had an other-than-temporary impairment. At September 30, 2020 and December 31, 2019, all securities were measured as Level 1 instruments of the fair value measurements standard (see Note 13: Fair Value). As of September 30, 2020, and December 31, 2019 the Company held $15,980,000 and $7,308,000 in debt and equity securities, respectively.

Debt securities classified as available for sale consisted of:

September 30, 2020
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains /(Losses)	Gross Unrealized Gains /(Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	$5,641	$—	$(23)	$5,618	$5,618
U.S. Government mortgage backed securities	4,748	—	(27)	4,721	4,721
Corporate bonds	5,603	—	38	5,641	5,641
Totals	$15,992	$—	$(12)	$15,980	$15,980

As of December 31, 2019 the Company held no debt securities.

The following presents available-for-sale securities’ gross unrealized losses and fair value aggregated by the short- and long-term maturity.

September 30, 2020
(in thousands)

	Less than 12 Months		12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains
U.S. Treasury notes	$1,008	$—	$4,610	$(23)	$5,618	$(23)
U.S. Government mortgage backed securities	—	—	4,721	(27)	4,721	(27)
Corporate bonds	136	—	5,505	38	5,641	38
Totals	$1,144	$—	$14,836	$12	$15,980	$(12)

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2020	December 31, 2019
Compensation	$89	$94
Professional fees	116	73
Clinical trial expenses	—	56
Other expenses	117	180
	$322	$403

Note 7: Property and Equipment

	(in thousands)
	September 30, 2020	December 31, 2019
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	5,127	5,114
Total property and equipment	15,674	15,661
Less: accumulated depreciation	(9,045)	(8,545)
Property and equipment, net	$6,629	$7,116

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of September 30, 2020, and December 31, 2019, the Company had 733 and 783 shares of Series B Convertible Preferred Stock outstanding, respectively. Each such Preferred Share is convertible into 114 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the nine months ending September 30, 2020, 45 shares of Series B Convertible Preferred Stock were converted into common stock.

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

On June 11, 2019, the board of directors approved up to $500,000 for all directors, officers and employees to buy Company shares from the Company at the market price. As of September 30, 2019, the Company has issued 67,767 shares of its common stock at prices between $4.03 and $4.37 for a total of $274,000. This plan expired August 19, 2019. On September 27, 2019, the Company closed an public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the nine months ended September 30, 2020, 1,870,000 of the Pre-funded Warrants were exercised and 8,873,860 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification.

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

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim, pursuant to which it may sell from time to time, shares of its Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced the EDA with Maxim. On July 19, 2019, the Company filed a prospectus supplement with the SEC in connection with the offering under the 2019 EDA under its existing Registration Statement on Form S-3 (File No 333-226059) related to the sale of shares of its common stock having an aggregate offering price of up to $4,508,244, the maximum number of Shares permitted to be sold under the 2019 EDA at that time. As of December 31, 2019, the Company had sold 905,869 shares under the 2019 EDA for gross proceeds of $2,553,079 which includes a 3.5% fee to Maxim of $89,358. On March 3, 2020, the Company filed a new prospectus supplement with SEC increasing the aggregate offering price of shares of common stock it could sell under the 2019 EDA to $10,867,245. On March 10, 2020, the Company filed another prospectus supplement with SEC increasing the aggregate offering price under the 2019 EDA to $18,833,739. During the nine months ended September 30, 2020, the Company sold 18,990,367 shares under the 2019 EDA for total gross proceeds of $50,692,287, which includes a 3.5% fee to Maxim of $1,774,230. On June 15, 2020, the Company filed another prospectus supplement with SEC increasing the aggregate offering price under the 2019 EDA to $19,406,552. On August 18, 2020, the Company filed another prospectus supplement with SEC increasing the aggregate offering price under the 2019 EDA to $19,004,095. During the quarter ended September 30, 2020, the Company sold 6,409,441 shares under the 2019 EDA for total gross proceeds of $17,813,884, which includes a 3.5% fee to Maxim of $623,486. The actual number of shares, that the Company can sell, and the proceeds to be received therefrom under the 2019 EDA are dependent upon the market price of its Common Stock.

The 2018 Equity Incentive Plan, effective September 12, 2018, authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of Common Stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. On October 17, 2018, the Board of Directors issued 26,324 options to the officers and directors at the exercise price of $9.68 expiring in 10 years, and on November 14, 2018, the Board of Directors issued 23 options to each employee, officer and director at the exercise price of $9.68 expiring in ten years. On January 28, 2019, 27,570 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year. In August, 2020, 400,000 options were issued to each of these officers with a exercise price range of of $2.77 to $3.07 for a period of ten years with a vesting period of one year.

As of September 30, 2020, and December 31, 2019, there were 40,685,282 and 10,386,754 shares outstanding, respectively.

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

Note 11: Convertible Note Payable

On September 28, 2018, the Company entered into a $3,170,000 10% Secured Convertible Promissory Note (the “IR Note”) with Iliad Research and Trading, L.P. (the “Holder”), which was issued to the Holder in conjunction with 500,000 shares of common stock (the “Origination Shares”). The Company collected $3,000,000 in cash from the Holder during September 2018 and the remainder $170,000 was retained by the Holder for the Holder’s legal fees of $20,000 for the issuance of the IR Note and the Original Issue Discount of $150,000. The Company incurred $210,000 in third-party fees directly attributed to the issuance of the IR Note. The Company promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on the IR Note due and payable on September 28, 2019, unless converted under terms and provisions as set forth within the IR Note. The IR Note provides the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of the Company’s common stock at a conversion price of $0.30 per share. In addition, beginning on March 28, 2019, the IR Note also provides the Holder with the right to redeem all or any portion of the IR Note (“Redemption Amount”). The payments of each Redemption Amount may be made, at the option of the Company, in cash, by converting such Redemption Amount into shares of common stock (“Redemption Conversion Shares”), or a combination thereof. The number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the lesser of $0.30 or 80% of the lowest Volume Weighted Average Price (“VWAP”) during the ten (10) trading days immediately preceding the applicable measurement date (the “Market Price”). The Purchase Agreement requires the Company to reserve at least 8,900,000 shares of common stock from its authorized and unissued common stock to provide for all issuances of common stock under the IR Note. However, the IR Note provides that the aggregate number shares of common stock issued to the Holder under the IR Note and Purchase Agreement shall not exceed 19.99% of the total number of shares of common stock outstanding as of the closing date unless the Company has obtained stockholder approval of the issuance. The Origination Shares were to be returned to the Company in the event that the Company could provide within 30 days of the closing of the transaction certain requested assets as security for repayment of the IR Note. The security was not provided so the Origination Shares remained with the Holder.

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

Interest expense associated with the IR Note was $0 for September 30, 2020 and $94,000 for the nine months ended September 30, 2019.

Note 12: Long-Term Debt

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

During the quarter ending June 30, 2020, the Holder made redemptions of $650,000 reducing the principal to $1,985,000. On May 29, 2020, the Company paid off the outstanding CV note consisted of principal of $1,985,000, and accrued interest payable of $220,000. The net payment of $1,795,000, less the write off of the origination discount of $369,000 and issuance costs of $6,000, resulted in a gain on extinguishment of $66,000.

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

Interest expense associated with the CV Note and AS Note for the period ended September 30, 2020 was approximately $116,000 and $106,000, respectively.

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

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	September 30, 2020	December 31, 2019
Underlying price per share	$2.15	$0.54
Exercise price per share	$82.50	$82.50
Risk-free interest rate	0.12%	1.58%
Expected holding period	0.92	1.67
Expected volatility	125%	96%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	September 30, 2020	December 31, 2019
Underlying price per share	$2.15	$0.54
Exercise price per share	$30.25 – 33.00	$30.25-33.00
Risk-free interest rate	0.13%	1.60%
Expected holding period	1.84 – 1.85	2.59-2.60
Expected volatility	125%	89%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	September 30, 2020	December 31, 2019
Underlying price per share	$2.15	$0.54
Exercise price per share	$27.50	$27.50
Risk-free interest rate	0.13%	1.60%
Expected holding period	1.67	2.42
Expected volatility	130%	91%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	September 30, 2020	December 31, 2019
Underlying price per share	$2.15	$0.54
Exercise price per share	19.80	$19.80
Risk-free interest rate	0.12%	1.59%
Expected holding period	1.43	2.18
Expected volatility	140%	94%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	September 30, 2020	December 31, 2019
Underlying price per share	$2.15	$0.54
Exercise price per share	$17.16	$17.16
Risk-free interest rate	0.06 – 0.16%	1.59%-1.65%
Expected holding period	0.07 – 3.07	0.82-3.82
Expected volatility	100% - 105%	86%-124%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	September 30, 2020	December 31, 2019
Underlying price per share	$2.15	$0.54
Exercise price per share	$8.80	$8.80
Risk-free interest rate	0.19%	1.66%
Expected holding period	3.44	4.19
Expected volatility	100%	87%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction (1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company flagship product is approved only in Argentina for Severely Debilitated Chronic Fatigue Syndrome patients;
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and global market conditions continue to include uncertainty, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;
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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes certain U.S. and government agency debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2020, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
U. S. Treasury notes	$5,618	$5,618	$—	$—
U.S. Government mortgage backed Securities	4,721	4,721	—	—
Corporate bonds	5,641	5,641	—	—
Marketable Securities	$15,980	$15,980	$—	$—
Liabilities:
Redeemable warrants	$177	$—	$—	$177

	(in thousands) As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Mutual Fund	$7,308	$7,308	$—	$—
Liabilities:
Redeemable warrants	$57	$—	$—	$57

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2019	$57
Fair value adjustment	120
Balance at September 30, 2020	$177

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

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of September 30, 2020 are as follows:

During the year:

(in thousands)
2020	$105
2021	426
2022	437
2023	449
2024	463
Thereafter	1,567
Total of payments	3,447
Less deferred issuance costs	(199)
Less discount on debt instrument	(852)
Less imputed interest	(236)
Total balance	2,160
Less current portion	(226)
Long term portion	$1,934

Interest expense relating to this financing agreement was $46,000 for the nine months ended September 30, 2020 and $51,000 for the nine months ended September 30, 2019.

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

The Company entered into a Lease Agreement for a term of five years commencing on September 14, 2020 with Fraser Advanced Information Systems, pursuant to which the Company agreed to lease two Sharp copiers. The base of $1,415 per month.

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

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 6 months and 4 years. As of September 30, 2020, the weighted-average remaining term is 2.17 years. The Company has determined that the incremental borrowing rate is 10% as of December 31, 2018 based upon the recently completed financing transaction in September 2018.

Below are the lease commitments for the next 5 years and thereafter.

Year-Ending September 30,
(in thousands)
2020	$48
2021	52
2022	46
2023	42
Thereafter	21
Less Imputed Interest	(21)
Total	$188

As of September, 30, 2020, the balance of the right of use assets was $188,000 and the corresponding lease liability balance was $188,000. Total rent expense was $41,000 for the nine months ended September 30, 2020 and $44,000 for the nine months end September 30, 2019.

Note 16: Subsequent Events

On November 10, 2020, the Company entered into a five year employment agreement with Thomas K. Equels, President, CEO and Executive Vice Chairman of the Board. Compensation is divided into both short- and long-term compensation. Short term (cash) compensation will consist of a base salary of $850,000 and a year-end target bonus of $350,000 based on performance and goals established by the Compensation Committee. Long term compensation will be provided by 300,000 non-qualified yearly stock options with one-year vesting on November 30,2021, and each anniversary date thereafter. On November 11, 2020, the Company issued to Mr. Equels 10 year options to purchase 300,000 shares of the Company’s common stock. The exercise price of these options is $1.96 per share, the closing price of the common stock on the NYSE American on the trading date immediately preceding the date of issuance. The options will vest one year after their issuance. These options were issued pursuant to the terms of Mr. Equels’ employment agreement.

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

In addition, Shenzhen Smoore Technology Limited has agreed to run preliminary tests in China to the efficacy of Smoore’s inhalation delivery device using Ampligen. Ampligen is scheduled to be shipped to Smoore for testing, pending resolution of various China inbound import regulatory requirements. AIM and Smoore are working to identify and navigate any and all regulatory obligations. Assuming Ampligen proves an effective COVID-19 treatment, significant testing will be required to determine whether the Smoore device will be able to safely deliver Ampligen in an appropriate dose without diminishing its efficacy against COVID-19. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential operations in foreign countries will not be adversely affected by these risks. We have filed provisional patent applications related to the COVID-19 coronavirus. However, these filings do not assure that patents will ultimately be granted. We recently contracted Amarex Clinical Research LLC (“Amarex”) to act as our Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. Testing is subject to obtaining IND authorization from the FDA. No assurance can be given that the IND will be obtained or that the testing will be successful. Should it prove promising, additional testing will be required.

On July 6, 2020, the Company entered into a clinical trial agreement (CTA) with Roswell Park to support Roswell Park’s Phase 1/2a trial of Ampligen in combination with interferon alfa-2b, in cancer patients with mild to moderate COVID-19, the disease caused by the SARS-CoV-2 coronavirus. Funding for the clinical trial is provided, in part, through grants from the National Cancer Institute and AIM, as well as institutional support from Roswell Park. It is planned that the phase 1/2a study will enroll up to 44 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. We are a financial sponsor of the study and will provide Ampligen at no charge for this study. Additional information on the clinical trial, which is recruiting patients, is available at clinicaltrials.gov.

Recently, the Company also entered into a material transfer agreement with the University of Rochester which is planning a series of in vitro experiments in which it will be testing the direct antiviral activity of Ampligen on SARS-CoV-2, as well as the mechanism of action. The Company also entered into a specialized services agreement with Utah State University and supplied Ampligen to support the University’s Institute for Viral Research in its research into SARS-CoV-2. The Utah State results show that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels.

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

Currently, six oncology Ampligen clinical trials are underway with a number of subjects enrolled at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. Four are at Roswell Park and the other two (one temporarily suspended with plans to be reactivated) are at the University of Pittsburgh Medical Center. No assurance can be given as to the results of these underway trials. Six additional cancer trials in collaboration with University Medical/Cancer Research Centers using Ampligen plus checkpoint blockade are in various pre-enrollment stages. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur and they are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring universities or cancer centers. Even if these additional clinical trials are initiated, as we are not the sponsor, we cannot assure that these clinical studies or the six studies underway will be successful or yield any useful data. In addition, initiation of planned clinical trials may not occur secondary to many factors including lack of regulatory approval(s) or lack of study drug. Even if these clinical trials are initiated, the Company cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. The Company recognizes that all cancer centers, like all medical facilities, must make the pandemic their priority. Therefore, there is the potential for delays in clinical trial enrollment and reporting in ongoing studies in cancer patients because of the COVID-19 medical emergency.

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

Ampligen® represents an RNA being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen® has in the clinic demonstrated the potential for standalone efficacy in a number of solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen® is used in combination with checkpoint blockade therapies. This success in the field of immuno-oncology has guided our focus toward the potential use of Ampligen® as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen® clinical trials testing Ampligen in humans — both underway and planned — at major cancer research centers around the country. Ampligen ® was used as a monotherapy to treat pancreatic cancer patients in an Early Access Program (EAP) approved by the Inspectorate of Healthcare in the Netherlands at Erasmus Medical Center. In September, AIM reported receipt of statistically significantly results of positive survival benefit when using Ampligen in patients with locally advanced/metastatic pancreatic cancer after systemic chemotherapy. AIM will work with its Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track” and possibly even FDA “breakthrough” designations and to obtain authorization to conduct a follow-up pancreatic cancer Phase 2/3 clinical trial with sites in the Netherlands at Erasmus MC under Prof. van Eijck, and also at major cancer research centers in the United States.

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

The FDA has authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen® in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen® to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen® in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen® treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen® and/or the design of future clinical studies that the FDA requested in a complete response letter. The FDA approved the increase reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2020. At this time, we do not plan on passing this adjustment along to the patients in this program. As of September 30, 2020, there are 10 patients enrolled in this open-label expanded access treatment protocol. In October 2020, AIM received Institutional Review Board (IRB) approval for the expansion of the AMP-511 Expanded Access Program (EAP) clinical trial for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms.

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

In June 2018, Ampligen® was cited as outperforming two other TLR3 agonists, poly IC and natural double stranded RNA, in creating an enhanced tumor microenvironment for checkpoint blockage therapy in the journal of Cancer Research (http://cancerres.aacrjournals.org/content/early/2018/05/31/0008-5472.CAN-17-3985). In a head-to-head study in explant culture models, Ampligen® activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen® selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (SPORE). Based upon these findings AIM and Roswell Park expanded their existing scientific collaboration to advance the clinical development of Ampligen® which has shown promise in preclinical studies when combined with checkpoint inhibitors (CPIs). The parties executed a Memorandum of Understanding (“MOU”) designed to further assess the clinical potential of Ampligen® in treating certain cancers. This phase I/II study will evaluate the potential of Ampligen® to enhance the immune mediated effects of CPIs in patients with advanced solid tumors including bladder, melanoma and renal cell carcinoma.

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

COVID-19

Following the SARS-CoV-1 outbreak in 2002-03, Ampligen exhibited excellent antiviral properties and protective survival effect in NIH-contracted studies of SARS-infected mice, which is very similar to SARS-CoV-2, the novel virus that causes COVID-19.

●	The Barnard 2006 study (https://journals.sagepub.com/doi/abs/10.1177/095632020601700505) found that Ampligen reduced virus lung levels to below detectable limits.
●	The Day 2009 study (https://www.ncbi.nlm.nih.gov/pmc/articles/PMC2787736/) found that, instead of 100% mortality, there was 100% protective survival.

AIM compared key transcription regulatory sequences of SARS-CoV-1 to SARS-CoV-2 and found significant similarities, suggesting highly probable extension of the antiviral effects of Ampligen in the earlier NIH-contracted SARS experiments to COVID-19.

The SARS-CoV-2 virus – which causes COVID-19 – shares important genomic and pathogenic similarities with SARS-CoV-1 (hence its name). Since Ampligen has shown antiviral activity against more distantly related coronaviruses, there was a reasonable probability that the antiviral effects of Ampligen against SARS-CoV-1 will likely extend to SARS-CoV-2, as discussed below, recently, Ampligen has demonstrated in vitro antiviral activity against SARS-CoV-2. We believe that this creates a compelling case for clinical trials to evaluate Ampligen as a potential tool in the fight against COVID-19.

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

In February 2020, we filed three provisional patent applications related to Ampligen in our efforts toward joining the global health community in the fight against the deadly coronavirus (See: https://aimimmuno.com/press-release/aim-immunotech-files-provisional-patent-application-for-the-use-of-ampligenr-as-a-potential-therapy-for-covid-19-induced-chronic-fatigue/). Our three provisional patent applications include: 1) Ampligen as a therapy for the coronavirus; 2) Ampligen as part of a proposed intranasal universal coronavirus vaccine that combines Ampligen with inactivated coronavirus, conveying immunity and cross-protection and; 3) a high-volume manufacturing process for Ampligen. Under the Patent Cooperation Treaty of 1970, which provides international protections for patents, the three provisional patent applications can convert to international patent applications based on the date of their filings.

In early April 2020, we entered into a Material Transfer Agreement with Shenzhen Smoore Technologies located in Shenzhen China, the world’s largest manufacturer of inhalation devices. Pursuant to this agreement, Smoore has agreed to run preliminary tests in China to the efficacy of Smoore’s inhalation delivery device using Ampligen. Initial testing will include evaluation of Ampligen with regards to safety and characterization of the inhaler vapor properties. Additional testing will study the particle size of various Ampligen concentrations in aqueous solutions obtainable using Smoore’s technology. The goal of these studies is to establish a reproducible method to obtain an Ampligen-containing atomized mist that can deliver biologically active Ampligen deep into the lung airways of humans. The Ampligen is scheduled to be shipped to Smoore for testing, pending resolution of various China inbound import regulatory requirements. AIM and Smoore are working to identify and navigate any and all regulatory obligations.

On August 6, 2020, we contracted Amarex Clinical Research LLC (“Amarex”) to act as our Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. For Phase I we anticipate providing approximately $514,000 to Amarex. For the subsequent Phase II we anticipate providing approximately an additional $650,000. Additional costs expected to be incurred by us for the clinical trial are estimated at $4.5 million. We expect that Phase I will consist of 24 test subjects and that Phase II will consist of 150 test subjects.

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

On May 11, 2020, the FDA authorized an IND for Roswell Park to conduct a Phase 1/2a study of a regimen of Ampligen and interferon alpha in cancer patients with mild or moderate COVID-19 infections. This new clinical trial, sponsored by the Roswell Park in collaboration with us, will test the safety of this combination regimen in patients with cancer and mild to moderate COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. It is planned that the phase 1/2a study will enroll up to 44 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. We intend to be a financial sponsor of the study and will provide Ampligen at no charge for this study.

On July 6, 2020, we entered into a clinical trial agreement with Roswell Park pursuant to which Roswell Park will conduct a Phase 1/2a trial of Ampligen (rintatolimod) in combination with interferon alfa, in cancer patients with COVID-19, the disease caused by the SARS-CoV-2 coronavirus. The National Cancer Institute and AIM are supporting this trial. AIM reported in September that recruitment in the trial had begun. See: clinicaltrials.gov/NCT04379518.

Recently, we also entered into a material transfer agreement with the University of Rochester which is planning a series of in vitro experiments in which it will be testing the direct antiviral activity of Ampligen on SARS-CoV-2, as well as the mechanism of action. We also entered into a specialized services agreement with Utah State University and has supplied Ampligen to support the University’s Institute for Viral Research in its research into SARS-CoV-2. The Utah State results show that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels.

Cancer

We have been working with the University of Pittsburgh’s chemokine modulation research initiative which includes the use of Ampligen® as a potential adjuvant to modify the tumor microenvironment (TME) with the goal of increasing anti-tumor responses to check point inhibitors (CPI). As part of this collaboration, AIM has supplied Ampligen® (rintatolimod) to the University. The study, under the leadership of Robert P. Edwards, MD, chair of gynecologic services at Magee-Women’s Hospital of the University of Pittsburgh School of Medicine, and Professor of Surgery Pawel Kalinski, M.D., Ph.D., at Roswell Park, Buffalo, N.Y., involved the chemokine modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of 2017, Dr. Kalinski relocated to Roswell Park in Buffalo, NY and has established a cancer program which will continue to require a supply of Ampligen®.

In October 2018, we signed a clinical trial agreement with Roswell Park to evaluate Ampligen® in combination with checkpoint inhibitors (CPIs). The Phase IIa clinical trial will evaluate the immune-mediated effects of cytokine modulation in combination with CPIs in patients with primary resistance to CPI therapy. The protocol will seek to evaluate the combination of Ampligen® and CPIs in patients with advanced urothelial carcinoma, renal cell carcinoma and melanoma. Ampligen® is our investigational immune-enhancing TLR3 agonist that has demonstrated a robust anti-cancer effect in preclinical models when combined with CPIs. This new agreement expands the extensive prior clinical and preclinical work into the clinical checkpoint blockade arena and offers the opportunity to begin evaluation of this combination therapy in patients with a variety of solid tumors where large numbers of patients do not respond or progress following treatment with standard CPI-based therapy.

Currently, six Ampligen® clinical trials are underway at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors:

●	Advanced Recurrent Ovarian Cancer - Phase 1 / 2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer; Phase 1 portion establishes intraperitoneal safety. Awaiting publication of Phase I results. https://clinicaltrials.gov/ct2/show/NCT02432378

●	Advanced Recurrent Ovarian Cancer - A follow-up Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and the numerous patients have commenced treatment. https://clinicaltrials.gov/ct2/show/NCT03734692

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 2 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. All patients have been treated or are in treatment. https://www.clinicaltrials.gov/ct2/show/NCT03599453

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as component of chemokine modulatory regimen on colorectal cancer metastatic to liver; the majority of the 12 planned patients enrolled and treated. https://clinicaltrials.gov/ct2/show/NCT03403634

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization; the objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy; the goal of this approach is to increase survival. This study is recruiting patients designed for up to 24 patients. https://clinicaltrials.gov/ct2/show/NCT04081389

Six Ampligen clinical trials are planned for initiation in 2020/21:

●	Brain-Metastatic Breast Cancer — Phase 2 study to assess the effectiveness of a three-pronged strategy combining distinct immunotherapy approaches, including Ampligen. Roswell Park and Moffitt Cancer Center have both received “Breakthrough Awards” from the U.S. Department of Defense (DOD). Together, these separate but parallel proposed clinical trials are receiving approximately $15 million in DOD funding to study Ampligen. Roswell Park is currently working on its draft of the IND, which its study and Moffitt’s study require before next steps can be taken.

●	Stage 4 Refractory Metastatic Colorectal Carcinoma — Phase 2 study that will evaluate Ampligen in combination with pembrolizumab in refractory metastatic colorectal carcinoma at Roswell Park. Up to 25 patients to be enrolled. This is expected to be funded by grants, testing Ampligen and pembrolizumab. See: https://www.clinicaltrials.gov/show/NCT04119830

●	Refractory Melanoma — Phase 2 study that will evaluate polarized dendritic cell vaccine, interferon alpha-2, Ampligen and celecoxib for the treatment of HLA-A2+ refractory melanoma at Roswell Park. Up to 24 patients to be enrolled. See: https://www.clinicaltrials.gov/show/NCT04093323

●	Stage 4 Urothelial, Melanoma and Renal Cell Carcinoma — Phase 2 study of advanced urothelial (bladder), melanoma and renal cell carcinoma, resistant to checkpoint blockade, that will evaluate Ampligen in combination with a checkpoint blockade therapy at Roswell Park. Protocol design and funding currently being finalized.

●	Non-Small Cell Lung Cancer — First-line therapy for non-small cell lung cancer with SOC chemotherapy that will evaluate Ampligen in combination with pembrolizumab at University of Nebraska Medical Center. Dr. V. Ernani, PI. Study design and budget being developed. However, we now anticipate an extended delay, as other studies with funding have moved ahead of the Ampligen project. Roswell Park is exploring a pilot study to establish proof of concept.

●	Advanced Pancreatic Cancer — Phase 2 study in advanced pancreatic cancer using checkpoint blockade plus Ampligen at University of Nebraska Medical Center and Erasmus University. Protocol and budget being developed. This proposed study may be based on data from our Dutch EAP (see below) and UNMC animal experiments showing synergy between Ampligen and checkpoint therapy. A second confirmatory animal trial has been completed; while it did not replicate the previous survival results, it did demonstrate a significant anti-tumor effect.

In addition, the National Cancer Institute awarded $14.5 million to Roswell Park to study Ampligen as part of five Roswell Park-led chemokine modulation clinical trials in melanoma, colorectal and ovarian cancers

In January 2017, the EAP through our agreement with myTomorrows designed to enable access of Ampligen® to ME/CFS patients was extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. In February 2018, the agreement with myTomorrows was extended to cover Canada to treat pancreatic cancer patients, pending government approval. There have been no physician requests to date that would cause the program to move forward with the approval process.

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

In September, AIM reported receipt of statistically significant results of positive survival benefit when using Ampligen in patients with locally advanced/metastatic pancreatic cancer after systemic chemotherapy versus matched historical controls. AIM will work with its Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track” and possibly even FDA “breakthrough” designations and to obtain IND authorizations to conduct a follow-up pancreatic cancer Phase 2/3 clinical trial with sites in the Netherlands at Erasmus MC under Prof. van Eijck, and also at major cancer research centers in the United States.

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

Many survivors of the first SARS-CoV-1 epidemic in 2003 continued to report chronic fatigue, difficulty sleeping and shortness of breath months after recovering from the acute illness. “After one year, 17% of patients had not returned to work and 9% more had not returned to their pre-SARS work levels” (Simmaron Research). Now there is increasing evidence that patients with COVID-19 can develop a similar, ME/CFS-like illness. These patients are commonly referred to as “Long Haulers.” http://simmaronresearch.com/2020/04/will-covid-19-leave-an-explosion-of-me-cfs-cases-in-its-wake/

In October 2020, AIM received Institutional Review Board (IRB) approval for the expansion of the AMP-511 Expanded Access Program (EAP) clinical trial for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms.

On November 2, 2020, AIM announced the publication of statistically significant data detailing how Ampligen could have a considerable positive impact on people living with ME/CFS when administered in the early stages of the disease. The data were published in PLOS ONE, a peer-reviewed open access scientific journal published by the Public Library of Science. AIM researchers found that the TLR3 agonist Ampligen substantially improved physical performance in a subset of ME/CFS patients.

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

Alferon® is approved by the FDA for commercial sales in the U.S. for the treatment of genital warts. It is also approved by ANMAT in Argentina for commercial sales for the treatment of genital warts and in patients who are refractory to treatment with recombinant interferons. While the AIM facility in New Brunswick is approved by the FDA under the Biologic License Application (BLA) for Alferon®, this status will need to be reaffirmed by an FDA pre-approval inspection which will not occur until new batches of commercial filled and finished product are produced and released by the FDA.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. The 6% Company matching contribution was terminated effective January 1, 2016. For the nine months ended September 30, 2020, the Company did not make any contributions towards the 401(k) Plan.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2020 versus three months ended September 30, 2019

Net Loss

Our net loss was approximately $3,306,000 and $2,948,000 for the three months ended September 30, 2020 and 2019, respectively, representing an increase in loss of approximately $358,000 or 12% when compared to the same period in 2019. This increase in loss for these three months was primarily due to the following:

●	an increase in general and administrative (G&A) expense of $239,000 or 13%;
●	an increase in interest income of $61,000; offset by
●	a decrease of $415,000 from the 2019 quarterly reevaluation of certain redeemable warrants in;
●	a decrease in production costs of $26,000;
●	a decrease in research and development expenses of $88,000; and
●	a decrease interest expense and other finance cost of $142,000

Net loss per share was $(0.08) and $(1.13) for the three months ended September 30, 2020 and 2019, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2020 was 38,907,546 as compared to 2,603,854 as of September 30, 2019.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $36,000 and $61,000 for the quarters ended September 30, 2020 and 2019, respectively. There was a decrease in revenues of $25,000. The change in revenue is related to timing of orders and shipments in the three months ending September 30, 2020. The revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $204,000 and $230,000, respectively, for the three months ended September 30, 2020 and 2019, representing a decrease of $26,000 in production costs in the current period. These costs primarily represent production expenses related to Ampligen produced in 2019.

Research and Development Costs

Research and Development (“R&D”) costs for the quarter ended September 30, 2020 were approximately $1,102,000 as compared to $1,190,000 for the quarter ended September 30, 2019 reflecting a decrease of approximately $88,000. The reason for the decrease in research and development costs was due to decreases in Ampligen polymer production cost of $350,000, Ampligen compliance and stability of $64,000 and maintenance and engineering of $35,000 offset by and an increate in cost recovery of $25,000 and an increase in clinical research of $268,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the quarters ended September 30, 2020 and 2019 were approximately $2,085,000 and $1,846,000, respectively, reflecting an increase of approximately $239,000 or 13%. The increase in G&A expenses during the current period was mainly due to an increase in professional fees of $236,000 and public relations of $34,000.

Other Income-Expenses

Interest and other finance costs decreased $142,000 in the three months ended September 30, 2020 mostly due to the costs associated with the long-term debt which were not in effect in the three months ended September 30, 2020. The long-term debt was extinguished in the second quarter of 2020. Interest income increased $61,000 in the three months ended September 30, 2020 from the investments from the proceeds from stock sales and exercised warrants.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended September 30, 2020 which amounted to a gain of approximately $31,000 compared to a gain of $446,000 for September 30, 2019 (see Note 13: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Nine months ended September 30, 2020 versus nine months ended September 30, 2019

Net Loss

Our net loss was approximately $10,466,000 and $8,341,000 for the nine months ended September 30, 2020 and 2019, respectively, representing an increase in loss of approximately $2,125,000 or 25% when compared to the same period in 2019. This increase in loss for these nine months was primarily due to the following:

●	an increase in G&A expense of $515,000 or 9%;
●	an increase in research and development expenses of $231,000;
●	an increase of $392,000 from the extinguishment of notes payable;
●	a change of $120,000 for the quarterly revaluation of certain redeemable warrants in 2020 compared to a credit of $1,485,000 in 2019;
●	a decrease in an insurance settlement of $260,000 in 2019;
●	an increase in interest and finance costs of $80,000 related to long term debt; offset by
●	an increase in interest income of $87,000; and
●	a decrease in production costs of $68,000.

Net loss per share was $(0.36) and $(4.41) for the nine months ended September 30, 2020 and 2019, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2020 was 28,826,283 as compared to 1,891,782 as of September 30, 2019.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $121,000 and $90,000 for the nine months ended September 30, 2020 and 2019, respectively. There was an increase in revenues of $31,000. The change in revenue is related to timing of orders and shipments in the nine months ending September 30, 2020. The revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $608,000 and $676,000, respectively, for the nine months ended September 30, 2020 and 2019, representing a decrease of $68,000 in production costs in the current period. These costs primarily represent production expenses related to Ampligen produced in 2019.

Research and Development Costs

Research and Development (“R&D”) costs for the nine months ended September 30, 2020 were approximately $3,445,000 as compared to $3,214,000 for the nine months ended September 30, 2019 reflecting an increase of approximately $231,000. The primary reasons for the increase in research and development costs was due to an increase in abandoned patents of $129,000, a general increase in Ampligen compliance cost of $235,000 and outside lab fees of $110,000 and offset by a decrease in outside contractors of $239,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2020 and 2019 were approximately $6,070,000 and $5,555,000, respectively, reflecting an increase of approximately $515,000 or 9%. The increase in G&A expenses during the current period was mainly due to increases in salaries & benefits, including bonuses of $304,000, professional and legal fees of $331,000 and warrant modification of $46,000 offset by decreases in public relations of $114,000 and stock market fees of $51,000.

Other Income-Expenses

Interest and finance costs increased $80,000 in the nine months ended September 30, 2020 mostly due to the costs associated with the long-term debt which were not in effect in the nine months ended September 30, 2019. Interest income increased $87,000 in the nine months ended September 30, 2020 from the proceeds from stock sales and exercised warrants. There was gain on extinguishment of notes payable of $142,000 in the nine months ended September 30, 2020, in the same nine months ending September 30, 2019 there was a loss on extinguished debt of $250,000.

In June 2019 the was a gain from settlement proceeds of $260,000 which did not occur in 2020.

Redeemable Warrants

The quarterly revaluations of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the nine months ended September 30, 2020 which amounted to a loss of approximately $120,000 compared to a gain of $1,485,000 for September 30, 2019 (see Note 13: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $38,496,000 in cash and cash equivalents. As of December 31, 2019, we had approximately $1,470,000 in cash and cash equivalents. Cash used in operating activities for the nine months ended September 30, 2020 was $7,514,000 compared to $6,778,000. The primary reasons for the increase was the decrease in accounts receivable and other receivables which included the sale of New Jersey NOL in the period ended September 30, 2020.

Cash used in investing activities for the nine months ended September 30, 2020 was approximately $8,982,000 compared to $858,000 for the same period in 2019, representing an increase of $8,124,000. The primary reason for the increase during the current period is the purchase of marketable securities of $17,169,000 offset by the sale of marketable securities of $8,497,000.

Cash provided by financing activities for the nine months ended September 30, 2020 was approximately $53,522,000 compared to approximately $16,953,000 for the same period in 2019, an increase of $36,571,000. The primary reason for the increase in the nine months ended September 30, 2020 is our receipt of net proceeds of approximately $58,066,000 from the sale common stock pursuant to our 2019 EDA with Maxim Group and the exercise of warrants (see Note 8: Stockholders’ Equity) compared to $15,307,000 for the same period in 2019.

On August 6, 2020, we contracted Amarex to act as our Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. For Phase I we anticipate providing approximately $514,000 to Amarex. In Phase II we anticipate providing approximately an additional $650,000. Additional costs expected to be incurred by us for the clinical trial are estimated at $4,500,000. (see “Covid-19” above).

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $54,476,000 in cash, cash equivalents and marketable securities at September 30, 2020 as compared to $8,778,000 at December 31, 2019.

To the extent that our cash and cash equivalents exceed our near-term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of September 30, 2020, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2020, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2020 and September 3, 2020, we sold, respectively, 10,730 shares and 12,316 shares of our common stock in private transactions at purchase prices, respectively, of $2.33 and $2.03 per share. No commissions were paid with regard to these sales. The sales were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

On November 10, 2020, we entered into a five year employment agreement with Thomas Equels (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Equels will continue to serve as our President, CEO and will serve as our Executive Vice Chairman of the Board of Directors. Mr. Equels will receive an annual base salary of $850,000 and is entitled to a year-end target bonus of $350,000 based upon performance goals established by the Board’s Compensation Committee. To incentivize Mr. Equels to advance our long term objectives, each year he will receive options (“Long Term Options”) to purchase 300,000 shares of our common stock, the first such Long Term Options to be issued on November 30, 2021. The exercise price of these options will be the closing price of our common stock on the NYSE American on the trading date immediately preceding the date of the award The Long Term Options will vest one year after their issuance.

Mr. Equels will be entitled to awards (“Event Awards”) equal to 3% of the “Gross Proceeds” from specific licensing agreements or individual acquisitions of a “therapeutic indication” (each, an “Event”). Gross Proceeds means those cash amounts paid to us by the other parties for each licensing agreement and specific therapeutic indication acquisition, and “specific therapeutic indication means a specific target organ pathologically recognized as a cancer indication, a vaccine enhancer for a specific infectious target, broad spectrum antiviral indications, or a medical entity associated with persistent severe fatigue. Mr. Equels also will be entitled to an award (an “Acquisition Award”) equal to 3% of the Gross Proceeds, upon the sale of our company or substantially all of our assets (an “Acquisition”). An Event Award or Acquisition Award shall be paid in cash within 90 days of our receipt of the Gross Proceeds.

Mr. Equels will receive customary allowances and fringe benefits as set forth in the Employment Agreement. The Employment Agreement runs for five years and, thereafter, automatically renews for three year periods unless either party informs the other in writing at least 180 days prior to the end of the then term of the Employment Agreement, that it does not intend to renew the Employment Agreement. In the event of a change in control of our company (excluding any Acquisition), the term of the Employment Agreement shall be extended for three years on the date of change in control.

We may terminate Mr. Equels’ employment with or without “Cause”. “Cause” means the willful engaging by Mr. Equels in illegal conduct, gross misconduct or gross violation of our Code of Ethics and Business Conduct, which is demonstrably and materially injurious to us. Mr. Equels shall not be deemed to have been terminated for Cause unless he receives notice that a majority of our Directors believes that he should be terminated for Cause. The matter shall be adjudicated by a retired Florida judge or a Florida certified mediator mutually acceptable to our Board and Mr. Equels, before whom Mr. Equels has been given the opportunity to be heard, and requires a finding that he was guilty of intentional and material misconduct according to the foregoing standards and utilizing the legal standard of beyond all reasonable doubt. Upon termination for Cause, Mr. Equels shall be entitled to his salary, bonus and Long Term Options through the last day of his actual employment by us subsequent to the foregoing proceeding. If we terminate him without Cause, Mr. Equels shall be entitled to his compensation through the last day of the then current term of the Employment Agreement. In the event Mr. Equels’ employment is terminated due to his death or disability, we shall pay to him or his estate, at the time of such termination, his base salary, applicable benefits, and all unvested Long Term Options shall immediate vest. In the event of his permanent disability, we will provide an additional two years of base salary.

The Compensation Committee, after reviewing a report from a compensation advisor, determined that Mr. Equels’ compensation was below that of certain peer pharmaceutical/biotechnology companies in certain compensation categories and noted that, due to substantial financial constraints, Mr. Equels had not received an increase in base salary in four years. The Compensation Committee also noted that, under Mr. Equels’ leadership, we had recovered from a distressed situation, which included insufficient funds for drug development, no adequate reserves of experimental drug product and the consequent inability to conduct clinical trials and a high burn rate. Under his tenure we have substantially reduced our burn rate through a series of moves to eliminate waste and inefficiency, raised significant capital to provide an operating reserve, initiated an oncology clinical program which now has multiple oncology clinical trials at academic centers underway, initiated a COVID-19 R&D program with clinical trials imminent and initiated multiple provisional Ampligen utility patent applications in COVID-19, oncology, endometriosis, and manufacturing. To compensate Mr. Equels for these accomplishments, we awarded him 300,000 options with the same terms as the Long Term Options.

The above summaries of the Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the agreement, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

ITEM 6: Exhibits

(a)	Exhibits

10.1	November 10, 2020 employment agreement with Thomas K. Equels.*

10.2	July 1, 2020, Material Transfer and Research Agreement with the Japanese National Institute of Infectious Diseases and Shionogi & Co., Ltd. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))**

10.3	July 6, 2020, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))**

10.4	August 6, 2020, Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

101.INS	XBRL Instance Document * ***
101.SCH	XBRL Taxonomy Extension Schema Document * ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document * ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * ***

* Filed herewith.

** Filed with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 filed August 14, 2020 and is hereby incorporated by reference.

*** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Ellen M. Lintal
Ellen M. Lintal
Chief Financial Officer

Date: November 12, 2020

