Form 10-K
period 2020-12-31
AIM ImmunoTech Inc.
filed 2021-03-31
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $83,967,716.

The number of shares of the registrant’s Common Stock outstanding as of March 26, 2021 was 47,821,935.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.	Business

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

Since the outbreak of SARS-CoV-2, the novel virus that causes COVID-19, we have been actively engaged in determining whether Ampligen could be an effective treatment for this virus or could be part of a vaccine. We believe that Ampligen has the potential to be both an early-onset treatment for and prophylaxis against SARS-CoV-2. Ampligen also has potential as a COVID-19 vaccine strategy that combines Ampligen as an immune enhancer seeking to boost the efficacy of intranasal and other vaccines and, as to intranasal, also convey cross-reactivity and cross-protection against future mutations. We believe that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus.

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

Ampligen represents a dsRNA being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen has in the clinic demonstrated the potential for standalone efficacy in a number of solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. This success in the field of immuno-oncology has guided our focus toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen clinical trials testing Ampligen in humans — both underway and planned — at major cancer research centers. Ampligen was used as a monotherapy to treat pancreatic cancer patients in an Early Access Program (EAP) approved by the Inspectorate of Healthcare in the Netherlands at Erasmus Medical Center. In September, we reported receipt of statistically significantly results of positive survival benefit when using Ampligen in patients with locally advanced/metastatic pancreatic cancer after systemic chemotherapy. We will work with our Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track” and possibly even FDA “breakthrough” designations and to obtain authorization to conduct a follow-up pancreatic cancer Phase 2/3 clinical trial with sites in the Netherlands at Erasmus MC under Prof. van Eijck, and also at major cancer research centers in the United States.

Ampligen is also being evaluated for the treatment of myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS). We are currently sponsoring an expanded access program for ME/CFS patients in the U.S. In August 2016, we received approval of our New Drug Application (NDA) from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. With regulatory approval in Argentina, Ampligen is the world’s only approved therapeutic for ME/CFS. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen to Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. We have supplied GP Pharm with the Ampligen required for testing and ANMAT release. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA, for the treatment of CFS with the FDA.

Alferon N Injection is approved for a category of sexually transmitted diseases infection and patients that are intolerant to recombinant interferon in Argentina. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional treatment of refractory (resistant to other treatment) or recurring external condylomata acuminata/genital warts (GW) in patients 18 years of age or older. Certain types of human papilloma viruses cause GW. We also have approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina.

We operate a 30,000 sq. ft. facility in New Brunswick, NJ, where we conduct testing and have produced limited quantities of active pharmaceutical ingredients (“API”) for our products. We have reviewed our operations at the facility and believe that some of the equipment most likely should be upgraded to realize greater efficiencies, when and if we require more API than is currently in storage. We are also exploring engaging a Contract Manufacturing Organization (“CMO”) to produce API. While we believe we have sufficient API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations.

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

Ampligen®

Ampligen is approved for sale in Argentina for severe Chronic Fatigue Syndrome (CFS) and is an experimental drug in the United States currently undergoing clinical development for the treatment of certain cancers and ME/CFS. Over its developmental history, Ampligen has received various designations, including Orphan Drug Product Designation (FDA and European Medicines Agency (“EMA”)), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Ampligen represents the first drug in the class of large (macromolecular) dsRNA molecules to apply for NDA review. Based on the results of published, peer reviewed pre-clinical studies and clinical trials, we believe that Ampligen may have broad-spectrum anti-viral and anti-cancer properties. We believe that nucleic acid compounds represent a potential new class of pharmaceutical products designed to act at the molecular level for treatment of many human diseases. There are two forms of nucleic acids, deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). DNA is a group of naturally occurring molecules found in chromosomes, the cell’s genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell’s behavior which, in turn, regulates the action of groups of cells, including the cells which compromise the body’s immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors. Our drug technology utilizes specifically-configured RNA and is a selective Toll-like Receptor 3 (TLR3) agonist that is administered intravenously. Ampligen has been assigned the generic name rintatolimod by the United States Adopted Names Council (USANC) and has the chemical designation poly(I):poly(C12U).

EAP/clinical trials of Ampligen that have been conducted or that are ongoing include studies of the potential treatment of patients with renal cell carcinoma, malignant melanoma, non-small cell lung, ovarian, breast, colorectal, prostate and pancreatic cancer, ME/CFS, Hepatitis B and HIV.

We have received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA, for the treatment of CFS with the FDA.

The FDA has authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a complete response letter. The FDA approved the increase reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2020. At this time, we do not plan on passing this adjustment along to the patients in this program. As of December 31, 2020, there are 10 patients enrolled in this open-label expanded access treatment protocol. In October 2020, we received Institutional Review Board (IRB) approval for the expansion of the AMP-511 Expanded Access Program (EAP) clinical trial for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms.

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

In April 2018, we completed data analysis of an intranasal human safety study of Ampligen plus FluMist® known as AMP-600. The study was previously closed after the US Centers for Disease Control and Prevention (“CDC”) recommended against the use of FluMist®. Intranasal Ampligen in combination with FluMist® was generally well-tolerated in the study.

In June 2018, Ampligen was cited as outperforming two other TLR3 agonists, poly IC and natural double stranded RNA, in creating an enhanced tumor microenvironment for checkpoint blockage therapy in the journal of Cancer Research (http://cancerres.aacrjournals.org/content/early/2018/05/31/0008-5472.CAN-17-3985). In a head-to-head study in explant culture models, Ampligen activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (SPORE). Based upon these findings we and Roswell Park expanded our existing scientific collaboration to advance the clinical development of Ampligen which has shown promise in preclinical studies when combined with checkpoint inhibitors (CPIs). The parties executed a Memorandum of Understanding (“MOU”) designed to further assess the clinical potential of Ampligen in treating certain cancers. This phase I/II study will evaluate the potential of Ampligen to enhance the immune mediated effects of CPIs in patients with advanced solid tumors including bladder, melanoma and renal cell carcinoma. At the moment, this study is on hold as we await updates and next steps from Roswell Park.

In 2018, we completed production of two commercial-size batches of more than 16,000 vials of Ampligen, following its “Fill & Finish” at Jubilant HollisterStier, the Contract Manufacturing Organization. These lots passed all required testing for regulatory release for human use and are being used for multiple programs including the treatment of ME/CFS, the pancreatic cancer EAP in the Netherlands, and will continue to be used for ongoing and future clinical studies in oncology. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials. Additionally, in December 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our existing fill and finish capacity.

Alferon N Injection®

Alferon N Injection is the registered trademark for our injectable formulation of natural alpha interferon. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. and Argentina for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Alferon is also approved in Argentina for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferons. Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”). According to the CDC, HPV is the most common sexually transmitted infection, with approximately 79 million Americans — most in their late teens and early 20s — infected with HPV. In fact, the CDC states that “HPV is so common that nearly all sexually active men and women get the virus at some point in their lives.” Although they do not usually result in death, genital warts commonly recur, causing significant morbidity and entail substantial health care costs.

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

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

As of December 31, 2020, we had 43 patents worldwide with 10 additional pending patent applications comprising our intellectual property. Please see “Note 5: Patents, Trademark Rights and Other Intangibles (FASB ASC 350 General Intangibles Other than Goodwill)” under Notes to Consolidated Financial Statements for more information on these patents. We continually review our patents’ rights to determine whether they have continuing value.

In February 2020, we filed three provisional patent applications related to Ampligen in our efforts toward joining the global health community in the fight against SARS-CoV-2. These include: 1) Ampligen as a therapy and prophylaxis for COVID-19; 2) Ampligen as part of a proposed intranasal universal coronavirus vaccine; and 3) a high-volume manufacturing process for Ampligen.

In 2016, we received a new Ampligen composition of matter patent in the US (#9,315,538). In 2015, we were granted a new composition of matter patent (#2340307) by the European Patent Office and we received twenty-eight new patents in various EU countries. In 2014, we were granted a new composition of matter patent in the United States (#8722874) covering Ampligen formulations.

The Ampligen U.S. CFS treatment patent (#6130206) expired October 10, 2017 (we believe that the expiration of this patent will have minimal impact on us; see details on U.S. #9315538, U.S. #8722874 and the information from the FDA has granted “orphan drug status” to the drug for CFS below). Our U.S. Ampligen Trademark (#73617687) has been renewed through December 6, 2028. New therapeutic use patent applications are pending. On May 13, 2014, the United States Patent Office issued patent U.S. #8722874 titled “Double-Stranded Ribonucleic Acids with Rugged Physiochemical Structure and Highly Specific Biologic Activity,” with all rights assigned to us. The patent claims a novel form of rugged dsRNA. Rugged dsRNA are nucleic acids with a unique composition and physical characteristic identified with high specificity of binding to Toll-Like Receptor 3 (TLR3), thereby conveying an important range of therapeutic opportunities. The newly discovered form of dsRNA has increased bioactivity and binding affinity to the TLR 3 receptor because of its reduced tendency to form branched dsRNA which can inhibit receptor binding. Pharmaceutical formulations containing the newly discovered nucleic acid as active ingredients and methods of treatment with those formulations are also described in the issued patent. We believe that the issuance of U.S. Patents #9315538 and #8722874 will help ensure that we retain patent protection for novel formulations of Ampligen products until at least 2029.

In September 2015, the European Patent Office granted the European version of U.S. Patent #9315538, with all rights assigned to us.

In addition to our patent rights relating to Ampligen, the FDA has granted “orphan drug status” to the drug for CFS, HIV/AIDS, renal cell carcinoma, pancreatic cancer, and malignant melanoma. Orphan drug status grants us protection against the potential subsequent approval of other sponsors’ versions of the drug for these uses for a period of seven years following FDA approval of Ampligen for each of these designated uses. The first NDA approval for Ampligen as a new chemical entity will also qualify for four or five years of non-patent exclusivity during which abbreviated new drug applications seeking approval to market generic versions of the drug cannot be submitted to the FDA. (See “Government Regulation” below.)

In May 2011, a new United States Patent #7943147 was granted for the use of Ampligen as a vaccine adjuvant for use with seasonal influenza vaccine to induce an enhanced immune response against H5N1 avian influenza.

With respect to Alferon, the composition is a complex mixture of natural interferon species that is manufactured from human leukocytes obtained from human blood donors. In addition, while it is the current standard by the FDA to treat biological drug products like interferon as “Well Characterized” biologics, a process for which chemical entities can have their identity, purity, impurities, potency, and quality controlled by chemical testing, Alferon, as a natural interferon, does not lend itself well to such testing. Moreover, FDA continues to require that each lot of Alferon we produce be tested and released by the FDA before it can be distributed for commercial sales. Because of the complexity of the Alferon manufacturing process and these additional regulatory requirements, we believe that potential manufacturers of generic, or so-called “bio-similar,” drug products are focused on developing recombinant interferon products, rather than natural interferon products. For these reasons, we believe that not having patent protection should have no or little impact on us. Additionally, at the receipt of the FDA certification for the revised Alferon manufacturing process and techniques in New Brunswick, NJ, it is our intention to file for additional patent protection.

RESEARCH AND DEVELOPMENT (“R&D”)

Our general focus during the past several fiscal years has been on the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of immune-based disorders including cancer and CFS. While we have previously estimated milestone dates when significant progress could be reported, the reality of the ongoing SARS-CoV-2 pandemic could mean the re-direction of resources away from ongoing clinical trials and toward the research and development of potential treatments for the coronavirus. In this regard, we have widened our focus to include research and development of potential therapeutic applications for the treatment of COVID-19, including the long-term effects of COVID-19.

Cancer

We have been working with the University of Pittsburgh’s chemokine modulation research initiative which includes the use of Ampligen as a potential adjuvant to modify the tumor microenvironment (TME) with the goal of increasing anti-tumor responses to check point inhibitors (CPI). As part of this collaboration, we haves supplied Ampligen (rintatolimod) to the University. The study, under the leadership of Robert P. Edwards, MD, chair of gynecologic services at Magee-Women’s Hospital of the University of Pittsburgh School of Medicine, and Professor of Surgery Pawel Kalinski, M.D., Ph.D., at Roswell Park, Buffalo, N.Y., involved the chemokine modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of 2017, Dr. Kalinski relocated to Roswell Park in Buffalo, NY and has established a cancer program which will continue to require a supply of Ampligen.

In October 2018, we signed a clinical trial agreement with Roswell Park to evaluate Ampligen in combination with checkpoint inhibitors (CPIs). The Phase IIa clinical trial will evaluate the immune-mediated effects of cytokine modulation in combination with CPIs in patients with primary resistance to CPI therapy. The protocol will seek to evaluate the combination of Ampligen and CPIs in patients with advanced urothelial carcinoma, renal cell carcinoma and melanoma. Ampligen is our investigational immune-enhancing TLR3 agonist that has demonstrated a robust anti-cancer effect in preclinical models when combined with CPIs. This new agreement expands the extensive prior clinical and preclinical work into the clinical checkpoint blockade arena and offers the opportunity to begin evaluation of this combination therapy in patients with a variety of solid tumors where large numbers of patients do not respond or progress following treatment with standard CPI-based therapy. At the moment, this study is on hold as we await updates and next steps from Roswell Park.

Currently, six Ampligen clinical trials are underway at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors:

●	Advanced Recurrent Ovarian Cancer - Phase 1 / 2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer; Phase 1 portion establishes intraperitoneal safety. Awaiting publication of Phase I results. https://clinicaltrials.gov/ct2/show/NCT02432378

●	Advanced Recurrent Ovarian Cancer - A follow-up Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. https://clinicaltrials.gov/ct2/show/NCT03734692

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 2 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. All patients have been treated or are in treatment. https://www.clinicaltrials.gov/ct2/show/NCT03599453

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as component of chemokine modulatory regimen on colorectal cancer metastatic to liver; the majority of the 12 planned patients enrolled and treated. https://clinicaltrials.gov/ct2/show/NCT03403634

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization; the objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy; the goal of this approach is to increase survival. This study is recruiting patients designed for up to 24 patients. https://clinicaltrials.gov/ct2/show/NCT04081389

Six Ampligen clinical trials are planned for initiation in 2021:

●	Brain-Metastatic Breast Cancer — Phase 2 study to assess the effectiveness of a three-pronged strategy combining distinct immunotherapy approaches, including Ampligen. Roswell Park and Moffitt Cancer Center have both received “Breakthrough Awards” from the U.S. Department of Defense (DOD). Together, these separate but parallel proposed clinical trials are receiving approximately $15 million in DOD funding to study Ampligen. Roswell Park is currently working on its draft of the IND, which its study and Moffitt’s study require before next steps can be taken.

●	Stage 4 Refractory Metastatic Colorectal Carcinoma — Phase 2 study that will evaluate Ampligen in combination with pembrolizumab in refractory metastatic colorectal carcinoma at Roswell Park. Up to 25 patients to be enrolled. This is expected to be funded by grants, testing Ampligen and pembrolizumab. See: https://www.clinicaltrials.gov/show/NCT04119830

●	Refractory Melanoma — Phase 2 study that will evaluate polarized dendritic cell vaccine, interferon alpha-2, Ampligen and celecoxib for the treatment of HLA-A2+ refractory melanoma at Roswell Park. Up to 24 patients to be enrolled. See: https://www.clinicaltrials.gov/show/NCT04093323

●	Stage 4 Urothelial, Melanoma and Renal Cell Carcinoma — Phase 2 study of advanced urothelial (bladder), melanoma and renal cell carcinoma, resistant to checkpoint blockade, that will evaluate Ampligen in combination with a checkpoint blockade therapy at Roswell Park. Protocol design and funding currently being finalized.

●	Non-Small Cell Lung Cancer — First-line therapy for non-small cell lung cancer with SOC chemotherapy that will evaluate Ampligen in combination with pembrolizumab at University of Nebraska Medical Center. Dr. V. Ernani, PI. Study design and budget being developed. However, we now anticipate an extended delay, as other studies with funding have moved ahead of the Ampligen project. Roswell Park is exploring a pilot study to establish proof of concept.

●	Advanced Pancreatic Cancer — Phase 2 study in advanced pancreatic cancer using checkpoint blockade plus Ampligen at University of Nebraska Medical Center and Erasmus University. Protocol and budget being developed. This proposed study may be based on data from our Dutch EAP (see below) and UNMC animal experiment showing synergy between Ampligen and checkpoint therapy. A second confirmatory animal trial has been completed; while it did not replicate the previous survival results, it did demonstrate a significant anti-tumor effect.

In addition, the National Cancer Institute awarded $14.5 million to Roswell Park to study Ampligen as part of five Roswell Park-led chemokine modulation clinical trials in melanoma, colorectal and ovarian cancers.

In January 2017, the EAP through our agreement with myTomorrows designed to enable access of Ampligen to ME/CFS patients was extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. In February 2018, the agreement with myTomorrows was extended to cover Canada to treat pancreatic cancer patients, pending government approval. There have been no physician requests to date that would cause the program to move forward with the approval process.

As of the date of this Report, 42 pancreatic cancer patients have received treatment with Ampligen immuno-oncology therapy under the EAP program at Erasmus MC in the Netherlands. Supervised by Prof. Casper van Eijck, MD, the team at Erasmus MC found a statistically significantly positive survival benefit when using Ampligen in patients with locally advanced/metastatic pancreatic cancer after systemic chemotherapy. We will work with our Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track” and possibly even FDA “breakthrough” designations and to obtain IND authorizations to conduct a follow-up pancreatic cancer Phase 2/3 clinical trial with sites in the Netherlands at Erasmus MC under Prof. van Eijck, and also at major cancer research centers in the United States. Additionally:

●	In December 2020, the FDA granted Ampligen Orphan Drug Designation status for the treatment of pancreatic cancer. The Orphan Drug Designation program provides orphan status to drugs and biologics which are defined as those intended for the treatment, prevention or diagnosis of a rare disease or condition, which is one that affects less than 200,000 persons in the United States or meets cost recovery provisions of the act. The status helps incentivize the treatment of therapies to treat unmet medical needs by providing a company with seven years of exclusivity rights once a drug reaches market.
●	In February 2021, our subsidiary, NV Hemispherx Biopharma Europe, received formal notification from the European Commission (EC) approving the Orphan Medicinal Product Application for Ampligen as a treatment for pancreatic cancer. Orphan products, once commercially approved in the European Union (EU), receive benefits including up to ten years of protection from market competition from similar medicines with similar active component and indication for use that are not shown to be clinically superior.

In September, we reported receipt of statistically significant results of positive survival benefit when using Ampligen in patients with locally advanced/metastatic pancreatic cancer after systemic chemotherapy versus matched historical controls.

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

In October 2016, an analysis of a subset of CFS patients from the AMP-516 Phase 3 study was performed and presented at the IACFS/ME annual meeting in Fort Lauderdale, FL. The ITT Population (n=208) was separated into two subsets based primarily on baseline CFS symptom duration (2-8 years (n=75) and <2 years plus >8 years (n=133)). Responder analyses of the ITT Population and both subsets were performed. Responder analyses of Ampligen vs. placebo patients improving ET duration from baseline by ≥25% shows over twice the percentage of patients with clinical enhancement in ET effect in the Ampligen cohort compared to placebo for the 2-8-year subset vs. the ITT population. This subset may assist in the design of future clinical studies of Ampligen in the treatment for ME/CFS patients.

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

In June of 2020, we filed a provisional patent application for, among other discoveries, the use of Ampligen as a potential early-onset therapy for the treatment of COVID-19 induced chronic fatigue.

Many survivors of the first SARS-CoV-1 epidemic in 2003 continued to report chronic fatigue, difficulty sleeping and shortness of breath months after recovering from the acute illness. “After one year, 17% of patients had not returned to work and 9% more had not returned to their pre-SARS work levels” (Simmaron Research). Now there is increasing evidence that patients with COVID-19 can develop a similar, ME/CFS-like illness. These patients are commonly referred to as “Long Haulers.” http://simmaronresearch.com/2020/04/will-covid-19-leave-an-explosion-of-me-cfs-cases-in-its-wake/

In October 2020, we received Institutional Review Board (IRB) approval for the expansion of the AMP-511 Expanded Access Program (EAP) clinical trial for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms.

On November 2, 2020, we announced the publication of statistically significant data detailing how Ampligen could have a considerable positive impact on people living with ME/CFS when administered in the early stages of the disease. The data were published in PLOS ONE, a peer-reviewed open access scientific journal published by the Public Library of Science. AIM researchers found that the TLR3 agonist Ampligen substantially improved physical performance in a subset of ME/CFS patients.

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

We compared key transcription regulatory sequences of SARS-CoV-1 to SARS-CoV-2 and found significant similarities, suggesting highly probable extension of the antiviral effects of Ampligen in the earlier NIH-contracted SARS experiments to COVID-19.

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

In February 2020, we filed three provisional patent applications related to Ampligen in our efforts toward joining the global health community in the fight against the deadly coronavirus (See: https://aimimmuno.com/press-release/aim-immunotech-files-provisional-patent-application-for-the-use-of-ampligenr-as-a-potential-therapy-for-covid-19-induced-chronic- fatigue/). Our three provisional patent applications include: 1) Ampligen as a therapy for the coronavirus; 2) Ampligen as part of a proposed intranasal universal coronavirus vaccine that combines Ampligen with inactivated coronavirus, conveying immunity and cross-protection and; 3) a high-volume manufacturing process for Ampligen. Under the Patent Cooperation Treaty of 1970, which provides international protections for patents, these three provisional patent applications were converted in to two international patent applications based on the date of their filings.

In early April 2020, we entered into a Material Transfer Agreement (MTA) with Shenzhen Smoore Technologies located in Shenzhen China, the world’s largest manufacturer of inhalation devices. Pursuant to this agreement, Smoore has agreed to run preliminary tests in China to the efficacy of Smoore’s inhalation delivery device using Ampligen. Initial testing will include evaluation of Ampligen with regards to safety and characterization of the inhaler vapor properties. Additional testing will study the particle size of various Ampligen concentrations in aqueous solutions obtainable using Smoore’s technology. The goal of these studies is to establish a reproducible method to obtain an Ampligen-containing atomized mist that can deliver biologically active Ampligen deep into the lung airways of humans. There have been delays related to importing Ampligen to China. We are working with Smoore to alleviate these issues and to identify a mutually beneficial course of action that would allow us to move forward with the proposed testing of Ampligen. We will announce when the shipment for testing purposes has been completed. The MTA with Smoore expires on April 1, 2021, with the possibility of continued cooperation between us and Smoore under ongoing consideration.

On August 6, 2020, we contracted Amarex Clinical Research LLC (“Amarex”) to act as our Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. We anticipate conducting the Phase I study using the Centre for Human Drug Research (CHDR) in The Netherlands. Amarex is expected to help provide monitoring support. For the subsequent Phase II/III studies we expected to incur clinical trial costs of up to $4-5 million. We expect that Phase I will consist of 40 test subjects and cost about $1 million.

In March 2020, the Japanese National Institute of Infectious Diseases (“NIID”) initiated preliminary laboratory testing of Ampligen as a potential treatment for COVID-19. On July 1, 2020, we entered into a trilateral material transfer and research agreement with the NIID and Shionogi & Co., Ltd. (“Shionogi”), one of Japan’s premier pharma companies, to test the Company’s drug Ampligen as a potential vaccine adjuvant for COVID-19. Per this agreement, the details of all preclinical and clinical results will remain confidential until released by NIID and Shionogi. The Company was notified by Shionogi on November 17, 2020 that Shionogi intends to utilize a TLR agonist other than AIM’s Ampligen as Shionogi’s designated adjuvant in its ongoing efforts to develop a potential Shionogi vaccine for COVID-19.

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

In addition, we joined with ChinaGoAbroad (CGA) to facilitate the entry of Ampligen into the People’s Republic of China (PRC) for use as a prophylactic/early-onset therapeutic against COVID-19. CGA is a member-based online information platform and offline advisory firm serving to facilitate two-way international transactions relating to the PRC in collaboration with the China Overseas Development Association (CODA). The relationship with ChinaGoAbroad is ongoing.

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

On July 6, 2020, we entered into a clinical trial agreement with Roswell Park pursuant to which Roswell Park will conduct a Phase 1/2a trial of Ampligen (rintatolimod) in combination with interferon alfa, in cancer patients with COVID-19, the disease caused by the SARS-CoV-2 coronavirus. We and the National Cancer Institute are supporting this trial. We reported in September 2020 that recruitment in the trial had begun. See: clinicaltrials.gov/NCT04379518. On November 25, 2020, the first patient in the study had been enrolled and treated.

We also entered into a material transfer agreement with the University of Rochester for a series of in vitro experiments to test the direct antiviral activity of Ampligen on SARS-CoV-2, as well as the mechanism of action. They are currently engaged in experiments with multiple cell lines as they work to establish the study model system. We also entered into a specialized services agreement with Utah State University and have supplied Ampligen to support the University’s Institute for Viral Research in its research into SARS-CoV-2. The Utah State results show that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels.

On October 6, 2020, we received Institutional Review Board (IRB) approval for the expansion of the AMP-511 Expanded Access Program (EAP) clinical trial for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) to include patients previously diagnosed with SARS-CoV-2, but who still demonstrate chronic fatigue-like symptoms. Patients in the trial are treated with our flagship pipeline drug Ampligen. On January 6, 2021, we commenced with the treatment of the first previously diagnosed COVID-19 patient with long-COVID symptoms in the AMP-511 study.

On November 29, 2020, we entered into a Material Transfer and Research Agreement with Leyden Laboratories, B.V., (“Leyden Lab”) to facilitate two proposed studies/research projects:

●	An assessment of protective potential of intranasal administration of Ampligen in SARS-CoV-2 Syrian hamster challenge model; and

●	An assessment of protective potential of intranasal Ampligen in lethal influenza mouse challenge model.

On January 11, 2021, we entered into a Sponsor Agreement with the Centre for Human Drug Research (CHDR), a foundation located in the Leiden in the Netherlands, to manage a proposed Phase 1 randomized, double-blind study to evaluate the safety and activity of repeated intranasal administration of Ampligen. In February 2021, the Ethics Committee in the Netherlands issued its approval for commencement of the study. The current study plans call for the enrollment of eight healthy subjects in each of four Ampligen treatment groups and eight placebo subjects, for a total of 40 healthy subjects. This will assess the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. The subjects will receive intranasal dosing every other day for 13 days, for a total of seven doses each. We are funding the clinical study. We consider such a study to be an important part of our ongoing efforts to develop an intranasal COVID-19 treatment.

Other Diseases

In Europe, the EMA has approved the Orphan Medicinal Products Designation for rintatolimod (Ampligen) as a potential treatment of Ebola virus disease and for Alferon N Injection, also known as interferon alfa-n3, as a potential treatment of MERS.

We concluded our series of collaborations designed to determine the potential effectiveness of Ampligen and Alferon N as potential preventative and/or therapeutic treatments for Ebola related disorders. Although we believe that the threat of both MERS and Ebola globally may reemerge in the future, it appears that the spread of these disorders has somewhat diminished. As a result, we have elected to focus our research and development efforts on other areas at this time.

MANUFACTURING

The Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) in Argentina approved Ampligen for commercial distribution for the treatment of Chronic Fatigue Syndrome (CFS) in 2016. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina See “Our Products; Ampligen” above.

Jubilant HollisterStier (Jubilant) is our authorized CMO for Ampligen for our approval in Argentina. Since the 2017 engagement of Jubilant to manufacture Ampligen, two lots of Ampligen consisting of more than 16,000 units have been manufactured and released in year 2018. The first lot was designated for human use in the US in the cost recovery CFS program and for expanded oncology clinical trials. The second lot has been designated for these programs in addition to commercial distribution in Argentina for the treatment of CFS. The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials.

In December 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce the drug Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our existing fill and finish capacity.

Alferon is approved by the FDA for commercial sales in the US for the treatment of genital warts. It is also approved by ANMAT in Argentina for commercial sales for the treatment of genital warts and in patients who are refractory to treatment with recombinant interferons.

Commercial sales of Alferon in the United States will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While our facility is approved by the FDA under the Biologics License Application (“BLA”) for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. We will also need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online.

We have reviewed our operations at the facility and believe that some of the equipment most likely should be upgraded to realize greater efficiencies, when and if we require more API than is currently in storage. We are also exploring engaging a Contract Manufacturing Organization (“CMO”) to produce API. While we believe we have sufficient API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations.

Licensing/Collaborations/Joint Ventures

To maximize the availability of Ampligen to patients on a worldwide basis, we have embarked on a strategy to license the product and/or to collaborate and/or create a joint venture with companies that have the demonstrated capabilities and commitment to successfully gain approval and commercialize Ampligen in their respective territories of the world. Ideal partners would have the following characteristics: well established global and regional experience and coverage, robust commercial infrastructure, strong track record of successful development and registration of in-licensed products, as well as a therapeutic area fit (ME/CFS, immuno-oncology, etc.).

MARKETING/DISTRIBUTION

In May 2016, we entered into a five-year exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries. See “Our Products; Ampligen” above.

In January 2017, the ANMAT granted a five-year extension to a previous approval to sell and distribute Alferon N Injection (under the brand name “Naturaferon”) in Argentina. This extends the approval until 2022. In February 2013, we received the ANMAT approval for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon, with Naturaferon in Argentina.

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

In December 2020, we entered into a signed Letter of Agreement with myTomorrows for the delivery of Ampligen for the treatment of up to 16 pancreatic cancer patients.

In August 2017, we extended our agreement with Asembia LLC, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection throughout the United States. We are currently exploring an expansion of this relationship.

COMPETITION

The major pharmaceutical competitors for Ampligen include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. When we recommence sales of Alferon N Injection, it will compete with Intron® A, an injectable from Merck & Co.

GOVERNMENT REGULATION

Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of Alferon products and our ongoing research and product development activities. Ampligen and other products developed from the ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, new drug products for humans are subject to rigorous pre-clinical and clinical testing as a condition for clearance by the FDA and by similar authorities in foreign countries. The process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has and will continue to require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by us and our ability to receive product or royalty revenue. We have received Orphan Drug designation for certain therapeutic indications, which we believe might under certain conditions help to accelerate the process of drug development and commercialization. Alferon N Injection is only approved for use in intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection for other applications requires regulatory approval.

We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances, including infectious disease agents, used in connection with our research work.

For more information about the current status of Alferon N Injection and Ampligen, please see “Our Products” above.

HUMAN CAPITAL

As of December 31, 2020, we had personnel consisting of twenty-one (21) full-time employees and two (2) part-time employees. Five (5) of the combined personnel are engaged in our research, development, clinical, and manufacturing effort with eighteen (18) performing regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees.

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

Risks Associated with Our Business

The COVID-19 coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was first reported in China. The coronavirus has since become a worldwide pandemic, with more than 123 million global cases and approximately 2.7 million total deaths, as of March 12, 2021. As the pandemic continues, we could very well experience disruptions that could severely impact our business and clinical trials, including:

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

The global outbreak of the COVID-19 coronavirus is ongoing. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 coronavirus could force the closure of our offices and require workers to work from home.

As of the date of this report, due to the importance of our COVID-19 work, our offices are open. The current pandemic could lead to the complete or partial closure of one or more of our offices, or otherwise result in significant disruptions to our business and operations. Such events could materially and adversely impact our operations. In addition, we may permit employees to work remotely in certain cases and such policies may remain in place for an indeterminate amount of time or may be made mandatory by relevant government authorities. There can be no assurance that our technological systems or infrastructure is or will be equipped to facilitate effective remote working arrangements for our employees.

We may require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2020, we had approximately $54,378,000 in cash, cash equivalents and marketable securities. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. At present we do not generate any material revenues from our operations and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies.

Given our current focus on Ampligen and the high-cost estimates to bring our facility back online, should we focus on our facility, we will need to allocate sufficient funds to finance the revalidation process to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. We also will need to allocate capital to eventually commercialize and sell Ampligen and/or recommence and increase sales of Alferon N Injection or our other products. We have reviewed our operations at our New Brunswick facility and believe that some of the equipment most likely should be upgraded to realize greater efficiencies, when and if we require more API than is currently in storage. We are also exploring engaging a Contract Manufacturing Organization (“CMO”) to produce API. While we believe we have sufficient API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations.

We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. If our funds are not adequate, and we are subsequently unable to obtain additional funding, through joint venturing, sales of securities and/or otherwise, our ability to develop our products, commercially produce inventory or continue our operations may be materially adversely affected.

We may continue to incur substantial losses and our future profitability is uncertain.

As of December 31, 2020, our accumulated deficit was approximately $342,605,000. As with many biotechnology companies we have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval in a timely manner, or at all, our operations will be materially harmed and our stock adversely affected.

While we have received regulatory approval for the commercialization of Ampligen in Argentina (pending additional release testing and subsequent steps), all of our drugs and associated technologies, other than Alferon N Injection, are investigational in the U.S. and must receive prior regulatory approval by appropriate regulatory authorities for commercial distribution and sale and are currently legally available only through clinical trials in the U.S. with specified disorders. At present, Alferon N Injection is approved for the intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection for other indications will require regulatory approval in the U.S. and abroad.

Our products, including Ampligen, are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the FDA in the U.S., the Health Protection Branch (“HPB”) of Canada, the Agency for the European Medicines Agency (“EMA”) in Europe and the Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”) in Argentina. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen will ultimately be demonstrated to be safe and efficacious. While Ampligen is authorized for use in clinical trials in the U.S., we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. In addition, although Ampligen has been authorized by the FDA for treatment use under certain conditions, including provision for cost recovery, there can be no assurance that such authorization will continue in effect.

While we received approval of our Argentinian NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen) in the Argentine Republic for the treatment of severe ME/CFS, ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. There are a number of additional actions that must occur before we would be able to commence commercial sales in Argentina. For example, Ampligen is still in the process of release testing the product that has already been sent.

The FDA’s regulatory review and approval process is extensive, lengthy, expensive and inherently uncertain. To receive approval for a product candidate, we must, among other things, demonstrate to the FDA’s satisfaction with substantial evidence from well-controlled pre-clinical and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Before we can sell Ampligen for any use, or promote Alferon for any use other than as Alferon N Injection for treatment of refractory or recurring genital warts, we will need to file the appropriate NDA with the FDA in the U.S. and the appropriate regulatory agency outside of the U.S. where we intend to market and sell such products. At present the only NDA we have filed with the FDA is the NDA for the use of Ampligen to treat CFS. The FDA issued a Complete Response Letter (“CRL”) in February 2013 for this NDA and provided recommendations to address certain outstanding issues before they could approve Ampligen for Commercial Sales. The Agency stated that the submitted data do not provide substantial evidence of efficacy of Ampligen for the treatment of CFS and that the data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data. The FDA indicated that we needed to conduct additional work. Therefore, ultimate FDA approval, if any, may be delayed indefinitely and may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict if or when we might receive regulatory approval for the use of Ampligen to treat CFS or for the use of any other products. Even if regulatory approval from the FDA is received for the use of Ampligen to treat CFS or eventually, for the use of any other product, any approvals that we obtain could contain significant limitations in the form of narrow indications, patient populations, warnings, precautions or contra-indications or other conditions of use, or the requirement that we implement a risk evaluation and mitigation strategy. In such an event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

If we are unable to gain necessary FDA approvals related to Ampligen and Alferon on a timely basis, or we are unable to generate the additional data, successfully complete inspections or obtain approvals as required by the FDA on a timely manner, or at all, or determine that any of our clinical studies are not cost/justified to undertake or if, for that or any other reason, Ampligen, Alferon or one of our other products or production processes do not receive necessary regulatory approval in the U.S. or elsewhere, our operations most likely will be materially and/or adversely affected.

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

We may be subject to product liability claims from the use of Ampligen, Alferon N Injection, or other of our products which could negatively affect our future operations. We have limited product liability and clinical trial insurance.

We maintain a limited amount of Products Liability and Clinical Trial insurance coverage world-wide for Ampligen and Alferon due to the minimal amount of historical loss claims regarding these products in the marketplace. Any claims against our products, Ampligen and Alferon N Injection, could have a materially adverse effect on our business and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of Ampligen, Alferon N Injection or other of our products results in adverse effects. This liability might result from claims made directly by patients, hospitals, clinics or other consumers, or by pharmaceutical companies or others manufacturing these products on our behalf. Our future operations may be negatively affected from the litigation costs, settlement expenses and lost product sales inherent to these claims. While we will continue to attempt to take appropriate precautions, we cannot assure that we will avoid significant product liability exposure.

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

Risks Associated with Our Products

In addition to the risks disclosed above, the development of Ampligen is subject to a number of significant risks. Ampligen may be found to be ineffective or to have adverse side effects, fail to receive necessary regulatory clearances, be difficult to manufacture on a commercial scale, be uneconomical to market or be precluded from commercialization by proprietary right of third parties. Our investigational products are in various stages of clinical and pre-clinical development and require further clinical studies and appropriate regulatory approval processes before any such products can be marketed. We do not know when, if ever, Ampligen or our other products will be generally available for commercial sale for any indication. Generally, only a small percentage of potential therapeutic products are eventually approved by the FDA for commercial sale.

To the extent that we are required by the FDA, pursuant to the Ampligen NDA, to conduct additional studies and take additional actions, approval of any applications that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

If approved, one or more of the potential side effects of the drug might deter usage of Ampligen in certain clinical situations and, therefore, could adversely affect potential revenues and physician/patient acceptability of our product.

Alferon N Injection. Although Alferon N Injection is approved for marketing in the United States for intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, to date it has not been approved for other indications.

Possible side effects from the use of Ampligen or Alferon N Injection could adversely affect potential revenues and physician/patient acceptability of our product.

Ampligen. We believe that Ampligen has been generally well tolerated with a low incidence of clinical toxicity, particularly given the severely debilitating or life-threatening diseases that have been treated. A mild flushing reaction has been observed in approximately 15-20% of patients treated in our various studies. This reaction is occasionally accompanied by a rapid heartbeat, a tightness of the chest, urticaria (swelling of the skin), anxiety, shortness of breath, subjective reports of “feeling hot”, sweating and nausea. The reaction is usually infusion-rate related and can generally be controlled by reducing the rate of infusion. Other adverse side effects include liver enzyme level elevations, diarrhea, itching, asthma, low blood pressure, photophobia, rash, visual disturbances, slow or irregular heart rate, decreases in platelets and white blood cell counts, anemia, dizziness, confusion, elevation of kidney function tests, occasional temporary hair loss and various flu-like symptoms, including fever, chills, fatigue, muscular aches, joint pains, headaches, nausea and vomiting. These flu-like side effects typically subside within several months.

The FDA in its February 1, 2013 CRL, provided recommendations to address certain outstanding issues before they could approve Ampligen for Commercial Sales. The Agency stated that the submitted data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data.

If approved, one or more of the potential side effects of the drug might deter usage of Ampligen in certain clinical situations and therefore, could adversely affect potential revenues and physician/patient acceptability of our product.

Alferon N Injection. At present, Alferon N Injection is approved for the intralesional (within the lesion) treatment of refractory or recurring external genital warts in adults. In clinical trials conducted for the treatment of genital warts with Alferon N Injection, patients did not experience serious side effects; however, there can be no assurance that unexpected or unacceptable side effects will not be found in the future for this use or other potential uses of Alferon N Injection which could threaten or limit such product’s usefulness.

Risks Related to our activities associated with Ampligen’s potential effectiveness as a treatment for SARS-CoV-2

It is not possible to predict the future of the ongoing SARS-CoV-2 global pandemic or the development of potential treatments. No assurance can be given that Ampligen will aid in or be applied to the treatment of this virus.

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

Operating in foreign countries carries with it many risks.

Some of our studies are being conducted in the Netherlands and we may conduct other studies and or we may enter into agreements such as supply agreements. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential foreign operations will not be adversely affected by these risks.

Risks Associated with Our Intellectual Property

We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.

We need to preserve and acquire enforceable patents covering the use of Ampligen for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen for such disease. We obtained all rights to Alferon N Injection, and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases once we have had a successful FDA Pre Approval Inspection. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our experimental drug, Ampligen. We also have been issued a patent which affords protection on the use of Ampligen in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen as a sole treatment for any of the cancers which we have sought to target. For more information on Patents, please see PART I, Item 1 – “Business; Patents”.

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

Risks Associated with Our R&D

Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed above in “Our Products”, we cannot predict what additional studies and/or additional testing or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products. As of December 31, 2020, we had approximately $54,378,000 in Cash, Cash Equivalents and Marketable Securities inclusive of Marketable Securities. Please see “We may require additional financing which may not be available” above.

Risks Associated with Our Manufacturing

Our Alferon N Injection Commercial Sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon, our operations most likely will be materially and/or adversely affected.

While our facility is FDA approved under the BLA by the FDA for Alferon, this status will need to be reaffirmed upon the completion of the facility’s upgrades for Alferon. We cannot provide any guarantee that the facility will necessarily pass an FDA pre-approval inspection for Ampligen or Alferon manufacture, which are conducted in separately dedicated areas within the overall New Brunswick manufacturing complex. We have reviewed our operations at the facility and believe that some of the equipment most likely should be upgraded to realize greater efficiencies, when and if we require more API than is currently in storage. We are also exploring engaging a Contract Manufacturing Organization (“CMO”) to produce API.

If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory or contract with a CMO, our operations most likely will be materially and/or adversely affected. For more information on Alferon N Injection regarding potential commercial sales, please see PART I, Item 1 - “Business; Manufacturing”.

There are no long-term agreements with suppliers of required materials and services for Ampligen and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen.

A number of essential raw materials are used in the production of Ampligen as well as packaging materials utilized in the fill and finish process. We do not have, but continue to work toward having, long-term agreements for the supply of such materials, when possible. There can be no assurance we can enter into long-term supply agreements covering essential materials on commercially reasonable terms, if at all.

There are a limited number of suppliers in the United States and abroad available to provide the raw and packaging materials/reagents for use in manufacturing Ampligen and Alferon. At present, we do not have any agreements with third parties for the supply of any of these materials or we are relying on a limited source of reagent suppliers necessary for the manufacture of Alferon. Jubilant Hollister-Stier LLC has manufactured batches of Ampligen for us pursuant to purchase orders. We anticipate that additional orders will be placed upon approved quotes and purchase orders provided by us to Jubilant. On December 22, 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce the drug Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our existing fill and finish capacity. If we are unable to place adequate acceptable purchase orders with Jubilant or Pii in the future at acceptable prices upon acceptable terms, we will need to find another manufacturer. If we need to find another contract manufacturer to produce Ampligen, it would create a significant delay and expense to get the manufacturer up and running. The costs and availability of products and materials we would need for the production of Ampligen are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

While we have produced limited quantities of active pharmaceutical ingredients (“API”) for our products in our New Brunswick, NJ facility, we have reviewed our operations at the facility and believe that some of the equipment most likely should be upgraded to realize greater efficiencies, when and if we require more API than is currently in storage. We are also exploring engaging a Contract Manufacturing Organization (“CMO”) to produce API. While we believe we have sufficient API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. Currently, the Alferon manufacturing process is on hold and there is no definitive timetable to have the facility back online. If we are unable to acquire FDA approvals related to the manufacturing process and/or final product of new Alferon inventory or contract with a CMO, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

If we are unable to obtain or manufacture the required materials/reagents, and/or procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Ampligen. The costs and availability of products and materials we need for the production of Ampligen are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen manufacturing, please see PART I, Item 1 - “Business; Our Products; Manufacturing” above.

There are a limited number of organizations in the United States available to provide the final manufacturing steps of formulation, fill, finish and packing sets for Alferon N Injection and Ampligen.

There are a limited number of organizations in the United States available to provide the final steps in the manufacturing for Alferon N Injection and Ampligen. To formulate, fill, finish and package our products (“fill and finish”), we require an FDA approved third party CMO.

In January 2017, we approved a quote and provided a purchase order with Jubilant Hollister-Stier LLC pursuant to which Jubilant manufactured batches of Ampligen for us. We anticipate that additional orders will be placed upon approved quotes and purchase orders provided by us to Jubilant. If we are unable to place adequate acceptable purchase orders with Jubilant in the future at acceptable prices upon acceptable terms our business would be materially and adversely affected. Please see the prior risk factor.

In December 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce the drug Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our existing fill and finish capacity.

Should there be an unanticipated delay in receiving new product or should we experience an unexpected demand for Ampligen, our ability to supply Ampligen most likely will be adversely affected. If we are unable to procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Alferon N Injection and/or Ampligen. The costs and availability of products and materials we need for the production of Ampligen and the commercial production of Alferon N Injection and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all. For more information on Ampligen and Alferon N Injection manufacturing, please see PART I, Item 1 - “Business; Our Products; Manufacturing” above.

There is no assurance that upon successful manufacture of a drug on a limited scale basis for investigational use will lead to a successful transition to commercial, large-scale production.

Changes in methods of manufacturing, including commercial scale-up, may affect the chemical structure of Ampligen and other RNA drugs, as well as their safety and efficacy. The transition from limited production of pre-clinical and clinical research quantities to production of commercial quantities of our products will involve distinct management and technical challenges and may require additional management, technical personnel and capital to the extent such manufacturing is not handled by third parties. While we believe that we could successfully upgrade our production capability at our New Brunswick, NJ facility in a commercial scale-up of Ampligen, there can be no assurance that our manufacturing will be successful or that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards, economically, and in commercial quantities, or successfully marketed.

We have limited manufacturing experience for Ampligen and Alferon. We may not be profitable unless we can produce Ampligen, Alferon or other products in commercial quantities at costs acceptable to us.

Ampligen has been produced to date in limited quantities for use in our clinical trials and Early Access Programs. In addition, in Argentina, Ampligen is still in the process of release testing the product that has already been sent. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. We believe that it will not be necessary to increase our current product plans to meet our production obligations. We believe, but cannot assure, that our enhancements to our manufacturing facilities will be adequate for our future needs for the production of our proposed products for large-scale commercialization. We intend to ramp up our existing facility and/or utilize third party facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to cGMP requirements or maintaining our BLA status. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for the production of our proposed products for large-scale commercialization or our long-term needs.

We have never produced Ampligen, Alferon or any other products in large commercial quantities. We must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. If we cannot manufacture commercial quantities of Ampligen and/or Alferon, or continue to maintain third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected. If and when the Ampligen NDA is approved, we may need to find an additional vendor to manufacture the product for commercial sales. Also, each production lot of Alferon N Injection is subject to FDA review and approval prior to releasing the lots to be sold. This review and approval process could take considerable time, which would delay our having product in inventory to sell, nor can we provide any assurance as to the receipt of FDA approval of our finished inventory product. There can be no assurances that the Ampligen and/or Alferon can be commercially produced at costs acceptable to us.

Risks Associated with Our Licensing/Collaborations/Joint Ventures

If we are unable to achieve licensing, collaboration and/or joint ventures, our marketing strategy for Ampligen will be part of the differing health care systems around the world along with the different marketing and distribution systems that are used to supply pharmaceutical products to those systems.

We have received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch.

The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA, for the treatment of CFS with the FDA.

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

Our commercialization strategy for Ampligen, if and when it is approved for marketing and sale by the FDA, may include licensing/co-marketing agreements utilizing the resources and capacities of a strategic partner(s). We continue to seek a world-wide marketing partner with the goal of having a relationship in place before approval is obtained. In parallel to partnering discussions, appropriate pre-marketing activities will be undertaken. It is our current intention to control manufacturing of Ampligen on a world-wide basis.

Our commercialization strategy for Alferon N Injection may include the utilization of internal functions and/or licensing/co-marketing agreements that would utilize the resources and capacities of one or more strategic partners. Accordingly, we have engaged Asembia, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection throughout the United States along with GP Pharm for both Ampligen and Alferon in Argentina along with other South American countries.

We cannot assure that our U.S. or foreign marketing strategy will be successful or that we will be able to establish future marketing or third party distribution agreements on terms acceptable to us, or that the cost of establishing these arrangements will not exceed any product revenues. Our inability to establish viable marketing and sales capabilities would most likely have a materially adverse effect on us. There can be no assurances that the approved Alferon N Injection product will be returned to prior sales levels.

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

Ampligen. our flagship product, Ampligen is being evaluated as a potential treatment for COVID-19, myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS) and COVID-induced CFS symptoms (“Long Haulers”); as well as multiple types of cancers. With regards to COVID-19, multiple global companies are actively working to develop therapies for COVID-19, including several companies which have successfully developed vaccines. It is possible that these or other companies may be developing therapies that are similar to that which we are attempting to develop, and could therefore develop them first. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than we do in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, The Health Protection Branch of the Canada Department of National Health and Welfare (HPB) and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for commercial sale with respect to treating CFS in the United States. The dominant competitors with drugs to treat disease indications which we plan to address include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen on the immune system, we cannot assure that we will be able to compete.

Alferon N Injection. Our competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Alferon N Injection currently competes with Merck’s injectable recombinant alpha interferon product (Intron® A) for the treatment of genital warts. In addition, other pharmaceutical firms offer self-administered topical cream, for the treatment of external genital and perianal warts such as Graceway Pharmaceuticals (Aldara®), Perrigo Company (Imiquimod Cream - Generic Equivalent to Aldara®), Watson Pharma (Condylox®) and MediGene (Veregen®). Alferon N Injection also competes with surgical, chemical, and other methods of treating genital warts. We cannot assess the impact products developed by our competitors, or advances in other methods of the treatment of genital warts, will have on the commercial viability of Alferon N Injection. If and when we obtain additional approvals of uses of this product, we expect to compete primarily on the basis of product performance. Our competitors have developed or may develop products (containing either alpha or beta interferon or other therapeutic compounds) or other treatment modalities for those uses. There can be no assurance that, if we are able to obtain regulatory approval of Alferon N Injection for the treatment of new indications, we will be able to achieve any significant penetration into those markets. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than Alferon N Injection. Currently, our wholesale price on a per unit basis of Alferon N Injection is higher than that of the competitive recombinant alpha and beta interferon products. Please see risk factor “We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents” above for additional information.

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

Risks Associated with an Investment in Our Common Stock:

The market price of our stock may be adversely affected by market volatility

The market price of our common stock has been and is likely to be volatile. This is especially true given the current significant instability in the financial markets, primarily caused by the COVID-19 coronavirus and the major adverse effects it has had and will continue to have on US and worldwide economies and markets. The market price of our stock has significantly increased over the past year, most likely due to our activities related to researching Ampligen’s effectiveness in treating SARS-CoV-2. Should our progress slow or results of testing or activities by others negatively impact our efforts, it is just as likely that our stock price will be significantly adversely affected, and in such case, investors could sustain substantial losses. In addition to the foregoing and, general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

●	announcements of the results of clinical trials by us or our competitors;

●	announcements of availability or projections of our products for commercial sale;

●	announcements of legal actions against us and/or settlements or verdicts adverse to us;

●	adverse reactions to products;

●	governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency comments regarding the safety or effectiveness of our products, or the adequacy of the procedures, facilities or controls employed in the manufacture of our products;

●	changes in U.S. or foreign regulatory policy during the period of product development;

●	developments in patent or other proprietary rights, including any third-party challenges of our intellectual property rights;

●	announcements of technological innovations by us or our competitors;

●	announcements of new products or new contracts by us or our competitors;

●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;

●	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;

●	conditions and trends in the pharmaceutical and other industries;

●	new accounting standards;

●	overall investment market fluctuation;

●	restatement of prior financial results;

●	notice of NYSE American non-compliance with requirements; and

●	occurrence of any of the risks described in these risk factors and the risk factors incorporated by reference herein.

Our common stock is listed for quotation on the NYSE American. For the year ended December 31, 2020, the trading price of our common stock has ranged from $0.56 to $6.10 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we completed a rights offering to our stockholders and certain option and warrant holders in March 2019, pursuant to which we issued Preferred stock convertible into an aggregate of 26,560,000 shares of common stock and warrants exercisable for up to an additional 26,560,000 shares of common stock. In September 2019 we sold 1,740,550 shares of our common stock and warrant exercisable for 16,037,170 shares of common stock. All of these shares of common stock, including shares issuable upon exercise of warrants, have been registered for public sale. In addition, we have registered securities for public sale pursuant to a universal shelf registration statement and we had been selling shares under this shelf registration statement. Since December 31, 2020, we have sold an aggregate of 5,655,731 shares under our equity distribution agreement with Maxim. As of the date of this report, we no longer have any equity distribution agreements.

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur as a result of our utilization of our shelf registration statement or otherwise could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock. Please see Item 7- “Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” in PART II.

Provisions of our Certificate of Incorporation and Delaware law could defer a change of our Management which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. On November 14, 2017, at the direction of the Board, we amended and restated the Rights Agreement between us and, American Stock Transfer & Trust Company, LLC, its current Rights Agent. Pursuant to the original Rights Agreement, our Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock to stockholders of record at the close of business on November 29, 2002. Each Right entitles the registered holder to purchase from us a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share at a Purchase Price of $21.00 per Unit, subject to adjustment.

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

With the outbreak of the COVID-19 coronavirus and our prior research into Ampligen’s antiviral activity against Severe Acute Respiratory Syndrome, or SARS, we now are focusing on the potential of Ampligen to serve as a protective prophylaxis and an early-onset therapeutic for the virus. Significant testing and trials will be required to determine whether Ampligen will be effective in the treatment of the COVID-19 coronavirus in humans and no assurance can be given that it will be the case. Our beliefs rely on a number of studies. No assurance can be given that future studies will not result in findings that are different from those reported in the studies we refer to. The pandemic is disrupting world health and world economies and most likely will continue to do so for a long time. While we are able to continue to operate, clearly, like all businesses, we are unable to gauge how bad this pandemic will affect our operations in the future. We reached out to numerous foreign governments related to the COVID-19 coronavirus and, if successful, will be working in these countries. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential operations in foreign countries will not be adversely affected by these risks. We have filed provisional patent applications related to the COVID-19 coronavirus. However, these filings do not assure that patents will ultimately be granted.

In February 2013, we received a Complete Response Letter (CRL) from the Food and Drug Administration, or FDA, for our Ampligen New Drug Application, or NDA, for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved.

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica, or ANMAT, for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program, or EAP, as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

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

Currently, six Ampligen clinical trials are underway, in various phases of development and activity, with a number of subjects enrolled at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. One is at Roswell Park and the other is at the University of Pittsburgh Medical Center. Two additional studies have been approved for enrollment and subjects are being screened for enrollment recruited at Roswell Park and the University of Pittsburgh Medical Center using Ampligen in conjunction with pembrolizumab. No assurance can be given as to the results of these underway trials. Four additional cancer trials in collaboration with University Medical/Cancer Research Centers using Ampligen plus checkpoint blockade are in various pre-enrollment stages. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur and they are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring universities or cancer centers. Even if these additional clinical trials are initiated, as we are not the sponsor, we cannot assure that these clinical studies or the two studies underway will be successful or yield any useful data. In addition, initiation of planned clinical trials may not occur secondary to many factors including lack of regulatory approval(s) or lack of study drug. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding.

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

The production of new Alferon Active Pharmaceutical Ingredient, or API, inventory will begin at our New Brunswick facility once the validation phase is complete. While the facility has already been approved by the FDA under the Biological License Application, or BLA, for Alferon, this status will need to be reaffirmed by a successful Pre-Approval Inspection by the FDA prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and has begun production of new Alferon API, it will need FDA approval as to the quality and stability of the final product before commercial sales can resume. We will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

There have been delays related to importing Ampligen to China. We are working with Smoore to alleviate these issues and to identify a mutually beneficial course of action that would allow us to move forward with the proposed testing of Ampligen. We will announce when the shipment for testing purposes has been completed. If we are unable to resolve these issues, we will explore inhalation therapy elsewhere. The MTA with Smoore expires on April 1, 2021, with the possibility of continued cooperation between us and Smoore under ongoing consideration.

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

We commenced an action against BioLife in December of 2017 for Breach of Contract. The amount of damages we are seeking in this matter have yet to be determined. Damages are not covered by insurance. BioLife, the defendant, has filed its Answer, Affirmative Defenses and a Counterclaim in the amount of $96,676 representing the invoices withheld after BioLife indicated that they were not intending to fulfill the balance of the contract. We have denied the allegations of the counterclaim. We conducted one mediation session to date but have been unable to resolve the matter. The parties are currently waiting to start discovery, which we believe will lead to an anticipated trial date. The scheduled dates for these events to transpire have yet to be determined, as they are dependent on the reopening of the Courts, which have been temporarily closed in connection with the declared state of emergency caused by the COVID-19 pandemic. Although it cannot be determined, we believe there is little chance for an unfavorable outcome in this matter.

In 2019, we resolved the claim with our insurance carrier for Business Interruption losses and Extended Business Interruption losses arising from flood damage which occurred at our New Brunswick facility on January 5, 2016. The outstanding matters under the insurance policies were compromised and settled on terms agreeable to the parties.

On October 20, 2020, the Company received correspondence from counsel in Scotland U.K. advising of their representation of Symbiosis Pharmaceutical Services Limited in connection with Symbiosis’ claim that it is owed £110,250.00 (US $152,145.00). The Company denies that any monies are due and owing and the Company has engaged counsel in Scotland to further represent its interests. No judgment can be made as to the likelihood of an unfavorable outcome should a claim be asserted however the Company believes and has been advised that it has meritorious defenses and positions which the Company intends to vigorously assert in the event of the formal assertion of a claim.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed and traded on the NYSE American under the symbol AIM.

Holders of Common Stock

As of March 26, 2021, there were approximately 148 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we issued and sold the following unregistered securities:

All share and per share numbers in this have been adjusted to reflect the one-for-44 reverse stock split of our issued and outstanding shares of common stock effected on June 10, 2019.

On July 7, 2020, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from us at the market price. As of August 31, 2020, we had issued 10,730 shares of our common stock at a price of $2.33 for a total of $25,000. This plan expired September 10, 2020.

On September 4, 2020, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from us at the market price. As of October 31, 2020, we have issued 12,316 shares of our common stock at a price of $2.03 for a total of $25,000. This plan expired November 1 ,2020.

On November 5, 2020, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of December 31, 2020, the Company has issued 14,435 shares of its common stock at a price of $1.72 for a total of $25,000. This plan expired January 2, 2021.

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

The following discussion and analysis is related to our financial condition and results of operations for the two years ended December 31, 2020 This information should be read in conjunction with our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K. Please also see “Special Note Regarding Forward Looking Statements” in ITEM 1A. Risk Factors.

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

On September 28, 2018, we entered into a $3,170,000 10% Secured Convertible Promissory Note (the “IR Note”) with Iliad Research and Trading, L.P. (the “Holder”), which was issued to the Holder in conjunction with 500,000 shares of common stock (the “Origination Shares”). We collected $3,000,000 in cash from the Holder during September 2018 and the remainder $170,000 was retained by the Holder for the Holder’s legal fees of $20,000 for the issuance of the IR Note and the Original Issue Discount of $150,000. We incurred $210,000 in third-party fees directly attributed to the issuance of the IR Note. We promised to pay the principal amount, together with guaranteed interest at the annual rate of 10%, with principal and accrued interest on the IR Note due and payable on September 28, 2019, unless converted under terms and provisions as set forth within the IR Note. The IR Note provided the Holder with the right to convert, at any time, all or any part of the outstanding principal and accrued but unpaid interest into shares of our common stock at a conversion price of $0.30 per share. In addition, beginning on March 28, 2019, the IR Note also provided the Holder with the right to redeem all or any portion of the IR Note (“Redemption Amount”). The payments of each Redemption Amount may be made, at our option, in cash, by converting such Redemption Amount into shares of common stock (“Redemption Conversion Shares”), or a combination thereof. The number of Redemption Conversion Shares equals the portion of the applicable Redemption Amount being converted divided by the lesser of $0.30 or 80% of the lowest Volume Weighted Average Price (“VWAP”) during the ten (10) trading days immediately preceding the applicable measurement date (the “Market Price”). The Purchase Agreement required us to reserve at least 8,900,000 shares of common stock from our authorized and unissued common stock to provide for all issuances of common stock under the IR Note. However, the IR Note provided that the aggregate number shares of common stock issued to the Holder under the IR Note and Purchase Agreement shall not exceed 19.99% of the total number of shares of common stock outstanding as of the closing date unless we have obtained stockholder approval of the issuance. The Origination Shares were to be returned to us in the event that we could provide within 30 days of the closing of the transaction certain requested assets as security for repayment of the IR Note. The security was not provided so the Origination Shares remained with the Holder.

We determined the IR Note should be recorded at fair value with subsequent changes in fair value recorded in earnings. This conclusion is based on the redemption conversion feature, which allows the Holder to trigger the redemption of the IR Note for cash or conversion of the IR Note for common shares prior to its maturity date at a price of the lesser of $0.30 per share or the Market Price as defined within the IR Note. The choice of cash redemption or conversion of the IR Note for common shares was at our option. This feature may require us to issue a variable number of common shares to settle the IR Note which was determined to have a predominantly fixed monetary value at inception. On March 13, 2019, we amended the Purchase Agreement pursuant to which we issued the Convertible IR Note (the “Amendment”). The Amendment extended the maturity of the IR Note to September 28, 2020. In addition, the redemption conversion rates were revised to a price to be determined by mutual agreement between us and the Holder. In the event that we and the Holder were unable to reach a mutually agreeable price, we would be required to pay the applicable redemption amount in cash. The maximum amount of the IR Note the Holder will be able to redeem in any given calendar month was $300,000.

We evaluated the Amendment in accordance with ASC 470, Debt (“ASC 470”) and determined the Amendment was considered an extinguishment of the existing debt and issuance of net debt. As a result, we derecognized the liability and recorded a loss on the extinguishment of debt of $345,000 in 2019 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the amended note was recorded in accordance with ASC 480 at the fair value that the note was issued with changes in fair value recorded through earnings at each reporting period.

There were a series of debt conversions during 2019 which partially converted $1,400,000 of the $3,408,000 convertible debt, as amended, into stockholders’ equity, adding approximately $1,400,000 to stockholders’ equity. The number of shares issued in these conversions were 204,246 shares. In October 2019 and November 2019 respectively, the Holder redeemed $300,000 pursuant to the terms of the modification. In connection with the IR Note, we recorded a gain equal to $127,000 for the year-end December 31, 2019. See Note 14 Convertible Note Payable.

On August 5, 2019, we issued a Secured Promissory Note (the “CV Note”) with Chicago Venture Partners, L.P. (“CV”). The Note had an original principal amount of $2,635,000, bore interest at a rate of 10% per annum and was to mature in 24 months, unless earlier paid in accordance with its terms. We received proceeds of $1,900,000 after an original issue discount and payment of CV’s legal fees. Pursuant to a Security Agreement between us and CV, repayment of the Convertible Note is secured by substantially all of our assets other than our intellectual property.

During the quarter ending June 30, 2020, CV made redemptions of $650,000 reducing the principal to $1,985,000. On May 29, 2020, we paid off the outstanding CV Note which consisted of principal of $1,985,000, and accrued interest payable of $220,000. The net payment of $1,795,000, less the write off of the origination discount of $369,000 and issuance costs of $6,000, resulted in a gain on extinguishment of $66,000.

On December 5, 2019, we issued a secured Promissory Note (the “AS Note”) to Atlas Sciences L.P. (“AS”). The AS Note has an original principal amount of $2,175,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its term. In conjunction with the AS Note, we utilized $1,650,000 of the net proceeds from the AS Note to pay off in full our obligation to Iliad, an entity with affiliations to AS, pursuant to the IR Note We evaluated the IR Note in accordance with ASC 470, Debt (“ASC 470”) and determined the exchange is considered an extinguishment of the existing debt and issuance of new debt. As a result, we derecognized the liability and recorded a loss on the extinguishment of debt of $250,000 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the AS Note will be recorded in accordance with ASC 470 whereby we will record a liability equal to the proceeds received on December 5, 2019.

On June 19, 2020, we paid off the outstanding AS note consisting of the original principal of $2,175,000 and accrued interest payable of $122,000 less origination discount of $376,000 and issuance costs of $7,000, with a net note payable of $1,838,000, including a gain on extinguishment of $76,000.

RESULTS OF OPERATIONS

Year ended December 31, 2020 versus year ended December 31, 2019

Our net loss was approximately $14,400,000 and $9,404,000 for the years ended December 31, 2020 and 2019, respectively, representing an increase in loss of approximately $4,996,000 or 53% when compared to the same period in 2019. This increase in loss for the year ended December 31, 2020 was primarily due to the following:

●	an increase in the loss of the quarterly revaluation of certain redeemable warrants of $1,633,000 which resulted in a non cash loss of $123,000 in the year-ended December 31, 2020 compared to a non-cash gain of $1,510,000 in the year ended December 31, 2019;
●	an increase in research and development expenses of $1,069,000 or 23%;
●	an increase in general and administrative expenses of $1,615,000 or 23%;
●	an increase in other assets impairment losses of $135,000;
●	an increase in interest expense and finance costs of $245,000;
●	a decrease in the gain resulting from a settlement with as insurance claim of $1,217,000 in 2019 which did not occur in 2020; and

●	a decrease of $90,000 in the gain for the fair value adjustment for the convertible note which was paid in full in 2019; offset by:
●	a decrease in the extinguishment of debt of $487,000 which resulted in a gain of $142,000 for the year ended December 31, 2020 compared to a loss of $345,000 in the year-ended December 31, 2019:
●	a decrease in production costs of $87,000 or 10%;
●	an increase in interest/other income of $130,000; and
●	an increase in revenue from cost recovery of $23,000.

Net loss per share was $ (0.45) and $(2.58) for the years ended December 31, 2020 and 2019, respectively. The weighted average number of shares of our common stock outstanding as of December 31, 2020 was 31,842,799 as compared to 3,642,717 as of December 31, 2019.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $163,000 and $140,000 for the years ended December 31, 2020 and 2019, respectively. The increase in revenues of $23,000, or 16%, between periods was primarily due to the clinical sites usage.

For the years ended December 31, 2020 and 2019, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $806,000 and $893,000, respectively, for the years ended December 31, 2020 and 2019, representing a decrease of $87,000 related to repairs and maintenance in the current period.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the year ended December 31, 2020 were approximately $5,720,000 as compared to $4,651,000 for the same period a year ago, reflecting an increase of approximately $1,069,000. The primary reason for the increase in research and development costs was due to increases in Scrap from expired material of $1,095,000, clinical trials of $197,000, outside labs $194,000, patent and trademark abandonments of $113,000 offset by decreases in wages and benefits of $401,000 and outside contractors $123,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the years ended December 31, 2020 and 2019, were approximately $8,654,000 and $7,039,000, respectively, reflecting an increase of approximately $1,615,000 or 23%. The increase in G&A expenses during the current period was mainly due to increases in salaries and benefits of $973,000, accounting, professional and legal fees of $349,000, stock compensation of $184,000, taxes and licenses of $163,000, scientific advisory board of $159,000, offset by decreases in public relations of $90,000 and investment bank fees of $135,000, and travel of $31,000.

Interest and Other Income

Interest and other income for the years ended December 31, 2020 and 2019 was approximately $219,000 and $89,000, respectively, representing an increase of approximately $130,000 or 146%. The primary cause for the increase in investment income during the current period was primarily due to higher balances available to invest in the current period as compared to the prior period.

Impairment of other assets

During the year ended December 31, 2020 there was a loss of $135,000 related to the impairment of other assets consisting of the loss of a deposit to a supplier for use of technology which we are no longer utilizing and was written off.

Interest Expense and Finance Costs

Interest and finance costs for the year ended December 31, 2020 was $672,000 compared to $427,000 in the prior year, an increase of $245,000 or 57%. The increase is mainly attributed to the interest and amortization of costs of the Chicago Ventures and Atlas notes which were extinguished in the second quarter of 2020.

Extinguishment of debt

Debt extinguishment costs decreased $487,000. There was a gain of $142,000 for the year ended December 31, 2020 compared to a loss of $345,000 in the year-ended December 31, 2019.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability amounted to a loss of $123,000 for the year ended December 31, 2020 compared to a gain of approximately $1,510,000 in December 31, 2019 which represents a decrease of $1,633,000 or 108% (see “Financial Statements: Note 18: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain from sale of income tax operating losses

In December 2020, we effectively sold $11,000,000 New Jersey state net operating loss for approximately $1,090,000 and recorded a deferred tax asset of 96,000. In December 2019, we effectively sold $10,000,000 New Jersey state net operating loss for approximately $776,000 and recorded a deferred tax asset of $129,000.

Convertible Note Payable

The quarterly revaluation of the convertible note resulted in a non-cash adjustment in 2020 of zero and in 2019 amounted to a gain of $90,000.

Other Transactions

During the year ended December 31, 2020 there were no gains or losses from insurance claims, however, in 2019 there was a gain from the insurance loss claim of $1,217,000.

Liquidity and Capital Resources

In September 2019, we raised approximately $8,000,000 in a public offering underwritten by A.G.P./Alliance Global Partners, LLC (“AGP”) pursuant to which we issued (i) 1,740,550 shares of our common stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of common stock (the “Prefunded Warrants”), (iii) warrants to purchase up to an aggregate of 8,887,860 shares of common stock (the “Warrants”); and (iv) a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). During 2020, an aggregate of 8,874,000 shares of common stock were issued upon exercise of the Prefunded Warrants.

During the first quarter of 2020 an aggregate of 8,746,990 shares were issued upon exercise of the Warrants for gross proceeds of approximately $8,658,000 and an aggregate of 1,870,000 shares were issued upon exercise of the Prefunded Warrants. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. During the first quarter of 2020, the amended warrants were exercised and an aggregate of 266,665 shares are being issued upon exercise of the warrant for gross proceeds of approximately of $264,000.

We entered into an Equity Distribution Agreement (the “2019 EDA”) with Maxim Group LLC (“Maxim”), pursuant to which we could sell from time to time, shares of our Common Stock through Maxim, as agent (the “Offering”). During the year ended December 31, 2020, we sold 20,444,807 shares under the 2019 EDA for total gross proceeds of $53,936,615, which included a 3.5% fee to Maxim of $1,888,727. During 2021, we sold 5,655,731 shares under the 2019 EDA for total gross proceeds of $13,301,526, which includes a 3.5% fee to Maxim of $465,553. The 2019 EDA was terminated in early February 2021.

Cash used in operating activities for the year ended December 31, 2020 was approximately $10,368,000 compared to approximately $9,067,000 for the same period in 2019, an increase of $1,301,000. The primary reasons for this increase in cash used in operations in 2020 was related production cost of 2 Ampligen batches in the amount of $664,000, increase in New Jersey NOL of $314,000, and decrease in accounts payable of $89,000.

Cash used in investing activities for the year ended December 31, 2020 was approximately $9,164,000 compared to $6,147,000 for the same period in 2019, representing a change of $3,017,000. The primary reason for the increase in cash used in investing activities resulted from the purchase of marketable securities of approximately $12,831,000 offset by the sale of marketable securities $10,044,000.

Cash provided by financing activities for the year ended December 31, 2020 was approximately $56,563,000 compared to approximately $16,385,000 for the same period in 2019, an increase of $40,178,000. The primary reasons for this increase was our receipt of $61,216,000 in net proceeds from the sale of shares compared to $15,303,000 from the sale of shares in 2019.

As of December 31, 2020, we had approximately $54,378,000 in cash, cash equivalents and marketable securities, inclusive of approximately $15,877,000 in Marketable Securities, representing an increase of approximately $45,600,000 from December 31, 2019.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. At present we do not generate any material revenues from operations and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. There can be no assurances that, if needed, we will be able to raise adequate funds or enter into licensing, partnering or other arrangements to advance our business goals. We may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. See Part I, Item 1A - “Risk Factors; We may require additional financing which may not be available”.

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

Our method of recording the related value is consistent with the standards as defined by the Financial Accounting Standards Board utilizing the concept of “Fair Value” from ASC 820-10-55-1 that states that any fair value measurement requires that the reporting entity, to determine the valuation technique(s) appropriate for the measurement, consider the availability of data with which to develop inputs that represent the assumptions that market participants would use in pricing the asset or liability and the level in the fair value hierarchy within which the inputs fall.

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

Please see the “Index to Financial Statements and Financial Statement Schedule” on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not Applicable.

ITEM 9A.	Controls and Procedures.

Effectiveness of Control Procedures

As of December 31, 2020, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2020 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, Management used the criteria set forth in the framework in 2013 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). Based on this assessment, Management has not identified any material weaknesses as of December 31, 2020. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance.

The following sets forth biographical information about each of our Directors and Executive Officers as of the date of this report:

Name	Age	Position
Thomas K. Equels, Esq	68	Chief Executive Officer, President, and Director
Peter W. Rodino III	69	Chief Operating Officer, General Counsel & Secretary
William M. Mitchell, M.D., Ph.D.	85	Chairman of the Board and Director
Stewart L. Appelrouth	67	Director
Ellen M. Lintal	61	Chief Financial Officer

Each Director has been elected to serve until the next annual meeting of stockholders, or until his earlier resignation, removal from office, death or incapacity. Each Executive Officer serves at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

We believe our Board Members represent a desirable diversity of backgrounds, skills, education and experiences, and they all share the personal attributes of dedication to be effective directors. In recommending Board candidates, Corporate Governance and Nomination Committee considers a candidate’s: (1) general understanding of elements relevant to the success of a publicly traded company in the current business environment; (2) understanding of our business; and (3) diversity in educational and professional background. The Committee also gives consideration to a candidate’s judgment, competence, dedication and anticipated participation in Board activities along with experience, geographic location and special talents or personal attributes. The following are qualifications, experience and skills for Board members which are important to our business and its future:

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

THOMAS K. EQUELS, has been a Director and serves as our Executive Vice Chairman (since 2008), Chief Executive Officer (since 2016) and President (since 2015). Mr. Equels was the owner of and former President and Managing Director of the Equels Law Firm headquartered in Miami, Florida that focused on litigation. For over a quarter century, Mr. Equels represented national and state governments as well as companies in the banking, insurance, aviation, pharmaceutical and construction industries. Mr. Equels received his Juris Doctor degree with high honors from Florida State University. He received his Bachelor of Science, summa cum laude, from Troy University and also obtained his Masters’ of Science Degree from Troy University. Mr. Equels began his professional career as a military pilot. He served in Vietnam and was awarded two Distinguished Flying Crosses, the Bronze Star, the Purple Heart, and fifteen Air Medals. In 2012, he was Knighted by Pope Benedict.

THOMAS K. EQUELS, Esq. - Director Qualifications:

●	Leadership Experience – Military, Owner and former President, Managing Director of Equels Law Firm, Court appointed receiver in numerous industries;

●	Industry Experience –legal counsel, General Counsel, CFO and CEO to us; and

●	Scientific, Legal or Regulatory Experience - Law degree with over 25 years as a practicing attorney specializing in litigation, development of clinical trials, creating intellectual property concepts, and established plan to finance drug development.

WILLIAM M. MITCHELL, M.D., Ph.D., has been a Director since July 1998 and Chairman of the Board since February 2016. Dr. Mitchell is a Professor of Pathology at Vanderbilt University School of Medicine and is a board certified physician. Dr. Mitchell earned a M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as House Officer in Internal Medicine, followed by a Fellowship at its School of Medicine. Dr. Mitchell has published over 200 papers, reviews and abstracts that relate to viruses, anti-viral drugs, immune responses to HIV infection, and other biomedical topics. Dr. Mitchell has worked for and with many professional societies that have included the American Society of Investigative Pathology, the International Society for Antiviral Research, the American Society of Clinical Oncology, the American Society of Biochemistry and Molecular Biology, the American Chemical Society, and the American Society of Microbiology. Dr. Mitchell is a member of the American Medical Association. He has served on numerous government review committees, among them the Centers for Disease Control and Prevention (CDC) and the National Institutes of Health, including the initial AIDS and Related Research Review Group. Dr. Mitchell previously served as one of our Directors from 1987 to 1989.

WILLIAM M. MITCHELL, M.D., Ph.D. - Director Qualifications:

●	Leadership Experience – Professor at Vanderbilt University School of Medicine. He is a member of the Board of Directors for Chronix Biomedical and is Chairman of its Medical Advisory Board. Additionally, he has served on multiple governmental review committees of the National Institutes of Health, Centers for Disease Control and Prevention and for the European Union, including key roles as Chairman;

●	Academic and Industry Experience – Well published medical researcher with extensive investigative experience on virus and immunology issues relevant to our scientific business along with being a Director of an entrepreneurial diagnostic company (Chronix Biomedical) that is involved in next generation DNA sequencing for medical diagnostics; and

●	Scientific, Legal or Regulatory Experience - M.D., Ph.D. and professor at a top ranked school of medicine, and inventor of record on numerous U.S. and international patents who is experienced in regulatory affairs through filings with the FDA.

STEWART L. APPELROUTH, CPA was appointed as a director and head of the Audit Committee in August 2016 and is a certified public accountant and partner at Appelrouth Farah & Co., P.A., Certified Public Accountants and Advisors. Mr. Appelrouth is also a certified forensic accountant and possesses 40 years of experience in Accounting and Consulting. He is a member of or has affiliations with the AICPA, American College of Forensic Examiners, Association of Certified Fraud Examiners, past member of the Florida Bar Grievance Committee, Florida Institute of Certified Public Accountants and InfraGard Member, a national information sharing program between the Federal Bureau of Investigation and the private sector.

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

Information about our Executive Officers

In addition to Mr. Equels (discussed above), the following are (or were) our Executive Officers during fiscal 2020:

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

ELLEN M. LINTAL has been our Chief Financial Officer since September 16, 2019. Ms. Lintal has more than two decades of prior public company and non-profit experience. She earned a Bachelor of Science degree in Accounting from Elmira College. Mrs. Lintal served for several years as a Chief Financial Officer and SVP of Finance & Control for an international non-profit Organization and public accounting experience at Corning Inc, Carlisle Companies and AGY where she led the organizational focus on financial management, strategic planning and mergers and acquisitions. Prior to joining the Company Mrs. Lintal was the CFO for the National Wild Turkey Federation, an international non-profit organization.

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

This Audit Committee formally met five times in 2020 with all committee members in attendance. Our General Counsel and Chief Financial Officer support the Audit Committee in its work. The full text of the Audit Committee’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”.

Scientific Advisory Board (“SAB”)

The SAB was established to leverage its member’s scientific and pharmaceutical expertise and advice to advance our drug development programs by providing guidance on steering us forward and capitalizing on business opportunities as well as interactions with the FDA. It is responsible for: (i) reviewing all submissions made by us to the FDA and other regulators to ensure that the submissions fully, accurately, and timely describe the status of any clinical trials, tests, or other studies or analyses of drug safety and efficacy undertaken by us, and any agreements, protocols, or guidance provided by relevant regulatory agencies; and (ii) monitoring and supervising our relationship with the FDA. The SAB shall have free and open access to our scientific and executive personnel, including the Chief Scientific Officer and the members of our Board of Directors. The SAB is comprised of William Mitchell, M.D., Chairman, and Ronald Brus, M.D., W. Neal Burnette, M.D., Christopher Nicodemus, M.D., and Philip Ransom Roane, Ph.D. all of whom are members. The SAB reports to the independent directors of the Company and closely interacts with the Disclosure Controls Committee. The SAB met two times in 2020.

Disclosure Controls Committee (“DCC”)

The DCC reports to the Audit Committee and is responsible for procedures and guidelines on managing disclosure information. The purpose of the DCC is to make certain that information required to be publicly disclosed is properly accumulated, recorded, summarized and communicated to the Board and management. This process is intended to allow for timely decisions regarding communications and disclosures and to help ensure that we comply with related SEC rules and regulations. Ellen M. Lintal is the DCC’s Investor Relations Coordinator and Chairperson. The other members of the DCC are Peter Rodino, our General Counsel, William Mitchell, one of our Independent Directors, Dr. David Strayer, Medical Director and Chief Scientific Officer, Julie Mierau, our Controller, and Ann Marie Coverly, Director of HR and Administration serving as the Deputy Investor Relations Coordinator. The full text of the DCC’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”. The DCC actively met on numerous occasions in 2020.

Executive Committee

In February 2016, our Board formed the Executive Committee. The Executive Committee reports to the Board and its purpose is to aid the Board in handling matters which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board. Mr. Equels, our Chief Executive Officer is the chairman of the Committee, along with two of our independent directors, Mr. Appelrouth and Dr. Mitchell. The full text of the Executive Committee Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”. The Committee did not meet in 2020.

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

COMPENSATION DISCUSSION AND ANALYSIS

This discussion and analysis describes our executive compensation philosophy, process, plans and practices as they relate to our “Named Executive Officers” (“NEO”) listed below and gives the context for understanding and evaluating the more specific compensation information contained in the narratives, tables and related disclosures that follow. For the purposes of discussion and analysis, the following NEOs are included in the narratives, tables and related disclosures that follow:

●	Thomas K. Equels, Chief Executive Officer (“CEO”) and President.

●	Ellen M. Lintal, Chief Financial Officer (“CFO”); and

●	Peter Rodino, Chief Operating Officer (“COO”), General Counsel and Company Secretary (“CS”).

In March 2021, subsequent to the fiscal year ended December 31, 2020, we entered into employment agreements with Peter Rodino and Ellen Lintal. The agreements run for three years and one year, respectively. Compensation is divided into both short- and long-term compensation. Short term (cash) compensation will consist of a base salary of $425,000 and $350,000, respectively. Mr. Rodino and Ms. Lintal will be awarded a year-end target bonus based on performance and goals established by the Compensation Committee. Long term compensation will be provided by 100,000 non-qualified yearly stock options with one-year vesting commencing on November 30, 2021. In addition, Mr. Rodino and Ms. Lintal shall each be entitled to awards (“Event Awards”) equal to 1% of the “Gross Proceeds” from specific events such as licensing agreements or “therapeutic indication” (each, an “Event”). Gross Proceeds means those cash amounts paid to us by the other parties for licensing agreements, therapeutic acquisitions or any other one time cash generating event. Therapeutic indications are for example target organ specific pathologically defined cancer indications, vaccine enhancers, broad spectrum antiviral indications, or medical entities associated with persistent severe fatigue. Mr. Rodino and Ms. Lintal also will each be entitled to an award (an “Acquisition Award”) equal to 1% of the Gross Proceeds, upon the sale of our Company or substantially all of its assets (an “Acquisition”). An Event Award or Acquisition Award shall be paid in cash within 90 days of our receipt of the Gross Proceeds.

Governance of Compensation Committee

The Compensation Committee consists of the following two directors, each of whom is “independent” under applicable NYSE American rules, a “Non-Employee Director” as defined in Rule 16b-3 under the Exchange Act, and an “Outside Director” as defined under the U.S. Treasury regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”): Dr. William Mitchell, M.D. (Chair) and Stewart L. Appelrouth. The Compensation Committee makes recommendations concerning salaries and compensation for senior management and other highly paid professionals or consultants to us. The full text of the Compensation Committee’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”.

This Committee formally met six times in 2020 and all committee members were in attendance for the meetings. Our General Counsel, Chief Financial Officer and Director of Human Resources support the Compensation Committee in its work.

Results of Stockholder Advisory Vote on Executive Compensation

At the October 7, 2020 Annual Meeting of Stockholders, the Stockholders approved the annual, non-binding advisory vote on Executive Compensation.

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

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2020 and 2019 of Thomas Equels, our Chief Executive Officer, Ellen Lintal, our Chief Financial Officer, and Peter Rodino, who, during 2018 was our General Counsel and Secretary, constituting the Company’s Named Executive Officers, based on the year ended 2020 for each fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees $ (2)	Bonus $	Stock Awards $	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Change in Pension Valued and NQDC Earnings $	All Other Compensation $	Total $ (1)
Thomas K Equels	2020	806,599	652,000	—	1,139,267	—	—	65,509	2,663,375
CEO & President (2)3	2019	703,125	—	46,875	62,537			70,702	883,239

Ellen Lintal	2020	239,583	177,000	—	111,616	—	—	25,403	553,602
CFO (4)	2019	143,750	—	10,417	—	—	—	33,575	187,742

Peter Rodino	2020	394,792	244,500	—	111,616	—	—	42,570	793,478
COO, General Counsel & Secretary (5)	2019	333,333	—	21,875	29,184			45,710	430,102

Notes:

(1)	All option awards were valued using the Black-Scholes method.

(2)	For Named Executive Officers, who are also Directors that receive compensation for their services as a Director, the Salary/Fees and Option Awards columns include compensation that was received by them for their role as a member of the Board of Directors. As is required by Regulation S-K, Item 402(c), compensation for services as a Director have been reported within the “Summary Compensation Table” (above) for fiscal years of 2020 and 2019 as well as reported separately in the “Compensation of Directors” section (see below) for calendar year 2020.

As stated in Thomas Equels’ prior employment contract, he is entitled to 5% of Ampligen sales. In the years 2019 and 2018, a bonus of 5% of Ampligen sales totaled $37,425 and was accrued. In 2020 Mr. Equels’ was paid $44,100, representing the 2020 sales bonus of $6,675 and the previous years accrued sales bonuses of $37,425. Pursuant to his current employment agreement, Mr. Equels is entitled to 3% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in the employment agreement) There were no payments during 2020.

(3)	Mr. Equels’ All Other Compensations consists of:

	2020	2019
Life & Disability Insurance	$27,131	$32,642
Healthcare Insurance	20,378	20,060
Car Expenses/Allowance	18,000	18,000
401(k) Matching Funds	—	—
Total	$65,509	$70,702

(4)	Ms. Lintal’s All Other Compensations consists of:

	2020	2019
Life & Disability Insurance	$2,383	$3,407
Healthcare Insurance	8,620	19,368
Car Expenses/Allowance	14,400	10,800
401(k) Matching Funds	—	—
Total	$25,403	$33,575

(5)	Mr. Rodino’s All Other Compensations consists of:

	2020	2019
Life & Disability Insurance	$2,542	$4,560
Healthcare Insurance	25,629	26,750
Car Expenses/Allowance	14,400	14,400
401(k) Matching Funds	—	—
Total	$42,570	$45,710

Outstanding Equity Awards at Fiscal Year End	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Thomas K Equels	569	—	—	216.48	6/24/2021	—	—	—	—
President and Chief	190	—	—	153.12	6/6/2022	—	—	—	—
Executive Officer	569	—	—	163.68	6/11/2022	—	—	—	—
	569	—	—	163.68	6/6/2023	—	—	—	—
	285	—	—	132.00	8/2/2023	—	—	—	—
	569	—	—	190.08	6/6/2024	—	—	—	—
	569	—	—	132.00	6/8/2025	—	—	—	—
	569	—	—	73.92	6/8/2026	—	—	—	—
	6,819	—	—	24.64	6/8/2027	—	—	—	—
	323	—	—	21.56	6/15/2027	—	—	—	—
	324	—	—	21.56	6/30/2027	—	—	—	—
	412	—	—	21.12	7/15/2027	—	—	—	—
	473	—	—	18.48	7/31/2027	—	—	—	—
	485	—	—	18.04	8/15/2027	—	—	—	—
	556	—	—	15.84	8/31/2027	—	—	—	—
	8,446	—	—	16.28	2/13/2028	—	—	—	—
	2,841	—	—	16.72	4/12/2028	—	—	—	—
	6,819	—	—	13.20	5/16/2028	—	—	—	—
	5,682	—	—	13.20	5/16/2028	—	—	—	—
	2,444	1,222	—	13.64	7/18/2028	—	—	—	—
	6,457	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	9,685	—	—	9.68	1/28/2029	—	—	—	—
	—	300,000	—	3.05	8/12/2030	—	—	—	—
	—	300,000	—	1.96	11/11/2030	—	—	—	—

Total	55,678	601,222	—			—	—	—	—

Ellen Lintal	23	—	—	9.68	11/14/2029	—	—	—	—
Chief Financial Officer	—	75,000	—	1.85	12/9/2030	—	—	—

Total	23	75,000	—			—	—	—	—

Peter Rodino	285	—	—	132.00	8/2/2023	—	—	—	—
COO, General Counsel and Secretary	285	—	—	68.65	6/21/2026	—	—	—	—
	151	—	—	21.56	6/15/2027	—	—	—	—
	151	—	—	21.56	6/30/2027	—	—	—	—
	193	—	—	21.12	7/15/2027	—	—	—	—
	221	—	—	18.48	7/31/2027	—	—	—	—
	227	—	—	18.04	8/15/2027	—	—	—	—
	260	—	—	15.84	8/31/2027	—	—	—	—
	3,942	—	—	16.28	2/13/2028	—	—	—	—
	2,273	—	—	16.72	4/12/2028	—	—	—	—
	2,652	—	—	13.20	5/16/2028	—	—	—	—
	1,142	569	—	13.64	7/18/2028	—	—	—	—
	3,013	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	4,520	—	—	9.68	1/28/2029	—	—	—	—
	—	75,000	—	1.85	12/9/2030	—	—	—	—

Total	19,339	75,569	—			—	—	—	—

Payments on Disability

As of December 31, 2020, we had an employment agreement with Mr. Equels which entitled him to his base salary, applicable benefits otherwise due and payable through the last day of the month in which disability occurs and for an additional two year period. All of his unvested options vest too. On March 24, 2021, we entered into employment agreements with Mr. Rodino and Ms. Lintal which entitled them to their base salary, applicable benefits otherwise due and payable through the last day of the month in which disability occurs and for an additional two year period. All of each NEO’s unvested options vest too. In addition, each NEO has the same short and long-term disability coverage which is available to all eligible employees. The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit. The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit. The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and older as of the date of the claim. For the period June 2010 through December 2020, Mr. Equels was entitled to receive total disability coverage of $400,000 pursuant to his employment agreement and payable by us.

Payments on Death

Pursuant to their employment agreements, the NEOS are entitled to their base salary and applicable benefits otherwise due and payable through the last day of the month in which death occurs and for an additional two year period. In addition, all of their unvested options vest. Each NEO, has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees. The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO. For the period June 2010 and through December 2020, Mr. Equels is entitled to receive total death benefit coverage of $3,000,000 pursuant to his employment agreement and payable by us.

Estimated Payments Following Severance — Named Executive Officers (NEO)

Pursuant to his employment agreement, Mr. Equels is entitled to severance benefits on certain types of employment terminations not related to a change in control or termination not for cause. Mr. Rodino and Ms. Lintal are not covered by an employment severance agreement and therefore would only receive severance as determined by the Compensation Committee in its discretion.

The dollar amounts below assume that the termination occurred on January 1, 2021. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from us based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits ($)	Additional Life Insurance ($)	Total ($)
Thomas K. Equels,	Involuntary (no cause)	$4,180,000	$1,139,000	—	—	$5,319,000
CEO & President	Termination (for cause)	—	—	—	—	—
	Death or disability	$4,180,000	$1,139,000	—	—	$5,319,000
	Termination by employee or retirement	—	$1,139,000	—	—	$1,139,000

Ellen Lintal	Involuntary (no cause)	—	—	—	—	—
CFO	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Peter Rodino	Involuntary (no cause)	—	—	—	—	—
COO, General Counsel and	Termination (for cause)	—	—	—	—	—
Secretary	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Notes:

(1)	Consists of stock options contractually required per the employee’s respective employment agreement or arrangement to be granted during each calendar year of the term under our 2018 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to the closing market price of our common stock on the date of grant. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

Payments on Termination in Connection with a Change in Control of Named Executive Officers

Pursuant to their employment agreements, each NEO is entitled to severance benefits on certain types of employment terminations related to a change in control. In such event, the term of their employment agreements would automatically be extended for three additional years, except where such change in control occurs as a result of certain “significant events” (as described in his or her employment agreement).

The dollar amounts in the chart below assume that change in control termination occurred on January 1, 2021, based on the employment agreements that existed at that time. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from us based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2020

The following table shows potential payments to the NEO if employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2020. The amounts assume a January 4, 2021 termination date regarding base pay and use of the opening price of $1.79 on the NYSE American for our common stock at that date.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (2) ($)	Early Vesting of Restricted Stock (4) (5) ($)	Early Vesting of Stock Options and SARs (3) ($)	Acceleration and Vesting of Supplemental Award (5) ($)		Welfare Benefits Continuation ($)	Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
Thomas K. Equels	3,472,000	(1)	—	—	1,139,000	$1,298,843	(4)	—	—	—	$5,909,843
Ellen Lintal	—		—	—	—	—		—	—	—	—
Peter Rodino	—		—	—	—	—		—	—	—	—

Notes:

(1)	This amount represents the Base Salary and benefits for the remaining current term of the NEO’s employment agreement plus a three-year extension in the term upon the occurrence of a termination from a change in control. The employment agreement with Mr. Equels has a term through December 31, 2025. This amount excludes the following payments as they cannot be calculated unless and until certain events occur: Mr. Equels is entitled to 3% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in his employment agreement) and 3% of the Gross Proceeds from any sale of our company or substantially all of our assets.

(2)	This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awarded on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.

(3)	This amount is the intrinsic value [fair market value] on January 1, 2018 ($0.18 per share) minus the per share exercise price of $0.30 of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”). Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(4)	This amount represents the options to be issued annually for the remaining term of the NEO’s employment agreement plus a three-year extension in the occurrence of termination from a change in control. For the purpose of this schedule, a NYSE American closing price at January 4, 2021of $1.79 was used with an estimated exercise price of $0.30 for Mr. Equels. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

(5)	Any purchase rights represented by the Option not then vested shall, upon a change in control, shall become vested.

Post-Employment Compensation

The following is a description of post-employment compensation payable to the respective NEO. If a NEO does not have a specific benefit, they will not be mentioned in the subsection. In such event, the NEO does not have any such benefits upon termination unless otherwise required by law.

Termination for Cause

All of our NEOs can be terminated for cause. For each NEO “Cause” means willful engaging by any NEO in illegal conduct, gross misconduct or gross violation of our Code of Ethics and Business Conduct for Officers, which is demonstrably and materially injurious to our company. Mr. Equel’s agreement provides that he shall not be deemed to have been terminated for Cause unless and until we initiate a process by delivery to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the directors of the Board specifying the grounds for termination. After reasonable notice to Mr. Equels and an opportunity for him to be heard, the issues shall be adjudicated by a retired Florida judge or a Florida certified mediator mutually acceptable to the Board of Directors and Mr. Equels. Termination requires a finding that Mr. Equels was guilty of intentional and material misconduct according to the standards set forth above, and specifying the particulars thereof in detail supported by legally admissible evidence and utilizing the legal standard of beyond reasonable doubt. In the event that an NEO’s employment is terminated for Cause, we shall pay such NEO, at the time of such termination, only the compensation and benefits otherwise due and payable to him or her through the last day of his actual employment by us.

Termination without Cause

In the event that an NEO is terminated at any time without “Cause”, we shall pay to him or her, at the time of such termination, the compensation and benefits otherwise due and payable through the last day of the then current term of his or her Agreement. However, benefit distributions that are made due to a “separation from service” occurring while he or she is a Named Executive Officer shall not be made during the first six months following separation from service. Rather, any distribution which would otherwise be paid to him or her during such period shall be accumulated and paid to him or her in a lump sum on the first day of the seventh month following the “separation from service”. All subsequent distributions shall be paid in the manner specified.

Death or Disability

An NEO can be terminated for death or disability. “Disability” means the NEO’s inability effectively to carry out substantially all of his or her duties by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months. In the event his or her employment is terminated due to his or her death or disability, we will pay him or her (or their estate as the case may be), at the time of such termination, his or her base salary, applicable benefits, and immediate vesting of unvested stock options. In the event of permanent disability, we will provide an additional two years of base salary.

Compensation of Directors

Our Compensation, Audit and Corporate Governance and Nomination Committees, consist of Dr. William M. Mitchell, Compensation and Corporate Governance and Nomination Committee Chair, and Stewart L. Appelrouth, Audit Committee Chair, both of whom are independent Board of Director members.

We reimburse Directors for travel expenses incurred in connection with attending board, committee, stockholder and special meetings along with other Company business-related expenses. We do not provide retirement benefits or other perquisites to non-employee Directors under any current program.

There was no cost of living increase granted in 2019 or 2020. Directors’ fees were being deferred beginning in August 2018. When cash became available, they were paid their deferred fees in 2019.

All Directors have been granted options to purchase common stock under our Stock Option Plans and/or Warrants to purchase common stock. We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors. Options shares for stock compensation were issued under the 2009 and 2018 Equity Incentive Plans.

Director Compensation – 2020 & 2019

Name and Title of Director	Year	Fees Earned or Paid in Cash $	Stock Award $	Option Award $	Non-Equity Incentive Plan Compensation $	Change in Pension Value & Nonqualified Deferred Compensation Earnings $	All Other Compensation As Director $	Total $
T. Equels	2020	—	—	—	—	—	—	—
Executive Vice Chairman	2019	—	—	—	—	—	—	—

W. Mitchell	2020	182,462		112,158	—	—	—	294,620
Chairman of the Board (1)	2019	182,462	—	37,766	—	—	—	220,228

S. Appelrouth Director (1)	2020	182,462	—	112,158	—	—	—	294,620
	2019	182,462	—	37,766	—	—	—	220,228

Notes:

(1)	Independent Director of the Company. Beginning August 16, 2018, the independent directors are deferring payment of 100% of their director’s fees until cash is available. During 2019 cash became available and the directors were paid their deferred compensation.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 26, 2021, the number and percentage of outstanding shares of Common Stock beneficially owned by:

●	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding Common Stock;

●	Each of our Directors and the Named Executives Officers; and

●	All of our officers and directors as a group.

●	Total number of shares of Common Stock at March 26, 2021 was 47,821,935.

Name and Address of	Shares Beneficially		% Of Shares
Beneficial Owner	Owned		Beneficially Owned
Thomas K. Equels, Executive Vice Chairman, Chief Executive Officer, President*	866,530	(1)	**0.02%

Peter W. Rodino III, Chief Operating Officer, General Counsel, Secretary*	144,153	(2)	**	%

William M. Mitchell, M.D., Chairman of the Board of Directors*	156,482	(3)	**	%

Stewart L. Appelrouth, Director*	171,753	(4)	**	%

Ellen Lintal, Chief Financial Officer*	99,144	(5)	**	%

All directors and executive officers as a group (5 persons)	1,438,062		0.03%

** Less than 1%

(1) For Mr. Equels, shares beneficially owned include 55,678 shares issuable upon exercise of options and excludes 601,222 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(2) For Mr. Rodino, shares beneficially owned include 19,339 shares issuable upon exercise of options and excludes 75,569 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(3) For Dr. Mitchell, shares beneficially owned include 29,328 shares issuable upon exercise of options and excludes 50,742 shares issuable upon exercise of options not vested or not exercisable within the next 60 days. Also includes 190 shares of common stock owned by his spouse and 194 shares owned by family trusts.

(4) For Mr. Appelrouth, shares beneficially owned include 28,473 shares issuable upon exercise of options and excludes 50,742 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(5) For Ms. Lintal, shares beneficially owned include 23 shares issuable upon exercise of options and excludes 75,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average Exercise Price Per Share	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)		(c)
Equity compensation plans approved by security holders:	218,729	$2.759	28,268

Equity compensation plans not approved by security holders:	376,236	$13.09	—

Total	591,965	$2.63	228,268

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

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

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us. The total fees by BDO USA, LLP (“BDO”) and Morrison, Brown, Argiz & Farra LLC (“MBAF”) for 2020 were $52,500 and $301,000, respectively. Total fees by MBAF for 2019 were $391,000. The following table shows the aggregate fees for professional services rendered during the year ended December 31, 2020 and 2019.

	Amount ($)
	2020	2019
Description of Fees:
Audit Fees	$260,000	$299,500
Audit-Related Fees	93,500	91,500
Tax Fees	—	—
All Other Fees	—	—
Total	$353,500	$391,000

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

The Audit Committee has determined that BDO’s rendering of these audit-related services and all other fees were compatible with maintaining auditor’s independence. The Board of Directors considered BDO to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in 2020 and 2019.

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

(i)	Exhibits - See exhibit index below.

Exhibit No.	Description

3.1(i)	Amended and Restated Certificate of Incorporation of the Company, as amended, along with Certificates of Designations. (2)

3.2(i)	Amendment to Certificate of Incorporation. (3)

3.3(i)	Amendment to Certificate of Incorporation. (4)

3.4(i)	Amendment to Certificate of Incorporation. (52)

3.5(i)	Amendment to Certificate of Incorporation. (53)

3.6(i)	Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock. (51)

3.7(ii)	Amended and Restated By-Laws of Registrant. (33)

4.1	Specimen certificate representing our Common Stock. (2)

4.2	Amended and Restated Rights Agreement, dated as of November 14, 2017, between the Company and American Stock Transfer & Trust Company LLC. The Amended and Restated Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock. (5)

4.3	Form of Indenture filed with Form S-3 Universal Shelf Registration Statement. (6)

4.4	Form of Warrant pursuant to August 30, 2016 Securities Purchase Agreement. (36)

4.5	Form of Warrant pursuant to February 1, 2017 Securities Purchase Agreement. (38)

4.6	Form of Series A Warrant-June 2017. (41)

4.7	Form of Series B Warrant-June 2017. (41)

4.8	Form of New Series A Warrant-August 2017. (40)

4.9	Form of New Series B Warrant-August 2017. (40)

4.10	Form of Warrant issued to Purchaser of facility. (21)

4.11	Form of Class A Warrant- April 2018. (44)

4.12	Form of Class B Warrant- April 2018. (44)

4.13	September 28, 2018 Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P. (49)

4.14	Rights Offering Form of Non-Transferable Subscription Rights Certificate. (51)

4.15	Rights Offering Form of Warrant Agreement. (61)

4.16	Rights Offering Form of Warrant Certificate. (51)

4.17	Rights Offering Warrant Agency Agreement with American Stock Transfer & Trust. (50)

4.18	AGP Offering-Form of Pre-Funded Warrant. (58)

4.19	AGP Offering-Form of Warrant. (58)

4.20	AGP Offering-Form of Representative’s Warrant. (59)

4.21	March 2019 Amendment to September 28, 2018 Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P. (1)

4.22	December 5, 2019 Secured Promissory Note with Atlas Sciences, LLC. (62)

4.23	Description of Common Stock.*

10.1	Form of Confidentiality, Invention and Non-Compete Agreement. (2)

10.2	Form of Clinical Research Agreement. (2)

10.3	Employee Wage or Hours Reduction Program. (7)

10.4	Supply Agreement with Hollister-Stier Laboratories LLC dated December 5, 2005. (9)

10.5	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC dated February 25, 2010. (10)

10.6	Vendor Agreement with Bio Ridge Pharma, LLC dated August 15, 2011. (31).

10.7	Vendor Agreement with Armada Healthcare, LLC dated August 15, 2011. (31).

10.8	Amendment to Supply Agreement with Hollister-Stier Laboratories LLC executed September 9, 2011. (16)

10.9	Equity Distribution Agreement, dated July 23, 2012, with Maxim Group LLC (18)

10.10	Vendor Agreement extension with Bio Ridge Pharma, LLC dated August 14, 2012. (17)

10.11	Vendor Agreement extension with Armada Healthcare, LLC dated August 14, 2012. (19)

10.12	Vendor Agreement extension with Armada Healthcare, LLC dated July 19, 2013. (19)

10.13	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 19, 2013. (19)

10.14	Vendor Agreement extension with Bio Ridge Pharma, LLC and Armada Healthcare, LLC dated August 8, 2014.(20)

10.15	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated March 9, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (20)

10.16	August 4, 2015 Amendment to Equity Distribution Agreement between the registrant and Maxim Group LLC. (23)

10.17	Vendor Agreement extension with Armada Healthcare, LLC dated July 29, 2015. (24)

10.18	Vendor Agreement extension with Bio Ridge Pharma, LLC dated July 29, 2013. (24)

10.19	Early Access Agreement with Impatients N.V. dated August 3, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (25)

10.20	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated August 6, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (25)

10.21	Addendum to Early Access Agreement with Impatients N.V. dated October 16, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (25)

10.22	November 23, 2015 Thomas K. Equels Employment Agreement Waiver. (26)

10.23	Equity Distribution Agreement, dated December 15, 2015 with Chardan Capital Markets, LLC. (27)

10.24	Termination of Chardan Equity Distribution Agreement. (60)

10.25	2016 Senior Executive Deferred Cash Performance Award Plan. (29)

10.26	2016 Voluntary Incentive Stock Award Plan. (29)

10.27	Amended and Restated 2016 Senior Executive Deferred Cash Performance Award Plan. (30)

10.28	Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with Scientific Products Pharmaceutical Co. LTD dated March 3, 2016 (Confidential Treatment granted with respect to portions of the Agreement). (32)

10.29	Agreement between Avrio Biopharmaceuticals (“Avrio”) and the Company dated July 20, 2016 (Confidential Treatment granted with respect to portions of the Agreement). (34)

10.30	Licensing Agreement dated April 13, 2016 with Lonza Sales AG (Confidential Treatment granted with respect to portions of the Agreement). (35)

10.31	Form of Securities Purchase Agreement entered into on August 30, 2016. (36)

10.32	Amended and Restated Early Access Agreement with Impatients N.V. dated May 20, 2016. (Confidential Treatment granted with respect to portions of the Agreement) (37)

10.33	December 13, 2016 Amendment No. 1 to Amended and Restated Early Access Agreement with Impatients N.V. (21)

10.34	June 28, 2017 Amendment No. 2 to Amended and Restated Early Access Agreement with Impatients N.V. (21)

10.35	February 14, 2018 Amendment No. 3 to Amended and Restated Early Access Agreement with Impatients N.V. (21)

10.36	March 26, 2018 Amendment No. 4 to Amended and Restated Early Access Agreement with Impatients N.V. (21)

10.37	Form of Securities Purchase Agreement entered into on February 1, 2017. (38)

10.38	August 2017 Form of Employee Pay Reduction Plan. (39)

10.39	August 2017Form of Executive Compensation Deferral Plan. (39)

10.40	August 2017 Form of Directors’ Compensation Deferral Plan. (39)

10.41	Form of August 2017 Agreement between the Company and the Warrant holders. (40)

10.42	Form of June 2017 Agreement between the Company and the Warrant holders. (41)

10.43	Mortgage and Security Agreement with SW Partners LLC dated May 12, 2017. (42)

10.44	Promissory Note with SW Partners LLC dated May 12, 2017. (42)

10.45	September 11, 2017 Purchase and Sale Agreement- 5 Jules Lane. (21)

10.46	January 8, 2018 Purchase and Sale Agreement- 783 Jersey Lane. (21)

10.47	Lease Agreement for 783 Jersey Lane. (21)

10.48	Form of Stock Purchase Agreement entered into on March 21, 2018. (43)

10.49	Form of Securities Purchase Agreement entered into on May 24, 2018. (47)

10.50	2018 Equity Incentive Plan. (48)

10.51	September 28, 2018 Securities Purchase Agreement with Iliad Research and Trading, L.P. (49)

10.52	September 28, 2018 Security Agreement with Iliad Research and Trading, L.P. (49)

10.53	October 9, 2018, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center. (46)

10.54	October 8, 2018, Restated First Amendment to Purchase and Sale Agreement. (46)

10.55	October 9, 2018, Restated Bill of Sale for the Restated First Amendment and Sale Agreement. (46)

10.56	Form of Agreement between the Company and the Warrantholders.- May 2, 2019. (54)

10.57	Termination of August 4, 2015 Equity Distribution Agreement between the registrant and Maxim Group LLC. (55)

10.58	July 19, 2019 Equity Distribution Agreement between the registrant and Maxim Group LLC. (55)

10.59	Note Purchase Agreement dated August 5, 2019 with Chicago Venture Partners, L.P. (56)

10.60	Secured Promissory Note dated August 5, 2019 issued to Chicago Venture Partners, L.P. (56)

10.61	Security Agreement dated August 5, 2019 with Chicago Venture Partners, L.P. (56)

10.62	Salary Reduction and Restricted Stock Award Memo (August 2019). (57)

10.63	Form of Restricted Stock Award. (57)

10.64	December 5, 2019 Note Purchase Agreement with Atlas Sciences, LLC. (62)

10.65	December 5, 2019 Security Agreement with Atlas Sciences, LLC. (62)

10.66	March 20, 2020 Amendment to 2017 Material Transfer and Research Agreement with Roswell Park Cancer Institute. (63)

10.67	April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited. (64)

10.68	April 21, 2020 Mutual Confidentiality Agreement with UMN Pharma Inc., National Institute of Infectious Diseases, and Shionogi & Co., Ltd.(65)

10.69	June 1, 2020, Material Transfer and Research Agreement with the University of Rochester. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))(66)

10.70	June 23, 2020, Specialized Services Agreement with Utah State University. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))(66)

10.71	July 1, 2020, Material Transfer and Research Agreement with the Japanese National Institute of Infectious Diseases and Shionogi & Co., Ltd. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))(66)

10.72	July 6, 2020, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))(66)

10.73	August 6, 2020, Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))(66)

10.74	November 10, 2020 employment agreement with Thomas K. Equels.(67)

10.75	December 22, 2020 Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen.*

10.76	January 11, 2021 Sponsor Agreement with Centre for Human Drug Research. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) *

10.77	November 29, 2020, Material Transfer and Research Agreement with Leyden Laboratories, B.V. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.78	December 30, 2020 Amendment to Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.79	December 23, 2020 Amendment to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen.*

10.80	March 24, 2021 employment agreement with Peter Rodino.*

10.81	March 24, 2021 employment agreement with Ellen Lintal.*

16.1	January 16, 2021 Letter from MBAF (65)

21.1	List of Subsidiaries. (47)

23.1	Consent of BDO USA, LLP.*

23.2	Consent of Morrison, Brown, Argiz & Farra, LLC.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101	The following materials from AIM’ Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

(1)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed March 15, 2019 and is hereby incorporated by reference.

(2)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995 and is hereby incorporated by reference.

(3)	Filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 16, 2011 and is hereby incorporated by reference.

(4)	Filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 27, 2016 and is hereby incorporated by reference.

(5)	Filed with the Securities and Exchange Commission on November 14, 2017 as an exhibit to the Company’s Registration Statement on Form 8-A12B (No. 0-27072) and is hereby incorporated by reference.

(6)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Form S-3 Registration Statement (No. 333-205228) on June 25, 2015 and is hereby incorporated by reference.

(7)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2008 and is hereby incorporated by reference.

(8)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2010 and is hereby incorporated by reference.

(9)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2005 and is hereby incorporated by reference.

(10)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 000-27072) for the year ended December 31, 2009 and is hereby incorporated by reference.

(11)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) dated May 28, 2010 and is hereby incorporated by reference.

(12)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2011 and is hereby incorporated by reference.

(13)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2011 and is hereby incorporated by reference.

(14)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed September 23, 2011 and is hereby incorporated by reference.

(15)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed December 12, 2011 and is hereby incorporated by reference.

(16)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K (No. 000-27072) for the year ended December 31, 2011 and is hereby incorporated by reference.

(17)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed August 15, 2012 and is hereby incorporated by reference.

(18)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed July 23, 2012 and is hereby incorporated by reference.

(19)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2013 and is hereby incorporated by reference.

(20)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2014 and is hereby incorporated by reference.

(21)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2017 and is hereby incorporated by reference left blank.

(22)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed June 23, 2015 and is hereby incorporated by reference.

(23)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed August 4, 2015 and is hereby incorporated by reference.

(24)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2015 and is hereby incorporated by reference.

(25)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 1-13441) for the period ended September 30, 2015 and is hereby incorporated by reference.

(26)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed November 23, 2015 and is hereby incorporated by reference.

(27)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed December 15, 2015 and is hereby incorporated by reference.

(28)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed January 14, 2016 and is hereby incorporated by reference.

(29)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed February 4, 2016 and is hereby incorporated by reference.

(30)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K (No. 000-27072) filed March 1, 2016 and is hereby incorporated by reference.

(31)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s amended quarterly report on Form 10-Q/A (No. 000-27072) for the period ended September 30, 2011 and is hereby incorporated by reference.

(32)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2016 and is hereby incorporated by reference.

(33)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed June 10, 2016 and is hereby incorporated by reference.

(34)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2016 and is hereby incorporated by reference.

(35)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q/A for the period ended March 31, 2016 and is hereby incorporated by reference.

(36)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed September 1, 2016 and is hereby incorporated by reference.

(37)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K/A filed May 8, 2017 and is hereby incorporated by reference.

(38)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed February 3, 2017 and is hereby incorporated by reference.

(39)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed August 29, 2017 and is hereby incorporated by reference.

(40)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed August 23, 2017 and is hereby incorporated by reference.

(41)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed June 1, 2017 and is hereby incorporated by reference.

(42)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2017 and is hereby incorporated by reference.

(43)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed March 22, 2018 and is hereby incorporated by reference.

(44)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed April 20, 2018 and is hereby incorporated by reference.

(45)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed May 6, 2018 and is hereby incorporated by reference.

(46)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018 and is hereby incorporated by reference.

(47)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-226057) filed July 2, 2018 and is hereby incorporated by reference.

(48)	Filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on August 3, 2018 and is hereby incorporated by reference.

(49)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed October 4, 2018 and is hereby incorporated by reference.

(50)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed March 8, 2019 and is hereby incorporated by reference.

(51)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019 and is hereby incorporated by reference.

(52)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed June 5, 2019 and is hereby incorporated by reference.

(53)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed August 23, 2019 and is hereby incorporated by reference.

(54)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed May 2, 2019 and is hereby incorporated by reference.

(55)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed July 22, 2019 and is hereby incorporated by reference.

(56)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2019 and is hereby incorporated by reference.

(57)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed August 26, 2019 and is hereby incorporated by reference.

(58)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed September 27, 2019 and is hereby incorporated by reference.

(59)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Registration Statement on Form S-1/A (No. 333-233657) filed September 24, 2019 and is hereby incorporated by reference.

(60)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2018 and is hereby incorporated by reference.

(61)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed February 27, 2019 and is hereby incorporated by reference.

(62)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed December 11, 2019 and is hereby incorporated by reference.

(63)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed March 26, 2020 and is hereby incorporated by reference.

(64)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed April 6, 2020 and is hereby incorporated by reference.

(65)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s Current Report on Form 8-K filed April 27, 2020 and is hereby incorporated by reference.

(66)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020 and is hereby incorporated by reference.

(67)	Filed with the Securities and Exchange Commission as an exhibit to the Company’s quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2020 and is hereby incorporated by reference.

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

March 30, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ Thomas K Equels	Chief Executive Officer & President,	March 30, 2021
Thomas K. Equels	Director of the Board

/s/ William Mitchell	Chairman of the Board	March 30, 2021
William Mitchell, M.D., Ph.D.	and Director

/s/ Stewart L Appelrouth	Director	March 30, 2021
Stewart L. Appelrouth

/s/ Ellen M Lintal	Chief Financial Officer	March 30, 2021
Ellen M Lintal

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AIM ImmunoTech Inc.

Ocala, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AIM ImmunoTech Inc. (the “Company”) as of December 31, 2020, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Calculation of the fair value of redeemable warrants

As discussed in Note 18 to the consolidated financial statements, the Company has certain redeemable warrants issued in conjunction with offerings that contain a cash settlement feature upon the occurrence of a Fundamental Transaction. The Company calculates the fair value of the redeemable warrants at the end of each quarterly reporting period using a Monte Carlo Simulation, which includes subjective assumptions. Subsequent changes in the fair value of the redeemable warrants are recorded in the consolidated statement of operations and comprehensive loss. As of December 31, 2020, the fair value of the redeemable warrants was approximately $180 thousand.

We identified the calculation of the fair value of the redeemable warrants as a critical audit matter. Specifically, there was a high degree of management subjectivity and judgment in selecting the assumptions used in the Monte Carlo Simulation, including the expected probability of a Fundamental Transaction and the expected stock price volatility. Auditing these elements involved especially subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the use of personnel with specialized skill and knowledge to evaluate the Company’s Monte Carlo Simulation.

The primary procedures we performed to address this critical audit matter included:

●	Testing management’s process for developing the fair value estimate and evaluating the significant assumptions used to calculate the fair value of the redeemable warrants, including the probability of a Fundamental Transaction and testing the accuracy and completeness of data used by management to estimate the fair value of the redeemable warrants, including considering evidence obtained in other areas of the audit to determine if contradictory evidence existed.

●	Utilizing personnel with specialized skills and knowledge in valuation to assist in evaluating (i) the appropriateness of the Monte Carlo Simulation model, and (ii) the expected stock price volatility range that was independently developed in consideration of daily historical stock price volatility information.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

Miami, Florida

March 30, 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of AIM ImmunoTech Inc.

Opinion on the Financial Statement

We have audited the accompanying balance sheet of AIM ImmunoTech Inc. (the “Company”) as of December 31, 2019, and the related statement of operations, stockholders’ equity and cashflows for the year in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Miami, Florida

March 30, 2020

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2020 and 2019

(in thousands, except for share and per share amounts)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$38,501	$1,470
Marketable securities	501	7,308
Funds receivable from New Jersey net operating loss	1,090	776
Accounts receivable, net	34	44
Prepaid expenses and other current assets	184	848
Total current assets	40,310	10,446
Property and equipment, net	6,473	7,116
Right of use asset, net	179	152
Patent and trademark rights, net	1,498	1,151
Marketable securities, long term	15,376	—
Other assets	748	1,889
Total assets	$64,584	$20,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$383	$472
Accrued expenses	442	403
Current portion of operating lease liability	47	38
Current portion of financing obligation	230	214
Total current liabilities	1,102	1,127
Long-term liabilities:
Operating lease liability	132	114
Notes payable	—	3,910
Financing obligation arising from sale leaseback transaction (Note 19)	1,876	2,104
Redeemable warrants	180	57
Commitments and contingencies (Notes 9, 11, 12, 14, 15 and 19)

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 732 shares designated, 778 shares issued and outstanding	732	778
Common Stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 42,154,371 and 10,386,754, respectively	42	10
Additional paid-in capital	402,541	340,228
Accumulated other comprehensive loss	(47)	—
Accumulated deficit	(341,974)	(327,574)
Total stockholders’ equity	61,294	13,442
Total liabilities and stockholders’ equity	$64,584	$20,754

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Years ended December 31,
	2020	2019
Revenues:
Clinical treatment programs - US	$144	$110
Clinical treatment programs - Europe	19	30
Total Revenues	163	140
Costs and Expenses:
Production costs	806	893
Research and development	5,720	4,651
General and administrative	8,654	7,039
Impairment of other assets	135	—
Total Costs and Expenses	15,315	12,583
Operating loss	(15,152)	(12,443)
Interest and other income	219	89
Interest expense and other finance costs	(672)	(427)
Settlement of litigation/Insurance Claim	—	1,217
Extinguishment of debt	142	(345)
Fair value of convertible note adjustment	—	90
Redeemable warrants valuation adjustment	(123)	1,510
Gain from sale of income tax operating losses	1,186	905

Net Loss	(14,400)	(9,404)

Other comprehensive (loss)
Unrealized loss on marketable securities	(47)	—
Net comprehensive loss	$(14,447)	$(9,404)
Basic and diluted loss per share	$(0.45)	$(2.58)
Weighted average shares outstanding basic and diluted	31,842,799	3,642,717

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except share data)

			Common		Accumulated
	Series B	Common	Stock	Additional	other		Total
	Preferred	Stock	.001	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2018	—	1,107,607	$1	$323,749	$—	$(318,170)	$5,580
Shares issued for:
Common Stock issuance, net of costs	—	8,956,228	9	16,946	—	—	16,955
Convertible note origination shares	—	204,246	—	1,473	—	—	1,473
Deemed dividends	—	—	—	(135)	—	—	(135)
Equity based compensation	—	1,932	—	853	—	—	853
Redeemable warrants	—	—	—	(2,787)	—	—	(2,787)
Shares issued to pay accounts payable	—	116,741	—	129	—	—	129
Series B preferred shares issued, net of offering costs	5,312	—	—	—	—	—	5,312
Series B preferred shares converted to Common shares	(4,534)	—	—	—	—	—	(4,534)
Net comprehensive loss	—	—	—	—	—	(9,404)	(9,404)
Balance December 31, 2019	778	10,386,754	10	340,228	—	(327,574)	13,442
Shares issued for:
Common Stock issuance, net of costs	—	31,761,210	32	61,216	—	—	61,248
Warrant Modification	—	—	—	46	—	—	46
Equity-based compensation	—	—	—	1,036	—	—	1,036
Shares issued to pay accounts payable	—	6,407	—	15	—	—	15
Series B preferred shares converted to Common shares	(46)	—	—	—	—	—	(46)
Net comprehensive loss	—	—	—	—	(47)	(14,400)	(14,447)
Balance December 31, 2020	732	42,154,371	$42	$402,541	$(47)	$(341,974)	$61,294

See accompanying notes to consolidated financial statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

Years ended December 31,

	2020	2019
Cash flows from operating activities:
Net loss	$(14,400)	$(9,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	665	735
Redeemable warrants valuation adjustment	123	(1,236)
Abandonment of patents and trademarks	158	—
Fair value of convertible note adjustment	—	(70)
Allowance for bad debt recovery	(30)	—
Warrant modification	46	—
Extinguishment of convertible note	142	345
Amortization of patent, trademark rights	68	57
Changes in ROU assets	(27)	37
Inventory write-off	1,095	—
Impairment of other assets	135	—
Gain from sale of income tax operating losses	(96)	(129)
Equity-based compensation	1,036	853
Amortization of finance and debt issuance costs	112	288
Change in assets and liabilities:
Accounts receivables	40	191
Funds receivable from New Jersey net operating loss	(314)	83
Prepaid expenses and other current assets and other non current assets	671	29
Lease liability	27	(37)
Accounts payable	(89)	(207)
Accrued interest expense	231	129
Accrued expenses	39	(731)
Net cash used in operating activities	(10,368)	(9,067)
Cash flows from investing activities:
Proceeds from sale of marketable securities	10,044	—
Purchase of short-term marketable securities	(18,613)	(5,782)
Purchase of property and equipment	(22)	(68)
Purchase of patent and trademark rights	(573)	(297)
Net cash used in investing activities	(9,164)	(6,147)
Cash flows from financing activities:
Financing obligation payments	(355)	(340)
Proceeds from note payable, net of issuance costs	—	3,632
Payoff of note payable	(4,330)	(2,210)
Proceeds from sale of stock, net of issuance costs	61,248	15,303
Net cash provided by financing activities	56,563	16,385
Net increase in cash and cash equivalents	37,031	1,171
Cash and cash equivalents at beginning of period	1,470	299
Cash and cash equivalents at end of period	$38,501	$1,470
Supplemental disclosures of non-cash investing and financing cash flow information:
Stock issued to settle accounts payable	$15	$129
Conversion of note payable in shares	$—	1,236
Conversion of Series B preferred	$46	4,534
Operating Lease – Right of Use Assets	$66	$188

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Business

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM” or the “Company”) are an immuno-pharma company headquartered in Ocala, Florida and focused on the research and development of therapeutics to treat multiple types of cancers, various viruses and immune-deficiency disorders. The Company has established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

AIM’s flagship products include Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon Alfa-N3). A first-in-class drug is also known as a new molecular entity that contains an active moiety. Ampligen has not been approved by the FDA or marketed in the US.

Since the outbreak of SARS-CoV-2, the novel virus that causes COVID-19, the Company has been actively engaged in determining whether Ampligen could be an effective treatment for this virus or could be part of a vaccine. The Company believes that Ampligen has the potential to be both an early-onset treatment for and prophylaxis against SARS-CoV-2. Ampligen also has potential as a COVID-19 vaccine strategy that combines Ampligen as an immune enhancer seeking to boost the efficacy of the vaccine and also convey cross-reactivity and cross-protection against future mutations. The Company believes that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus.

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

Ampligen represents an RNA being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen has in the clinic demonstrated the potential for standalone efficacy in a number of solid tumors. The Company has also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. This success in the field of immuno-oncology has guided our focus toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen clinical trials testing Ampligen in humans — both underway and planned — at major cancer research centers. Ampligen was used as a monotherapy to treat pancreatic cancer patients in an Early Access Program (EAP) approved by the Inspectorate of Healthcare in the Netherlands at Erasmus Medical Center. In September, AIM reported receipt of statistically significantly results of positive survival benefit when using Ampligen in patients with locally advanced/metastatic pancreatic cancer after systemic chemotherapy. AIM will work with its Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track” and possibly even FDA “breakthrough” designations and to obtain authorization to conduct a follow-up pancreatic cancer Phase 2/3 clinical trial with sites in the Netherlands at Erasmus MC under Prof. van Eijck, and also at major cancer research centers in the United States.

Ampligen is also being evaluated for the treatment of myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS). AIM is currently sponsoring an expanded access program for ME/CFS patients in the U.S. In August 2016, the Company received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. With regulatory approval in Argentina, Ampligen is the world’s only approved therapeutic for ME/CFS. On June 10, 2020, the Company received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen to Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. AIM has supplied GP Pharm with the Ampligen required for testing and ANMAT release. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. The Company continues to pursue our Ampligen New Drug Application, or NDA, for the treatment of CFS with the FDA.

Alferon N Injection is approved for a category of sexually transmitted diseases infection and patients that are intolerant to recombinant interferon in Argentina. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional treatment of refractory (resistant to other treatment) or recurring external condylomata acuminata/genital warts (GW) in patients 18 years of age or older. Certain types of human papilloma viruses cause GW. AIM also has approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina.

The Company operates a 30,000 sq. ft. facility in New Brunswick, NJ, where it conducts testing and has produced limited quantities of active pharmaceutical ingredients (“API”) for its products. The Company has reviewed its operations at the facility and believes that some of the equipment most likely should be upgraded to realize greater efficiencies, when and if it requires more API than is currently in storage. The Company is also exploring engaging a Contract Manufacturing Organization (“CMO”) to produce API. While the Company believes it has sufficient API to meet its current needs, is also continually exploring new efficiencies so as to maximize its ability to fulfill future obligations.

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

(2)	Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash and money market accounts and total $38,501,000 and $1,470,000 at December 31, 2020 and 2019, respectively.

(b) Marketable Securities

Marketable securities consist of mutual funds and debt securities. The Company’s securities are stated at fair value. The Company records changes in fair value of mutual funds in results of operations and the changes in fair value of debt securities in other comprehensive income.

(c) Property and Equipment, net

	(in thousands) December 31,
	2020	2019
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	5,136	5,114
Total property and equipment	15,683	15,661
Less: accumulated depreciation and amortization	(9,210)	(8,545)
Property and equipment, net	$6,473	$7,116

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

(e) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure (“GAAP”) of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates, and those differences may be material. Accounts requiring the use of significant estimates include valuation allowances for inventory, determination of other-than-temporary impairment on securities, valuation of deferred taxes, patent and trademark valuations, stock-based compensation calculations, building valuation, fair value of warrants, convertible note payable and contingency accruals.

Impact of the Novel Coronavirus

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

Management is actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the fiscal year 2021.

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they have no significant financial impact to the consolidated financial statements. The Company has no intention of taking advantage of other benefits but will continue to evaluate the impact on the Company’s financial position.

(f) Revenue

Effective January 1, 2018, the Company adopted Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, using the modified retrospective method and there was no impact to financial position and results of operations as a result of the adoption. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Overall, adoption of the new standard did not result in an adjustment to amounts previously reported in our consolidated financial statements and there were no other significant changes impacting the timing or measurement of our revenue or our business processes and controls.

Revenue from the sale of Ampligen under cost recovery clinical treatment protocols approved by the FDA is recognized when the product is shipped. The Company has no other obligation associated with its products once shipment has been accepted by the customer.

Revenue from the sale Ampligen under the EAP is recognized as the product is distributed and administered to patients involved in the cost recovery program.

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

The Company applies the provisions of FASB ASC 740-10 Uncertainty in Income Taxes. As a result of the implementation, there has been no material change to the Company’s tax positions as they have not paid any corporate income taxes due to operating losses. With the exception of net operating losses generated in New Jersey, all tax benefits will likely not be recognized due to the substantial net operating loss carryforwards which will most likely not be realized prior to expiration. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

Immaterial Revision of Previously Reported Amounts

During the preparation of the consolidated financial statements as of and for the period ended December 31, 2020, Management noted an error in the Company’s previously issued Consolidated Financial Statements. The error in the amount of approximately $535,000 related to the Company’s accounting for income taxes that resulted in a deferred tax benefit associated with the sale of net operating losses. In evaluating whether the previously issued Consolidated Financial Statements were materially misstated, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period financial statements was immaterial. The cumulative effect of adjustments required to correct the misstatements in the Consolidated Financial Statements years prior to 2019 are reflected in the revised opening accumulated deficit balance as of January 1, 2019. The cumulative effect of those adjustments on all periods reduced previously reported accumulated deficit by approximately $406,000. As a result, certain amounts presented in the Company’s Consolidated Balance Sheet and Consolidated Statement of Operations have been revised from the amounts previously reported to correct this error which include an adjustment to decrease Accumulated deficit in the amount of approximately $406,000, increase Other assets in the amount of approximately $535,000, increase Gain from the sale of income tax operating losses of approximately $129,000, decrease Net loss in the amount of approximately $129,000 and increase Basic and diluted loss per share of $(0.04).

(h) Recent Accounting Standards and Pronouncements

In February 2016, the FASB issued ASU 2016-02 - Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for annual reporting periods beginning after December 15, 2018, and early adoption of is permitted as of the standard’s issuance date. ASU 2016-02 allows a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company evaluated the effects and the adoption of this guidance will have on the consolidated financial statements. (See Note 12 : Leases).

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

(j) Accounts Receivable, net

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company’s credit evaluation process. The Company does not require collateral on its receivables. The Company’s receivables were $34,000 and $44,000, net of $30,000 allowance for doubtful accounts, as of December 31, 2020 and 2019, respectively.

(k) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Equivalent Common shares, consisting of 548,374, and 8,351,113 of stock options and warrants, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2020 and 2019, respectively, since their effect is antidilutive due to the net loss of the Company.

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

The Company measures the impairment by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets are considered a non-financial asset and are recorded at fair value only if an impairment charge is recognized. Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. The Company makes subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as the Company reviews its manufacturing process and other manufacturing planning decisions, the useful lives of assets are shorter than the Company had originally estimated, it accelerates the rate of depreciation over the assets’ new, shorter useful lives.

(3)	Inventories

The Company uses the lower of first-in, first-out (“FIFO”) cost or net realizable value method of accounting for inventory.

Commercial sales of Alferon in the U.S. will not resume until new batches of commercial filled and finished product are produced and released by the Food and Drug Administration (“FDA”). While the facility is approved by the FDA under the Biologics License Application (“BLA”) for Alferon, this status will need to be reaffirmed by an FDA pre-approval inspection. The Company also will need the FDA’s approval to release commercial product once it has submitted satisfactory stability and quality release data. Currently, the manufacturing process is on hold and there is no definitive timetable to have the facility back online. The Company estimates it will need approximately $10,000,000 to commence the manufacturing process. Due to the Company extending the timeline of Alferon production to an excess of one year, the Company reclassified Alferon work in process inventory of $1,095,000 to other assets within our balance sheet as of December 31, 2019.

Based on the Company’s current oncology and growing projects related to COVID-19 and ability to ready the manufacturing plant to utilize the current Alferon work in process in a timely manner prior to expiration of the WIP the Company concluded to write off the value of the Alferon as of December 31, 2020 and included within Research and Development expenses on the Consolidated Statement of Comprehensive Loss.

(4)	Marketable Securities

Marketable securities consist of mutual funds and debt securities. At December 31, 2020 and 2019, it was determined that none of the marketable securities had an other-than-temporary impairment. At December 31, 2020 and December 31, 2019, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 18: Fair Value). As of December 31, 2020 and December 31, 2019 the Company held $15,877,000 and $7,308,000 in debt and equity securities respectively. As of December 31, 2019 there were no debt securities.

Debt Securities classified as available for sale consisted of:

December 31, 2020

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains /(Losses)	Gross Unrealized Gains /(Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	$5,746	$—	$(47)	$5,699	$5,699
U.S. Government mortgage backed securities	4,890	—	(52)	4,838	4,838
Corporate bonds	5,288	—	52	5,340	5,340
Totals	$15,924	$—	$(47)	$15,877	$15,877

December 31, 2020
(in thousands)

	Less than 12 Months		12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains
U.S. Treasury notes	$501	$—	$5,245	$(47)	$5,699	$(47)
U.S. Government mortgage backed securities	—	—	4,890	(52)	4,838	(52)
Corporate bonds	—	—	5,288	52	5,340	52
Totals	$501	$—	$15,423	$(47)	$15,877	$(47)

December 31, 2019

(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,308	$7,308
Totals	$7,308	$7,308

Net gain and loss recognized during 2020 and 2019 respectively was $1,000 and $3,000.

(5)	Patents, Trademark Rights, net

December 31, 2018	$911
Acquisitions	297
Amortization	(57)
December 31, 2019	$1,151
Acquisitions	573
Amortization	(68)
Abandonments	(158)
December 31, 2019	$1,498

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method of the estimated useful life of 17 years. During the years ended December 31, 2020, the Company decided not to pursue certain patents in various countries for strategic reasons and recorded abandonment charges which are included in research and development.

Amortization of patents and trademarks for each of the next five years is as follows:

Year Ending December 31,
2021	$75
2022	89
2023	105
2024	124
2025	146
Thereafter	959
Total	$1,498

(6)	Accrued Expenses

Accrued expenses at December 31, 2020 and 2019 consist of the following:

	(in thousands) December 31,
	2020	2019
Compensation	$2	$94
Professional fees	124	73
Clinical trial expenses	—	56
Other expenses	316	180
	$442	$403

(7)	Stockholders’ Equity

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of December 31, 2020, and December 31, 2019, the Company had 732 and 778 shares of Series B Convertible Preferred Stock outstanding, respectively. Each such Preferred Share is convertible into 114 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the twelve months ending December 31, 2020, 46 shares of Series B Convertible Preferred Stock were converted into common stock.

(b) Common Stock

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares.

In June 2019, the Company effected a 44-to-1 reverse stock split of the outstanding shares, in order to become compliant with the NYSE regulations. This did not affect the number of authorized shares. All references herein to shares of common stock, options, warrants and preferred stock have been adjusted to give effect to this reverse stock split.

On July 7, 2020, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of August 31, 2020, the Company has issued 10,730 shares of its common stock at a price of $2.33 for a total of $25,000. This plan expired September 10,2020.

On September 4, 2020, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of October 31, 2020, the Company has issued 12,316 shares of its common stock at a price of $2.03 for a total of $25,000. This plan expired November 1,2020.

On November 5, 2020, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of December 31, 2020, the Company has issued 14,435 shares of its common stock at a price of $1.72 for a total of $25,000. This plan expired January 2, 2021.

On June 11, 2019, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of June 28, 2019, the Company has issued 67,767 shares of its common stock at prices between $4.03 and $4.37 for a total of $274,000. This plan expired August 19, 2019.

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the year ending December 31, 2020, 1,870,000 of the Pre-funded Warrants were exercised and 7,687,860 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification.

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

On November 27, 2017, the Company reactivated its equity distribution agreement (the “EDA”) with Maxim Group LLC (“Maxim”). During the year ended December 31, 2019, the Company sold an aggregate of 49,463 shares under the EDA for proceeds of $827,000 net of $25,000 in commissions.

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim, pursuant to which it could sell from time to time, shares of its Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced the EDA with Maxim. For the year ended December 31, 2020, the Company sold 20,444,807 shares under the 2019 EDA for total gross proceeds of $53,936,615, which includes a 3.5% fee to Maxim of $1,888,727.

The 2018 Equity Incentive Plan, effective September 12, 2018, authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of Common Stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. On October 17, 2018, the Board of Directors issued 26,324 options to the officers and directors at the exercise price of $9.68 expiring in 10 years, and on November 14, 2018, the Board of Directors issued 23 options to each employee, officer and director at the exercise price of $9.68 expiring in ten years. On January 28, 2019, 27,570 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year. In August 2020, 400,000 options were issued to each of these officers with an exercise price range of $2.77 to $3.07 for a period of ten years with a vesting period of one year. During December 2020, 675,000 options were issued to employees with an exercise price range of $1.85 to $1.96 for a period of ten years with a vesting period of one year.

As of December 31, 2020, and 2019, there were 42,154,371 and 10,386,754 shares outstanding, respectively.

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

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.3% - 0.46%	2.6%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	115.24% - 116.79%	82.60%
Weighted average grant date fair value for options and equity warrants issued	$2.28 per option for 1,025,000 options	$9.68 per option for 39,267 options

The exercise price of all stock options and equity warrants granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant.

Information regarding the options approved by the Board of Directors under Equity Plan of 2009 is summarized below. The plan expired June 24, 2019:

	2020			2019
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	132,615	13.20 – 2,127.84	31.65	144,060	13.20 -2,127.84	15.84
Granted	—		—	—	—	—
Forfeited	(2,935)	9.68 – 380.16	82.38	(11,445)	13.20 – 2,127.84	37.45
Exercised	—	—	—	—	—
Outstanding, end of year	129,680	13.20-2,127.84	23.05	132,615	13.20 - 2,127.84	31.65
Exercisable, end of year	98,138	13.20-2,127.84		50,552	13.20 – 2,127.84
Weighted average remaining contractual life (years)	5.6 years			6.7 years

Information regarding the options approved by the Board of Directors under the Equity Plan of 2018 is summarized below:

	2020			2019
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	61,806	9.68	9.68	27,029	—	—
Granted	1,025,000	1.85 – 3.07	2.33	39,268	9.68	9.68
Forfeited	(257)	9.68 – 16.72	2.75	(4,491)	—	—
Exercised	—	—	—	—	—	—
Outstanding, end of year	1,086,549	1.85 – 9.68	2.75	61,806	9.68	9.68
Exercisable, end of year	243,750	1.85 – 9.68	2.75	49,376	9.68	9.68
Weighted average remaining contractual life (years)	9.4 years			9.1 years
Available for future grants	38,268			87,798

Stock option activity during the years ended December 31, 2020 and 2019 is as follows:

Stock option activity for employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2018	116,149	$33.00	5.89	—
Granted	27,570	9.68	—	—
Forfeited	(15,972)	19.76	—	—
Outstanding December 31, 2019	127,747	$29.61	6.41	—
Granted	925,000	2.28	9.78	—
Forfeited	(2,483)	19.50
Expired	(569)	348.48	—	—
Outstanding December 31, 2020	1,049,695	$5.38	9.28	—
Vested and expected to vest at December 31, 2020	1,049,695	$5.38	9.28	—
Exercisable at December 31, 2020	282,666	$6.57	8.00	—

The weighted-average grant-date fair value of employee options granted during the year 2020 was $2,110,250 for 925,000 options at $2.28 per option and during year 2019 was $267,000 for 27,570 options at $9.68 per option.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2018	100,177	$21.12	8.62	—
Granted	27,570	9.68	9.10	—
Vested	(59,464)	12.02	8.40	—
Forfeited	—	—	—	—
Unvested December 31, 2019	68,283	$23.79	7.48	—
Granted	925,000	2.28	9.78	—
Vested	(226,254)	3.93	7.53	—
Forfeited	—	—	—	—
Unvested December 31, 2020	726,209	$3.71	10.16	—

Stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2018	55,130	$29.92	5.69	—
Granted	11,697	9.68	—	—
Exercised	—	—	—	—
Forfeited	(152)	151.52	—	—
Outstanding December 31, 2019	66,675	$24.09	5.47	—
Granted	100,000	2.77	9.58	—
Exercised	—	—	—	—
Forfeited	(142)	104.29	—	—
Outstanding December 31, 2020	166,533	$11.03	7.54	—
Vested and expected to vest at December 31, 2020	166,533	$11.03	7.54	—
Exercisable at December 31, 2020	59,222	$5.95	9.15	—

The weighted-average grant-date fair value of non-employee options granted during year 2020 was $277,000 for 100,000 options at $2.77 per option and during the year 2019 was $113,000 for 11,697 options at $9.68 per option.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2018	55,130	$13.64	5.84	—
Granted	11,697	9.68	—	—
Vested	—	—	—	—
Forfeited	(152)	151.52	—	—
Unvested December 31, 2019	66,675	$12.80	5.59	—
Granted	100,000	2.77	9.58	—
Vested	(59,364)	5.95	—	—
Forfeited	—	—	—	—
Unvested December 31, 2020	107,311	$7.24	6.88	—

Stock-based compensation expense was approximately $1,036,000 and $853,000 for the years ended December 31, 2020, and 2019 resulting in an increase in general and administrative expenses and loss per share of $0.03 and $0.23, respectively.

As of December 31, 2020, and 2019, there was $1,599,000 and $696,000, respectively, of unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plans. Stock-based compensation related to options granted under the Equity Incentive Plans will be recorded over the vesting period which is typically one year or upon reaching agreed upon company and/or individual performance milestones being met which is indefinite.

(ii) Stock Warrants

Stock warrants are issued as needed by the Board of Directors and have no formal plan.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the warrant. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the warrants was estimated based on historical option holder’s behavior and represents the period of time that options are expected to be outstanding. There were 16,907,471 granted in 2019 at $0.99 - $8.80 per warrant. No warrants were granted in 2020.

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	2020			2019
	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price
Outstanding, beginning of year	10,201,761	$.909 – 469.92	$1.54	325,802	$17.16-469.92	$15.84
Granted	—	—	—	16,907,471	0.99-8.80	1.23
Forfeited	—	—	—	(930)	269.28	269.28
Exercised	(9,826,661)	0.90-8.80	0.97	(7,030,582)	0.80-8.80	1.42
Outstanding, end of year	375,100	$0.99-469.92	$116.38	10,201,761	$0.90 – 469.92	$1.54
Exercisable	375,100	$0.99-469.92	$116.38	10,201,761	$0.90 – 469.92	$1.54
Weighted average remaining contractual life	5.75 years			6.75 years
Years exercisable	2021-2024			2020-2024

Stock warrants are issued at the discretion of the Board. In 2020 there were no warrants issued and in 2019, there were 16,907,471 warrants issued at a weighted average price of $1.23. 9,826,661 warrants were exercised in 2020 and 7,030,582 were exercised in 2019.

(8)	Segment and Related Information

The Company operates in one segment, which performs research and development activities related to Ampligen and other drugs under development. The Company’s revenues for the two-year period ended December 31, 2020, were earned in the United States and overseas. All assets are maintained in the United States of America.

(9)	Research, Consulting and Supply Agreements

In 2016, the Company entered into a five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, myTomorrows, as the exclusive service provider and distributor in the Territory, is performing EAP activities.

Jubilant HollisterStier (Jubilant) is AIM’s authorized CMO for Ampligen for the approval in Argentina. In 2017, the Company entered into a purchase order with Jubilant pursuant to which Jubilant will manufacture batches of Ampligen® for the Company. Since the 2017 engagement of Jubilant, four lots of Ampligen consisting of more than 16,000 units have been manufactured and released in year 2018. The first lot was designated for human use in the US in the cost recovery CFS program and for expanded oncology clinical trials. The second lot has been designated for these programs in addition to commercial distribution in Argentina for the treatment of CFS. We paid Jubilant $320,000 in 2017 and $1,078,000 in 2018 for a total of $1,398,000 to date for these services. In 2019, the Company entered into a purchase order with Jubilant pursuant to which Jubilant will manufacture two additional batches of Ampligen for the Company. Two commercial size batches will be filled and finished for human use in early 2020. The company paid Jubilant $383,320 in 2019 to date for these services.

The production of additional polymer (Ampligen intermediates) took place in 2019 at the Company’s New Brunswick facility. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials.

In December 2020, AIM added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance the Company’s capacity to produce the drug Ampligen. This addition amplifies AIM’s manufacturing capability by providing redundancy and cost savings. The contracts augment AIM’s existing fill and finish capacity. As agreed to in the Master Services Agreement, the terms of each of AIM’s projects with Pii will be negotiated separately and defined in individual Service Contracts.

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. A 6% Company matching contribution was established, effective as of January 1, 2010 through December 31, 2015. As of January 1, 2016, the matching has been terminated. For 2020 and 2019, the Company made no contributions towards the 401(k) Plan in these years.

(11)	Royalties, License and Employment Agreements

The Company had contractual agreements with Named Executive Officers, exclusive of Mr. Pascale, who retired in September 2019, (“Officers”) in 2020, and 2019. The aggregate annual base compensation for these Officers under their respective contractual agreements for 2020, and 2019 was $ 850,000, and $750,000, respectively. In addition, certain of these Officers were entitled to receive performance bonuses of up to 25% or 20% of their respective annual base salary, at the sole discretion of the Compensation Committee of the Board of Directors. In 2020 and 2019, Officers’ bonuses were $913,500 and $0 respectively.

In 2020, equity was granted as a form of compensation to these Officers.

a.	The Company granted 300,000 ten-year options to purchase common stock with exercise prices of $3.05 per share to vest in a year to Thomas K. Equels, Chief Executive Officer.

b.	The Company granted 300,000 ten-year options to purchase common stock with exercise prices of $1.96 per share to vest in a year to Thomas K. Equels, Chief Executive Officer.

c.	The Company granted 75,000 ten-year options to purchase common stock with exercise prices of $1.85 per share which vest in one year to Peter Rodino, Chief Operating Officer and General Counsel.

d.	The Company granted 75,000 ten-year options to purchase common stock with exercise prices of $1.85 per share which vest in one year to Ellen Lintal, Chief Financial Officer.

In 2019, equity was granted as a form of compensation to these Officers:

a.	The Company granted 9,685 ten-year options to purchase common stock with exercise prices of $9.68 per share to vest in a year to Thomas K. Equels, Chief Executive Officer.

b.	The Company granted 4,520 ten-year options to purchase common stock with exercise prices of $9.68 per share which vest in one year to Peter Rodino, Chief Operating Officer and General Counsel.

c.	The Company granted to Thomas K. Equels, Chief Executive Officer, 97,500 shares of Restricted Stock Awards with an exercise price ranging from $0.40 to $0.55 per share which vest in 6 months, for 25% cut in salary.

d.	The Company granted to Peter Rodino, Chief Operating Officer General Counsel, 45,500 Restricted Stock Awards with an exercise price ranging from $0.40 to $0.55 per share which vest in 6 months, for 25% cut in salary.

e.	The Company granted to Ellen M. Lintal, Chief Financial Officer, 22,528 shares of Restricted Stock Awards with an exercise price ranging from $0.40 to $0.55 per share which vest in 6 months, for 25% cut in salary.

The Company recorded stock compensation expense of approximately $433,000 and $118,000 during the years ended December 31, 2020 and 2019 respectively with regard to these issuances.

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

The new standard was effective for the Company on January 1, 2019, with early adoption permitted. A modified retrospective transition approach was required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application.

The new standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company elected all the new standard’s available transition practical expedients other than the use-of hindsight.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, it will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for leases of office equipment.

This standard had a material effect on the Company’s financial statements. The most significant effect related to the recognition of new ROU assets and lease liabilities on the balance sheet for real estate and equipment operating leases and providing significant new disclosures about the Company’s leasing activities.

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

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 6 months and 4 years. As of December 31, 2020, the weighted-average remaining term is 1.92 years.

The Company has determined that the incremental borrowing rate is 10% as of December 31, 2020 based upon the recently completed financing transaction in December 2019.

Year Ending December 31,
2021	$52
2022	48
2023	47
2024	34
2025	18
Less imputed interest	(20)
Total	$179

As of December 31, 2020, the balance of the right of use assets was $179,000 and the corresponding lease liability balance was $179,000. The total rent expense for the years ended December 31, 2020 and 2019 amounted to approximately $53,000 and $59,000, respectively. The total short term rent expense for the years ended December 31, 2020 and 2019 amounted to approximately $34,000 and $23,000, respectively.

(13)	Income Taxes (FASB ASC 740 Income Taxes)

The Company’s applies the provisions of FASB ASC 740-10 Uncertainty in Income Taxes. As a result of the implementation, there has been no material change to the Company’s tax positions as they have not paid any corporate income taxes due to operating losses. With the exception of net operating losses and research and development credits generated in New Jersey, all tax benefits will likely not be recognized due to the substantial net operating loss carryforwards which will most likely not be realized prior to expiration.

As of December 31, 2020, the Company has approximately $180.8M of Federal net operating loss carryforwards (expiring in the years 2021 through 2038) and $33.7M of Federal net operating loss with no expiration date available to offset future federal taxable income. The Company also has approximately $13.1M of New Jersey state net operating loss carryforwards (expiring in 2041) available to offset future state taxable income and net operating loss carryforwards in Belgium of approximately $2.8M with no expiration. In December 2020, the Company effectively sold $10,000,000 of its New Jersey state net operating loss carryforward for the year 2019 for approximately $1,090,000. In December 2019, the Company effectively sold $8,000,000 of its New Jersey state net operating loss carryforward for the year 2018 for approximately $776,000.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. With the exception of net operating losses generated in New Jersey which can be surrendered for 80% of their values, due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the remainder of our deferred tax assets are fully offset by a valuation allowance at December 31, 2020 and 2019.

The components of the net deferred tax assets and liabilities as of December 31, 2020 and 2019 consist of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2020	2019
Net operating losses	$46,648	$44,653
Amortization & depreciation	150	150
R&D credits	—	69
Stock compensation	271	223
Total deferred tax assets	47,069	45,095

Deferred tax liabilities:
Research and development costs	(91)	(91)
Deferred tax assets, net	46,978	45,004
Less: Valuation allowance	(46,346)	(44,468)
Deferred tax assets, net	632	536

Deferred tax assets are included within other assets in the accompanying Consolidated Balance Sheets. The benefits of deferred tax assets are included within the gain from sale of income tax operating losses in the accompanying Consolidated Statements of Comprehensive Loss.

(14)	Convertible Note Payable

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

There were a series of debt conversions during 2019 which partially converted $1,400,000 of the $3,408,000 convertible debt, as amended, into stockholders’ equity, adding approximately $1,400,000 to stockholders’ equity. The number of shares issued in these conversions were 204,246 shares. In October 2019 and November 2019 respectively, the lender redeemed $300,000 pursuant to the terms of the modification. In connection with the IR Note, the Company recorded a gain equal to $127,000 for the year-end December 31, 2019. See Note 15: Note Payable.

Interest expense associated with the IR Note was $0 for the year ended December 31, 2020, and $224,000 for the year ended December 31, 2019.

(15)	Note Payable

On August 5, 2019, the Company issued a Secured Promissory Note (the “CV Note”) with Chicago Venture Partners, L.P. (the “CV”). The Note has an original principal amount of $2,635,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. The Company received proceeds of $1,900,000 after an original issue discount and payment of Lender’s legal fees. Pursuant to a Security Agreement between the Company and the Lender, repayment of the Note is secured by substantially all of our assets other than its intellectual property.

During the quarter ending June 30, 2020, the Holder made redemptions of $650,000 reducing the principal to $1,985,000. On May 29, 2020, the Company paid off the outstanding CV note consisting of principal of $1,985,000, and accrued interest payable of $220,000. The net payment of $1,795,000, less the write off of the origination discount of $369,000 and issuance costs of $6,000, resulted in a gain on extinguishment of $66,000.

Interest expense associated with the CV Note was approximately $116,000, for the year ended December 31, 2020 and was approximately $241,000, for the year ended December 31, 2019, which included approximately $127,000 associated with the amortization of applicable discounts to the CV Note.

On December 5, 2019, the Company issued a secured Promissory Note (the “AS Note”) to Atlas Sciences L.P. (“AS”). The AS Note has an original principal amount of $2,175,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its term. In conjunction with the AS Note, the Company utilized $1,650,000 of the net proceeds from the AS Note to pay off in full its obligation to Iliad, an entity with affiliations to AS, pursuant to the IR Note (see Note 14).

The Company evaluated the IR Note transaction in accordance with ASC 470, Debt (“ASC 470”) and determined the exchange is considered an extinguishment of the existing debt and issuance of new debt. As a result, the Company derecognized the liability and recorded a loss on the extinguishment of debt of $250,000 which was equal to the difference between the reacquisition price of the debt and the net carrying amount (amount due at maturity, adjusted for unamortized discounts) of the extinguished debt. Subsequently, the AS Note was recorded in accordance with ASC 470 whereby the Company recorded a liability equal to the proceeds received on December 5, 2019.

On June 19, 2020, the Company paid off the outstanding AS note which consisted of original principal of $2,175,000, and accrued interest payable of $122,000 less origination discount of $376,000 and issuance costs of $7,000, with a net note payable of $1,838,000, including a gain on extinguishment of $76,000.

Interest expense associated with AS Note for the period ending December 31, 2020 was $106,000, and was approximately $37,000 for the year ended December 31, 2019.

(16)	Certain Relationships and Related Transactions

The Company has an employment agreement with its Chief Executive Officer and has granted its executive officers and directors options and warrants to purchase its common stock. Please see details of these Employment Agreements in Note 11 - Royalties, License and Employment Agreements.

As set forth in Section 3(c)(ii) of his prior employment agreement, Mr. Equels earned $8,000 and $7,000 for 5% of the Ampligen cost recovery sales in 2020 and 2019, respectively.

(17)	Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, such amounts in non-interest-bearing accounts may be in excess of Federal Deposit Insurance Corporation insurance limits. There were no credit-based sales for 2020 and 2019.

(18)	Fair Value

The Company is required under U.S. GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheets.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Warrants”) related to the Company’s August 2016, February 2017, June 2017, August 2017, April 2018, and March 2019 common stock and warrant issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	December 31,	December 31,
	2020	2019
Underlying price per share	$1.79	$0.54
Exercise price per share	$82.50	$82.50
Risk-free interest rate	0.09%	1.58%
Expected holding period	0.67	1.67
Expected volatility	90%	96%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	December 31,	December 31,
	2020	2019
Underlying price per share	$1.79	$0.54
Exercise price per share	$30.25-$33.00	$30.25-$33.00
Risk-free interest rate	0.12%	1.6%
Expected holding period	1.58-1.60	2.59-2.60
Expected volatility	160%	89%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	December 31,	December 31,
	2020	2019
Underlying price per share	$1.79	$0.54
Exercise price per share	$27.50	$27.72
Risk-free interest rate	0.11%	1.60%
Expected holding period	1.42	2.42
Expected volatility	175%	91%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	December 31,	December 31,
	2020	2019
Underlying price per share	$1.79	$0.54
Exercise price per share	$19.80	$19.80
Risk-free interest rate	0.11%	1.59%
Expected holding period	1.18	2.18
Expected volatility	165%	94%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	December 31,	December 31,
	2020	2019
Underlying price per share	$1.79	$0.54
Exercise price per share	$17.16	$17.16
Risk-free interest rate	0.16%	1.59%-1.65%
Expected holding period	2.81	0.82-3.82
Expected volatility	130%	86% - 124%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	December 31,	December 31,
	2020	2019
Underlying price per share	$1.79	$0.54
Exercise price per share	$8.80	$8.80
Risk-free interest rate	0.19%	1.66%
Expected holding period	3.19	4.19
Expected volatility	125%	87%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.

3.	Industry and market conditions continue to include a global market recession, adding risk to any transaction.
4.	Available capital for a potential buyer in a cash transaction continues to be limited.
5.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
6.	The Company has minimal revenues streams which are insufficient to meet the funding needs for the cost of operations or construction at their manufacturing facility; and
7.	The Company’s Rights Agreement and Executive Agreements make it less attractive to a potential buyer.

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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $180,000 and $57,000 at December 31, 2020 and 2019, respectively.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 2020, the Company has classified the warrants with cash settlement features and a convertible note payable as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants and the convertible note.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,877	$15,877	$—	$—
Liabilities:
Redeemable warrants	$180	—	—	$180

	(in thousands) As of December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,308	$7,308	$—	$—
Liabilities:
Redeemable warrant	$57	—	—	$57

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2019	$57
Fair value adjustments	123
Balance at December 31, 2020	$180

(19)	Financing Obligation Arising from Sale Leaseback Transaction

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years at $408,000 per year for two years through March 31, 2020. The lease payments will increase 2.5% per year for the next three years through March 31, 2023 and the lease payments will increase 3% for the remaining five years through March 31, 2028. The sale of the property includes an option to repurchase the property at fair value which does not permanently transfer all the risks and rewards of ownership to the buyer. The option to repurchase the property also would be at a higher price than the sales price and is considered likely based upon the Company’s plans going forward. Because the sale of the property includes the option to repurchase the property and includes the above attributes, the transaction was accounted for as a financing transaction whereby the Company debited cash for the amount of cash received and credited financing obligation. The Company will continue to report the property as an asset and the property will continue to be depreciated. If the option is exercised, the cash payment by the seller-lessee is to pay off the financing obligation. As part of the sale of this building, warrants were provided to the buyer for the purchase of up to 3,225,806 shares of Company common stock for a period of five years at an exercise price of $0.3875 per share, 125% of the closing price of the common stock on the NYSE American on the date of execution of the letter of intent for the purchase. The warrants cannot be exercised to the extent that any exercise would result in the purchaser owning in excess of 4.99% of the Company’s issued and outstanding shares of common stock.

The Property and equipment in “Note 7 Stockholders’ Equity” above are the property and equipment involved in this transaction. Depreciation on the building will continue until a sale has been recognized.

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of December 31, 2020, are as follows:

During the Year:	(amount in thousands)
2021	$426
2022	437
2023	449
2024	463
2025	477
Thereafter	1,091
Total of Payments	$3,343
Less Deferred Issuance Costs	(192)
Less Discount on Debt Instrument	(824)
Less Imputed Interest	(221)
Total Balance	$2,106
Less Current Portion	(230)
Long Term Portion	$1,876

Interest expense relating to this financing agreement was $61,000 for the year ended December 31, 2020 an $67,000 for the year ended December 31, 2019.

(20)	Subsequent Events

In January 2021, the Company entered into a sponsorship agreement with the Centre for Human Drug Research (“CHDR”) for a proposed clinical study on the safety of the Company’s drug Ampligen as an intranasal therapy. CHDR, an independent institute located in Leiden in the Netherlands, will conduct and manage the proposed clinical study, titled “A Phase I, Randomized, Double-Blind, Placebo-Controlled Study to Evaluate the Safety and Activity of Repeated Intranasal Administration of Ampligen (Poly I:Poly C12U) in Healthy Subjects.” The Company is funding the clinical study at a cost of approximately $980,000.

In February 2021, the Company completed its At-The-Market (ATM) facility and closed the ATM’s Equity Distribution Agreement (EDA) with Maxim Group LLC.

In February 2021, the Company received formal notification from the European Commission (“EC”) that the European Medicines Agency (“EMA”) has designated Ampligen as an Orphan Medicinal Product (“OMP”) for treatment of pancreatic cancer. Medications that have an OMP designation by the EMA, once commercially approved in the European Union (“EU”), receive benefits including up to ten years of protection from market competition from similar medicines with similar active component and indication for use that are not shown to be clinically superior.

In March 2021, the Company entered into employment agreements with Peter Rodino and Ellen Lintal. The agreements run for three years and one year, respectively. Compensation is divided into both short- and long-term compensation. Short term (cash) compensation will consist of a base salary of $425,000 and $350,000, respectively. Mr. Rodino and Ms. Lintal will be awarded a year-end target bonus based on performance and goals established by the Compensation Committee. Long term compensation will be provided by 100,000 non-qualified yearly stock options with one-year vesting commencing on November 30, 2021. In addition, Mr. Rodino and Ms. Lintal shall each be entitled to awards (“Event Awards”) equal to 1% of the “Gross Proceeds” from specific events such as licensing agreements or “therapeutic indication” (each, an “Event”). Gross Proceeds means those cash amounts paid to the Company by the other parties for licensing agreements, therapeutic acquisitions or any other one time cash generating event. Therapeutic indications are for example target organ specific pathologically defined cancer indications, vaccine enhancers, broad spectrum antiviral indications, or medical entities associated with persistent severe fatigue. Mr. Rodino and Ms. Lintal also will each be entitled to an award (an “Acquisition Award”) equal to 1% of the Gross Proceeds, upon the sale of the Company or substantially all of its assets (an “Acquisition”). An Event Award or Acquisition Award shall be paid in cash within 90 days of our receipt of the Gross Proceeds.

