Form 10-Q
period 2021-03-31
AIM ImmunoTech Inc.
filed 2021-05-17
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

47,832,997 shares of common stock were outstanding as May 12, 2021.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$48,773	$38,501
Marketable securities	1,164	501
Funds receivable from New Jersey net operating loss	1,090	1,090
Accounts receivable, net	34	34
Prepaid expenses and other current assets	158	184
Total current assets	51,219	40,310
Property and equipment, net	6,311	6,473
Right of use asset, net	168	179
Patent and trademark rights, net	1,798	1,498
Marketable securities, long term	13,664	15,376
Other assets	929	748
Total assets	$74,089	$64,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189	$383
Accrued expenses	498	442
Current portion of operating lease liability	49	47
Current portion of financing obligation	234	230
Total current liabilities	970	1,102
Long-term liabilities:
Operating lease liability	119	132
Financing obligation arising from sale leaseback transaction (Note 13)	1,816	1,876
Redeemable warrants	217	180
Commitments and contingencies (Notes 11, 12, 13, and 14)

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 725 shares designated, 732 shares issued and outstanding	725	732
Common Stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 47,832,997 and 42,154,371, respectively	48	42
Additional paid-in capital	415,955	402,541
Accumulated other comprehensive loss	(208)	(47)
Accumulated deficit	(345,553)	(341,974)
Total stockholders’ equity	70,967	61,294
Total liabilities and stockholders’ equity	$74,089	$64,584

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
Revenues:
Clinical treatment programs - US	$28	$43
Clinical treatment programs - Europe	—	2
Total Revenues	28	45
Costs and Expenses:
Production costs	237	204
Research and development	1,424	898
General and administrative	2,112	2,268
Total Costs and Expenses	3,773	3,370
Operating loss	(3,745)	(3,325)
Interest and other income	72	21
Interest expense and other finance costs	(50)	(322)
Redeemable warrants valuation adjustment	(37)	(182)
Gain from sale of Income tax operating losses	181	—

Net Loss	(3,579)	(3,808)

Other comprehensive (loss)
Reclassification adjustment for realized investment lost	2	—
Change in unrealized loss on marketable securities available for sale	(163)	(4)
Comprehensive loss	$(3,740)	$(3,812)
Basic and diluted loss per share	$(0.08)	$(0.22)
Weighted average shares outstanding basic and diluted	45,726,855	17,490,322

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	$732	42,154,371	$42	$402,541	$(47)	$(341,974)	$61,294
Shares issued for:
Common stock issuances, net of costs	—	5,678,626	6	12,881	—	—	12,887
Equity-based compensation	—	—	—	526	—	—	526
Series B preferred shares converted to common shares	(7)	—	—	7	—	—	—
Comprehensive loss	—	—	—	—	(161)	(3,579)	(3,740)
Balance March 31, 2021	$725	47,832,997	$48	$415,955	$(208)	$(345,553)	$70,967

	Series B Preferred	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	$778	10,386,754	$10	$340,228	$—	$(328,109)	$12,907
Shares issued for:
Common stock issuance, net of costs	—	17,628,996	18	25,755	—	—	25,773
Warrant modification	—	—	—	46	—	—	46
Equity-based compensation	—	—	—	196	—	—	196
Shares issued to pay accounts payable	—	4,762	—	10	—	—	10
Series B preferred shares converted to common shares	(9)	—	—	—	—	—	(9)
Comprehensive loss	—	—	—	—	(4)	(3,808)	(3,812)
Balance March 31, 2020	$769	28,020,512	$28	$366,235	$(4)	$(331,917)	$35,111

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(in thousands)

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(3,579)	$(3,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	162	173
Redeemable warrants valuation adjustment	37	182
Warrant modification	—	46
Amortization of patent, trademark rights	65	18
Changes in ROU assets	11	11
Loss on available for sale marketable securities	2	—
Gain from sale of income tax operating losses	(181)	—
Equity-based compensation	526	196
Amortization of finance and debt issuance costs	36	181
Change in assets and liabilities:
Accounts receivable	—	(2)
Prepaid expenses and other current assets and other non current assets	26	49
Lease liability	(11)	(11)
Accounts payable	(194)	(307)
Accrued interest expense	—	139
Accrued expenses	55	(117)
Net cash used in operating activities	(3,045)	(3,250)
Cash flows from investing activities:
Proceeds from sale of marketable securities	2,039	14,116
Purchase of short-term marketable securities	(1,151)	(10,319)
Purchase of property and equipment	—	(7)
Purchase of patent and trademark rights	(365)	(107)
Net cash provided by investing activities	523	3,683
Cash flows from financing activities:
Financing obligation payments	(93)	(86)
Proceeds from sale of stock, net of issuance costs	12,887	25,773
Net cash provided by financing activities	12,794	25,687
Net increase in cash and cash equivalents	10,272	26,120
Cash and cash equivalents at beginning of period	38,501	1,470
Cash and cash equivalents at end of period	$48,773	$27,590
Supplemental disclosures of non-cash investing and financing cash flow information:
Stock issued to settle accounts payable	$—	$10
Conversion of Series B preferred	$7	$9

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM” or the “Company”) are an immuno-pharma company headquartered in Ocala, Florida and focused on the research and development of therapeutics to treat multiple types of cancers, viruses and immune-deficiency disorders. The Company has established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

AIM’s flagship products include Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon Alfa-N3). A first-in-class drug is also known as a new molecular entity that contains an active moiety. Ampligen has not been approved by the FDA or marketed in the United States.

Since the outbreak of SARS-CoV-2, the novel virus that causes COVID-19, the Company has been actively engaged in determining whether Ampligen could be an effective treatment for this virus or could be part of a vaccine. The Company believes that Ampligen has the potential to be both an early-onset treatment for and prophylaxis against SARS-CoV-2. Ampligen also has potential as a COVID-19 vaccine strategy that combines Ampligen as an immune enhancer seeking to boost the efficacy of the vaccine and also convey cross-reactivity and cross-protection against future mutations. The Company believes that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus. Given the evolution of uncertainty associated with SAR-CoV-2, there is uncertainty as to the effects on the Company’s financial position, results of operations or cash flows.

The full impact of the COVID-19 outbreak continues to evolve, as such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations.

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

Ampligen represents an RNA being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen has in the clinic demonstrated the potential for standalone efficacy in a number of solid tumors. The Company has also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. This success in the field of immuno-oncology has guided the Company’s focus toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen clinical trials testing Ampligen in humans — both underway and planned — at major cancer research centers. Ampligen was used as a monotherapy to treat pancreatic cancer patients in an Early Access Program (EAP) approved by the Inspectorate of Healthcare in the Netherlands at Erasmus Medical Center. In September 2020, AIM reported receipt of statistically significantly results of positive survival benefit when using Ampligen in patients with locally advanced/metastatic pancreatic cancer after systemic chemotherapy. AIM will work with its Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track” and possibly even FDA “breakthrough” designations and to obtain authorization to conduct follow-up pancreatic cancer Phase 2/3 clinical trials with potential sites in the Netherlands at Erasmus MC under Prof. van Eijck, and also at major cancer research centers in the United States.

Ampligen is also being evaluated for the treatment of myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS). AIM is currently sponsoring an expanded access program for ME/CFS patients in the U.S. In August 2016, the Company received approval of its New Drug Application, or NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. With regulatory approval in Argentina, Ampligen is the world’s only approved therapeutic for ME/CFS. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, the Company received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen to Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. AIM has supplied GP Pharm with the Ampligen required for testing and ANMAT release. Once final approval by ANMAT is obtained, the Company anticipates that GP Pharm will begin distributing Ampligen in Argentina. The Company continues to pursue its Ampligen NDA, for the treatment of CFS with the FDA.

Alferon N Injection is approved for a category of sexually transmitted disease infections and patients that are intolerant to recombinant interferon in Argentina. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional treatment of refractory (resistant to other treatment) or recurring external condylomata acuminata/genital warts (GW) in patients 18 years of age or older. Certain types of human papilloma viruses cause GW. AIM also has approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina.

The Company operates a 30,000 sq. ft. facility at 783 Jersey Ave, New Brunswick, NJ, where it conducts testing and has produced limited quantities of active pharmaceutical ingredients (“API”) for its products. The Company has reviewed its operations at the facility and believes that some of the equipment most likely should be upgraded to realize greater efficiencies, when and if it requires more API than is currently in storage. The Company is also exploring engaging a Contract Manufacturing Organization (“CMO”) to produce API. While the Company believes it has sufficient API to meet its current needs, it is also continually exploring new efficiencies so as to maximize its ability to fulfill future obligations. On April 5, 2021, the Company’s board of directors approved the exercise of AIM’s option to re-purchase the New Brunswick facility, pursuant to the terms of the March 16, 2018 sale and lease-back agreement and, thereafter, the Company sold certain equipment and machinery that it determined to be obsolete and no longer needed for current and future manufacturing.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 31, 2021.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 1,672,825 and 520,508 are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2021 and 2020, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted in the three months ended March 31, 2021 and 2020.

Stock option for employees’ activity during the three months ended March 31, 2021 is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	1,049,695	$5.38	9.28	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(189)	68.64	—	—
Outstanding March 31, 2021	1,049,506	$5.37	9.03	$—
Vested and expected to vest March 31, 2021	1,049,506	$5.37	9.03	$—
Exercisable March 31, 2021	518,194	$4.73	8.24	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2021	767,029	$3.71	9.68	$—
Granted	—	—	—	—
Expired	(189)	68.64	—	—
Vested	(235,528)	2.51	—	—
Unvested March 31, 2021	531,312	$8.35	7.47	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	166,533	$11.03	6.88	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(322)	955.93	—	—
Outstanding March 31, 2021	166,211	$9.18	7.30	$—
Vested and expected to vest March 31, 2021	166,211	$9.18	7.30	$—
Exercisable March 31, 2021	129,758	$4.73	7.73	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2021	66,202	$7.24	6.63	$—
Granted	—	—	—	—
Expired	—	—	—	—
Vested	(29,749)	4.69	—	—
Unvested March 31, 2021	36,453	$9.32	5.73	$—

Stock-based compensation expense was approximately $526,000 and $196,000 for the three months ended March 31, 2021 and 2020 resulting in an increase in general and administrative expenses, respectively.

As of March 31, 2021, and 2020, respectively, there was approximately $914,000 and $1,324,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Marketable Securities

Marketable securities consist of debt securities. As of March 31, 2021, and December 31, 2020, it was determined that none of the marketable securities had an other-than-temporary impairment. At March 31, 2021 and December 31, 2020, all securities were measured as Level 1 instruments of the fair value measurements standard (see Note 12: Fair Value). As of March 31, 2021, and December 31, 2020 the Company held $14,828,000 and $15,877,000 in debt and equity securities, respectively.

Debt securities classified as available for sale consisted of:

March 31, 2021
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains /(Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	$5,699	$(48)	$5,651	$5,651
U.S. Government mortgage backed securities	4,200	(43)	4,157	4,157
Corporate bonds	5,090	(70)	5,020	5,020
Totals	$14,989	$(161)	$14,828	$14,828

December 31, 2020
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains /(Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	$5,746	$(47)	$5,699	$5,699
U.S. Government mortgage backed securities	4,890	(52)	4,838	4,838
Corporate bonds	5,288	52	5,340	5,340
Totals	$15,924	$(47)	$15,877	$15,877

The following presents available-for-sale securities’ gross unrealized losses and fair value aggregated by the short- and long-term maturity.

March 31, 2021
(in thousands)

	Less than 12 Months		12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains
U.S. Treasury notes	$1,164	$(5)	$4,487	$(43)	$5,651	$(48)
U.S. Government mortgage backed securities	—	—	4,157	(43)	4,157	(43)
Corporate bonds	—	—	5,020	(70)	5,020	(70)
Totals	$1,164	$(5)	$13,664	$(156)	$14,828	$(161)

December 31, 2020
(in thousands)

	Less than 12 Months		12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains
U.S. Treasury notes	$501	$—	$5,245	$(47)	$5,699	$(47)
U.S. Government mortgage backed securities	—	—	4,890	(52)	4,838	(52)
Corporate bonds	—	—	5,288	52	5,340	52
Totals	$501	$—	$15,423	$(47)	$15,877	$(47)

Note 5: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2021	December 31, 2020
Compensation	$16	$2
Professional fees	279	124
Other expenses	203	316
	$498	$442

Note 6: Property and Equipment

	(in thousands)
	March 31, 2021	December 31, 2020
Land, buildings and improvements	$10,547	$10,547
Furniture, fixtures, and equipment	5,136	5,136
Total property and equipment	15,683	15,683
Less: accumulated depreciation	(9,372)	(9,210)
Property and equipment, net	$6,311	$6,473

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years.

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years. The lease payments are initially $408,000 per year for two years through March 31, 2020 and will escalate in subsequent years. (See Note 13: Financing Obligation Arising from Sale Leaseback Transaction for more details on the sale leaseback of the property and equipment).

On May 13, 2021, the Company completed its re-purchase of the land and building for $4,661,400 pursuant to its repurchase option in the property lease.

Note 7: Patents

December 31, 2019	$1,151
Acquisitions	573
Abandonments	(68)
Amortization	(158)
December 31, 2020	$1,498
Acquisitions	365
Amortization	(65)
March 31, 2021	$1,798

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method of the estimated useful life of 17 years. During the years ended December 31, 2020, the Company decided not to pursue certain patents in various countries for strategic reasons and recorded abandonment charges which are included in research and development.

Amortization of patents and trademarks for each of the next five years is as follows:

Year Ending December 31,
2021	$115
2022	132
2023	152
2024	175
2025	201
Thereafter	1,023
Total	$1,798

Note 8: Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. Of its authorized preferred stock, 250,000 shares have been designated as Series A Junior Participating Preferred Stock and 8,000 shares have been designated as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a stated value $1,000 per share.

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of March 31, 2021, and December 31, 2020, the Company had 725 and 732 shares of Series B Convertible Preferred Stock outstanding, respectively. Each such Preferred Share is convertible into 114 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the three months ending March 31, 2021, 7 shares of Series B Convertible Preferred stock were converted into common stock, and for the twelve months ending December 31, 2020, 46 shares of Series B Convertible Preferred Stock were converted into common stock

(b) Common Stock

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

On September 4, 2020, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of October 31, 2020, the Company has issued 12,316 shares of its common stock at a price of $2.03 for a total of $25,000. This plan expired November 1, 2020.

On November 5, 2020, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of December 31, 2020, the Company has issued 14,435 shares of its common stock at a price of $1.72 for a total of $25,000. This plan expired January 2, 2021.

On January 4, 2021, the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of March 31, 2021, the Company has issued 21,700 shares of its common stock at a price ranging of $2.26 to $2.35 for a total of $50,000. This plan expired March 4, 2021.

On March 4, 2021 the board of directors approved up to $500,000 for all directors, officers and employees to buy company shares from the Company at the market price. As of March 31, 2021, the Company had issued 0 shares of its common stock.

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

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim Group LLC (“Maxim”), pursuant to which it could sell from time to time, shares of its Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced a prior EDA with Maxim. For the year ended December 31, 2020, the Company sold 20,444,807 shares under the 2019 EDA for total gross proceeds of $53,936,615, which includes a 3.5% fee to Maxim of $1,888,727. During the period ending March 31, 2021, the Company sold 5,665,731 shares under the 2019 EDA for total gross proceeds of $13,301,526, which includes a 3.5% fee to Maxim of $465,533. The 2019 EDA was terminated in early February 2021.

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

As of March 31, 2021, and December 31, 2020, there were 47,832,997 and 42,154,371 shares outstanding, respectively.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted EPS calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument’s terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company early adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method. As a result of Management’s evaluation, the adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.

Note 11: Long-Term Debt

On August 5, 2019, the Company issued a Secured Promissory Note (the “CV Note”) with Chicago Venture Partners, L.P. (the “CV”). The Note has an original principal amount of $2,635,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. The Company received proceeds of $1,900,000 after an original issue discount and payment of Lender’s legal fees. Pursuant to a Security Agreement between the Company and the Lender, repayment of the Note is secured by substantially all of its assets other than its intellectual property.

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

Interest expense associated with the CV Note was approximately $0, for the period ending March 31, 2021 and approximately $70,000, for the period ending March 31, 2020.

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

Interest expense associated with AS Note for the period ending March 31, 2021 was $0 and was approximately $56,000 for the period ending March 31, 2020.

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

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	March 31, 2021	December 31, 2020
Underlying price per share	$2.27	$1.79
Exercise price per share	$82.50	$82.50
Risk-free interest rate	0.04%	0.09%
Expected holding period	0.42	0.67
Expected volatility	80%	75%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	March 31, 2021	December 31, 2020
Underlying price per share	$2.27	$1.79
Exercise price per share	$30.25 – 33.00	$30.25-33.00
Risk-free interest rate	0.10 - 0.11%	0.12%
Expected holding period	1.34 – 1.35	1.58 – 1.60
Expected volatility	155%	130%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	March 31, 2021	December 31, 2020
Underlying price per share	$2.27	$1.79
Exercise price per share	$27.50	$27.50
Risk-free interest rate	0.09%	0.11%
Expected holding period	1.17	12.42
Expected volatility	160%	135%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	March 31, 2021	December 31, 2020
Underlying price per share	$2.27	$1.79
Exercise price per share	19.80	$19.80
Risk-free interest rate	0.07%	0.11%
Expected holding period	0.93	1.18
Expected volatility	90%	110%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	March 31 ,2021	December 31, 2020
Underlying price per share	$2.27	$1.79
Exercise price per share	$17.16	$17.16
Risk-free interest rate	0.27%	0.16%
Expected holding period	2.57	2.81
Expected volatility	135%	105%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	March 31, 2021	December 31, 2020
Underlying price per share	$2.27	$1.79
Exercise price per share	$8.80	$8.80
Risk-free interest rate	0.34%	0.19%
Expected holding period	2.94	3.19
Expected volatility	125%	105%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction (1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company flagship product is approved only in Argentina for Severely Debilitated Chronic Fatigue Syndrome patients;
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and global market conditions continue to include uncertainty, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;
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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes certain U.S. and government agency debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2020, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$14,828	$14,828	$—	$—
Liabilities:
Redeemable warrants	$217	—	—	217

	(in thousands) As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,877	$15,877	$—	$—
Liabilities:
Redeemable warrants	$180	—	—	180

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2020	$180
Fair value adjustment	37
Balance at March 31, 2021	$217

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

The Property and equipment in “Note 6 Property and Equipment” above are the property and equipment involved in this transaction. Depreciation on the building will continue until a sale has been recognized. See Note 15 Subsequent Events.

Future minimum payments required under the Financing Obligation and the balance of the Finance Obligation as of March 31, 2021, are as follows:

During the year:

(in thousands)
2021	$321
2022	437
2023	449
2024	463
2025	477
Thereafter	1,091
Total of payments	3,238
Less deferred issuance costs	(185)
Less discount on debt instrument	(795)
Less imputed interest	(208)
Total balance	2,050
Less current portion	(234)
Long term portion	$1,816

Interest expense relating to this financing agreement was $14,000 for the three months ended March 31, 2021 and $16,000 for the three months ended March 31, 2020.

Note 14: Leases

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

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 6 months and 4 years. As of March 31, 2021, the weighted-average remaining term is 1.67 years.

The Company has determined that the incremental borrowing rate is 10% as of March 31, 2021 based upon the recently completed financing transaction in December 2019.

Year Ending March 31,
2021	$42
2022	55
2023	45
2024	49
2025	26
Thereafter	12
Less imputed interest	(61)
Total	$168

As of March 31, 2021, the balance of the right of use assets was $168,000 and the corresponding lease liability balance was $168,000. Total rent expense was $11,000 for the three months ended March 31, 2021 and $11,000 for the three months end March 31, 2020.

Note 15: Subsequent Events

On May 13, 2021, the Company completed its re-purchase of its New Brunswick, New Jersey facility pursuant to the repurchase option in the facility lease for $4,661,400.

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

With the outbreak of the COVID-19 coronavirus and our prior research into Ampligen’s antiviral activity against Severe Acute Respiratory Syndrome, or SARS, we are focusing on the potential of Ampligen to serve as a protective prophylaxis and an early-onset therapeutic for the virus. Significant testing and trials will be required to determine whether Ampligen will be effective in the treatment of the COVID-19 coronavirus in humans and no assurance can be given that it will be the case. Our beliefs rely on a number of studies. No assurance can be given that future studies will not result in findings that are different from those reported in the studies we refer to. The pandemic is disrupting world health and world economies and most likely will continue to do so for a long time. While we are able to continue to operate, clearly, like all businesses, we are unable to gauge how bad this pandemic will affect our operations in the future. We reached out to numerous foreign governments related to the COVID-19 coronavirus and, if successful, will be working in these countries. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential operations in foreign countries will not be adversely affected by these risks. We have filed provisional patent applications related to the COVID-19 coronavirus. However, these filings do not assure that patents will ultimately be granted.

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

Currently, six oncology Ampligen clinical trials are underway, in various phases of development and activity, with a number of subjects enrolled at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. Four studies are at Roswell Park and two studies are at the University of Pittsburgh Medical Center. No assurance can be given as to the results of these underway trials. Four additional cancer trials in collaboration with University Medical/Cancer Research Centers using Ampligen plus checkpoint blockade are in various pre-enrollment stages. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur and they are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring universities or cancer centers. Even if these additional clinical trials are initiated, as we are not the sponsor, we cannot assure that these clinical studies or the studies underway will be successful or yield any useful data. In addition, initiation of planned clinical trials may not occur secondary to many factors including lack of regulatory approval(s) or lack of study drug. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding.

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

There have been delays related to importing Ampligen to China. We are working with Shenzhen Smoore to alleviate these issues and to identify a mutually beneficial course of action that would allow us to move forward with the proposed testing of Ampligen. We will announce when the shipment for testing purposes has been completed. If we are unable to resolve these issues, we will explore inhalation therapy elsewhere. AIM and Smoore signed a two-month extension of the MTA on April 1, 2021 and are working toward agreement on a longer extension.

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

Our flagship products include Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon Alfa-N3). A first-in-class drug is also known as a new molecular entity that contains an active moiety. Ampligen has not been approved by the FDA or marketed in the US.

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

Ampligen represents a dsRNA being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen has in the clinic demonstrated the potential for standalone efficacy in a number of solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. This success in the field of immuno-oncology has guided our focus toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. There are currently multiple Ampligen clinical trials testing Ampligen in humans — both underway and planned — at major cancer research centers. Ampligen was used as a monotherapy to treat pancreatic cancer patients in an Early Access Program (EAP) approved by the Inspectorate of Healthcare in the Netherlands at Erasmus Medical Center. In September, we reported receipt of statistically significantly results of positive survival benefit when using Ampligen in patients with locally advanced/metastatic pancreatic cancer after systemic chemotherapy. We will work with our Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track” and possibly even FDA “breakthrough” designations and to obtain authorization to conduct a follow-up pancreatic cancer Phase 2/3 clinical trials with potential sites in the Netherlands at Erasmus MC under Prof. van Eijck, and also at major cancer research centers in the United States.

Ampligen is also being evaluated for the treatment of myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS). We are currently sponsoring an expanded access program for ME/CFS patients in the U.S. In August 2016, we received approval of our New Drug Application (NDA) from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. With regulatory approval in Argentina, Ampligen is the world’s only approved therapeutic for ME/CFS. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen to Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. We have supplied GP Pharm with the Ampligen required for testing and ANMAT release. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA for the treatment of CFS with the FDA.

Alferon N Injection is approved for a category of sexually transmitted disease infections and patients that are intolerant to recombinant interferon in Argentina. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the U.S. for the intralesional treatment of refractory (resistant to other treatment) or recurring external condylomata acuminata/genital warts (GW) in patients 18 years of age or older. Certain types of human papilloma viruses cause GW. We also have approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina.

We operate a 30,000 sq. ft. facility in New Brunswick, NJ, where we conduct testing and have produced limited quantities of active pharmaceutical ingredients (“API”) for our products. We have reviewed our operations at the facility and believe that some of the equipment most likely should be upgraded to realize greater efficiencies, when and if we require more API than is currently in storage. We are also exploring engaging a Contract Manufacturing Organization (“CMO”) to produce API. While we believe we have sufficient API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. Related, on April 5, 2021, the Company approved a proposal from Polysciences Inc. (“Polysciences”) for the manufacture of AIM’s Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, Penn. location to enhance the Company’s capacity to produce the polymer precursors to Ampligen. The Company is working with Polysciences to finalize a Service Agreement and a Quality Agreement.

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

The FDA has authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a complete response letter. The FDA approved the increase reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021. At this time, we do not plan on passing this adjustment along to the patients in this program. As of March 31, 2021, there are 11 patients enrolled in this open-label expanded access treatment protocol. In October 2020, we received Institutional Review Board (IRB) approval for the expansion of the AMP-511 Expanded Access Program (EAP) clinical trial for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms; 1 of the 11 patients enrolled has post COVID chronic fatigue-like symptoms.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also will manage all Early Access Programs and Special Access Programs in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement automatically extends for a period of 12 months on May 20, 2021.

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

Cancer

We have been working with the University of Pittsburgh’s chemokine modulation research initiative which includes the use of Ampligen as a potential adjuvant to modify the tumor microenvironment (TME) with the goal of increasing anti-tumor responses to check point inhibitors (CPI). As part of this collaboration, we have supplied Ampligen (rintatolimod) to the University. The study, under the leadership of Robert P. Edwards, MD, chair of gynecologic services at Magee-Women’s Hospital of the University of Pittsburgh School of Medicine, and Professor of Surgery Pawel Kalinski, M.D., Ph.D., at Roswell Park, Buffalo, N.Y., involved the chemokine modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of 2017, Dr. Kalinski relocated to Roswell Park in Buffalo, NY and has established a cancer program which will continue to require a supply of Ampligen.

In October 2018, we signed a clinical trial agreement with Roswell Park to evaluate Ampligen in combination with checkpoint inhibitors (CPIs). The Phase IIa clinical trial will evaluate the immune-mediated effects of cytokine modulation in combination with CPIs in patients with primary resistance to CPI therapy. The protocol will seek to evaluate the combination of Ampligen and CPIs in patients with advanced urothelial carcinoma, renal cell carcinoma and melanoma. Ampligen is our investigational immune-enhancing TLR3 agonist that has demonstrated a robust anti-cancer effect in preclinical models when combined with CPIs. This agreement expands the extensive prior clinical and preclinical work into the clinical checkpoint blockade arena and offers the opportunity to begin evaluation of this combination therapy in patients with a variety of solid tumors where large numbers of patients do not respond or progress following treatment with standard CPI-based therapy. This study is on hold as we await next steps from Roswell Park.

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

A total of 42 pancreatic cancer patients received treatment with Ampligen immuno-oncology therapy under the EAP program at Erasmus MC in the Netherlands. Supervised by Prof. Casper van Eijck, MD, the team at Erasmus MC found a statistically significantly positive survival benefit when using Ampligen in patients with locally advanced/metastatic pancreatic cancer after systemic chemotherapy. We will work with our Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track” and possibly even FDA “breakthrough” designations and to obtain IND authorizations to conduct follow-up pancreatic cancer Phase 2/3 clinical trials with potential sites in the Netherlands at Erasmus MC under Prof. van Eijck, and also at major cancer research centers in the United States. Additionally:

●	In December 2020, the FDA granted Ampligen Orphan Drug Designation status for the treatment of pancreatic cancer. The Orphan Drug Designation program provides orphan status to drugs and biologics which are defined as those intended for the treatment, prevention or diagnosis of a rare disease or condition, which is one that affects less than 200,000 persons in the United States or meets cost recovery provisions of the act. The status helps incentivize the treatment of therapies to treat unmet medical needs by providing a company with seven years of exclusivity rights once a drug reaches market.
●	In February 2021, our subsidiary, NV Hemispherx Biopharma Europe, received formal notification from the European Commission (EC) granting Orphan Medicinal Product Designation for Ampligen as a treatment for pancreatic cancer. Orphan products, once commercially approved in the European Union (EU), receive benefits including up to ten years of protection from market competition from similar medicines with similar active component and indication for use that are not shown to be clinically superior.

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

In October 2016, an analysis of a subset of CFS patients from the AMP-516 Phase 3 study was performed and presented at the International Association for Chronic Fatigue Syndrome/Myalgic Encephalomyelitis (IACFS/ME) annual meeting in Fort Lauderdale, FL. The intent to treat (ITT) Population (n=208) was separated into two subsets based primarily on baseline CFS symptom duration (2-8 years (n=75) and <2 years plus >8 years (n=133)). Responder analyses of the ITT Population and both subsets were performed. Responder analyses of Ampligen vs. placebo patients improving exercise tolerance (ET) duration from baseline by ≥25% shows over twice the percentage of patients with clinical enhancement in ET effect in the Ampligen cohort compared to placebo for the 2-8-year subset vs. the ITT population. This subset may assist in the design of future clinical studies of Ampligen in the treatment for ME/CFS patients.

The high number of younger people being hospitalized for COVID-19 suggests considerable numbers of people in the prime of their lives may have a COVID-induced ME/CFS-like illness in their future. According to a 2016 journal article, the estimated annual cost of lost productivity related to ME/CFS was $9-37 billion in the United States, and for direct medical costs it was $9-14 billion.

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

On April 1, 2020, we entered into a Material Transfer and Research Agreement (MTA) with Shenzhen Smoore Technology to study the utilization of an innovative Smoore inhalation delivery device and Ampligen as a potential treatment approach for the SARS-CoV-2 pandemic. There have been delays related to importing Ampligen to China. We are working with Smoore to alleviate these issues and to identify a mutually beneficial course of action that would allow us to move forward with the proposed testing of Ampligen. AIM and Smoore signed a two-month extension of the MTA on April 1, 2021 and are working toward agreement on a longer extension.

On August 6, 2020, we contracted Amarex Clinical Research LLC (“Amarex”) to act as our Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. Amarex is providing us with monitoring support for our Phase I study with the Centre for Human Drug Research CHDR in The Netherlands. For the subsequent Phase II/III studies we expect to incur clinical trial costs of up to $4-5 million.

Beginning in April 2020, we entered into confidentiality and non-disclosure agreements with numerous companies for the potential outsourcing of the production of polymer, enzyme, placebo as well as Ampligen, and one Contract Research Organization, Amarex, which will provide regulatory and monitoring support related to a clinical trial testing Ampligen’s intranasal safety and potential as a COVID-19 prophylaxis via intranasal delivery.

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

On July 6, 2020, we entered into a clinical trial agreement with Roswell Park pursuant to which Roswell Park will conduct a Phase 1/2a trial of Ampligen (rintatolimod) in combination with interferon alfa, in cancer patients with COVID-19, the disease caused by the SARS-CoV-2 coronavirus. We and National Cancer Institute are supporting this trial. We reported in September 2020 that recruitment in the trial had begun. See: clinicaltrials.gov/NCT04379518. On November 25, 2020, the first patient in the study had been enrolled and treated. This study was recently amended to add 20 patients, with 10 randomized to receive a single dose of Ampligen and 10 patients to receive current best therapies.

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

On January 11, 2021, we entered into a Sponsor Agreement with the Centre for Human Drug Research (CHDR), a foundation located in the Leiden in the Netherlands, to manage a Phase 1 randomized, double-blind study to evaluate the safety and activity of repeated intranasal administration of Ampligen. The study protocol calls for the enrollment of eight healthy subjects in each of four Cohorts to receive Ampligen. In addition, two healthy subjects in each Cohort will receive placebo, for a total of 40 healthy subjects. The subjects will receive intranasal dosing every other day for 13 days, for a total of seven doses each. This study will assess the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. The protocol design is for subjects in Cohort 1 to receive 75 μg of Ampligen or a matching placebo, Cohort 2 to receive 200 μg of Ampligen or a matching placebo, Cohort 3 to receive 500 μg of Ampligen or a matching placebo, and Cohort 4 to receive 1250 μg of Ampligen or a matching placebo. We are sponsoring and funding the study. In April 2021, dosing of Cohort 2 in the Phase 1 clinical study was completed with no serious adverse events reported, and paving the way for escalation of the dose in Cohort 3. The trial is a critical step in our ongoing efforts to develop Ampligen as a potential prophylaxis or treatment for COVID-19 and other respiratory viral diseases.

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

On April 5, 2021, we entered into an MTA with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente (UNICA), an educational institution, under the laws of Italy, located in Monserrato (Cagliari), Italy. The MTA relates to the research and development of the effects of Ampligen and its ability to induce interferon production in several cell lines and also on the ability of the Ebola virus protein VP35 to bind to viral dsRNA and impede interferon’s upregulation and activity, and on Ampligen’s ability to reverse VP35 inhibition of interferon production in biological systems.

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

Jubilant HollisterStier (Jubilant) is our authorized CMO for Ampligen for our approval in Argentina. Since the 2017 engagement of Jubilant to manufacture Ampligen, two lots of Ampligen consisting of more than 16,000 units have been manufactured and released in year 2018. These lots have been designated for human use in the US in the cost recovery CFS program and for expanded oncology clinical trials. The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials. In addition, we have supplied GP Pharm with the Ampligen required for testing and ANMAT release. Once final approval by ANMAT is obtained, we anticipate that GP Pharm will begin distributing Ampligen in Argentina.

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

We have reviewed our operations at the New Brunswick facility and determined that some of the equipment should be upgraded to realize greater efficiencies, when and if we require more API than is currently in storage. We are also exploring engaging a Contract Manufacturing Organization (“CMO”) to produce API. While we believe we have sufficient API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In this regard, on April 5, 2021, we approved a proposal from Polysciences Inc. (“Polysciences”) for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. We are working with Polysciences to finalize a Service Agreement and a Quality Agreement and will notify the market when those are complete.

On April 5, 2021, our board of directors approved the exercise of our option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 16, 2018 sale and lease-back agreement and, thereafter, we sold certain equipment and machinery that we determined to be obsolete and no longer needed for current and future manufacturing.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. Our 6% matching contribution was reinstated effective January 1, 2021. For the three months ended March 31, 2021, our contributions towards the 401(k) Plan were approximately $37,000.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Disclosure About Off-Balance Sheet Arrangements

None.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 versus three months ended March 31, 2020

Net Loss

Our net loss was approximately $3,579,000 and $3,808,000 for the three months ended March 31, 2021 and 2020, respectively, representing a decrease in loss of approximately $229,000 or 6%. This decrease in loss was primarily due to the following:

●	an increase in research and development expenses of $526,000;
●	an increase in production costs of $33,000;
●	an increase of $145,000 from the 2020 quarterly reevaluation of certain redeemable warrants;
●	an increase in income tax operating tax of $181,000;
●	a decrease in revenue of $17,000; offset by
●	a decrease in selling, general and administrative cost of $156,000;
●	a decrease in interest expense and other finance cost of $272,000; and
●	an increase in interest income of $51,000.

Net loss per share was $(0.08) and $(0.22) for the three months ended March 31, 2021 and 2020, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2021 was 45,726,855 as compared to 17,490,322 as of March 31, 2020.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $28,000 and $45,000 for the quarters ended March 31, 2021 and 2020, respectively. There was a decrease in revenues of $17,000. The change in revenue is related to timing of orders and shipments in the three months ending March 31, 2020. The revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $237,000 and $204,000, respectively, for the three months ended March 31, 2021 and 2020, representing an increase of $33,000 in production costs in the current period. These costs primarily represent production expenses related to increased roof maintenance in the three months ending March 31, 2021

Research and Development Costs

Research and Development (“R&D”) costs for the quarter ended March 31, 2021 were approximately $1,424,000 as compared to $898,000 for the quarter ended March 31, 2020 reflecting an increase of approximately $526,000 or 59%. The reason for the increase in research and development costs was due to increases in clinical expenses of $695,000, maintenance and engineering of $16,000 offset by decreases in Ampligen compliance and stability of $168,000 and clinical research of $19,000 and cost recovery of $10,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the quarters ended March 31, 2021 and 2020 were approximately $2,112,000 and $2,268,000, respectively, reflecting a decrease of approximately $156,000 or 7%. The decrease in G&A expenses during the current period was mainly due to a decrease in salaries, benefits and other compensation of $141,000, public relations of $54,000 and professional fees of $24,000, offset by increases in insurance of $35,000 and taxes of $45,000.

Interest Income

Interest income increased $51,000 in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, driven by the increase in investments from the proceeds from stock sales.

Interest Expense and Other Finance Costs

Interest and other finance costs decreased $272,000 in the three months ended March 31, 2021 mostly due to the costs associated with the long-term debt which were in effect in the three months ended March 31, 2020. The long-term debt was extinguished in the second quarter of 2020.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended March 31, 2021 which amounted to a loss of approximately $37,000 compared to a loss of $182,000 for March 31, 2020 (see Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Income Tax Operating Losses

The quarterly income tax benefit for the three months ended March 31, 2021 amounted to a gain of approximately $181,000 due primarily to the provision of the 2020 New Jersey NOL.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $63,601,000 in cash, cash equivalents and marketable securities. As of December 31, 2020, we had approximately $54,378,000 in cash, cash equivalents and marketable securities. Cash used in operating activities for the three months ended March 31, 2021 was $3,045,000 compared to $3,250,000. The primary reasons for the decrease was the increase in accounts payable offset by increased other receivables.

Cash used in investing activities for the three months ended March 31, 2021 was approximately $523,000 compared to $3,683,000 for the same period in 2020, representing a decrease of $3,160,000. The primary reason for the decrease during the current period is the purchase of marketable securities of $1,151,000 offset by the sale of marketable securities of $2,039,000.

Cash provided by financing activities for the three months ended March 31, 2021 was approximately $12,794,000 compared to approximately $25,687,000 for the same period in 2020, a decrease of $12,891,000. The primary reason for the decrease in the three months ended March 31, 2021 is our receipt of net proceeds of approximately $12,887,000 from the sale common stock pursuant to our 2019 EDA with Maxim Group compared to $25,773,000 for the same period in 2020.

On August 6, 2020, we contracted Amarex to act as our Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. For Phase I we anticipate providing approximately $514,000 to Amarex. In Phase II we anticipate providing approximately an additional $650,000. (see “Covid-19” above).

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. There can be no assurances that, if needed, we will be able to raise adequate funds or enter into licensing, partnering or other arrangements to advance our business goals. We may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders.

The proceeds from our financings have been used to fund infrastructure growth including manufacturing, regulatory compliance and market development along with our efforts regarding the Ampligen manufacturing, Ampligen NDA.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $63,601,000 in cash, cash equivalents and marketable securities as of March 31, 2021 as compared to $54,378,000 at December 31, 2020.

To the extent that our cash and cash equivalents exceed our near-term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of March 31, 2021, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2021, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Nothing new during the quarter ended March 31, 2021. Please see Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021, which could materially affect our business, financial condition, or future results. The risks described in the above report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above.

The COVID-19 coronavirus could adversely impact our business, including our clinical trials. We cannot predict the ultimate effects of the Covid-19 pandemic on our business

In December 2019, a novel strain of coronavirus, COVID-19, was first reported in China. The coronavirus has since spread to six continents and has been diagnosed in countries in which there are planned or active clinical trial sites studying Ampligen. As COVID-19 continues to spread, we could very well experience disruptions that could severely impact our business and clinical trials, including:

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

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business, clinical trials and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While we are not able to estimate the effects of the COVID-19 outbreak, if the pandemic continues, it may have a material adverse effect on our results of future operations, financial position, and liquidity.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2021 and February 25, 2021, we sold, respectively, 11,062 shares and 10,638 shares of our common stock in private transactions at purchase prices, respectively, of $2.26 and $2.25 per share. No commissions were paid with regard to these sales. The sales were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

On May 13, 2021, we completed our re-purchase of our New Brunswick, New Jersey facility pursuant to the repurchase option in the facility lease for $4,661,400.

ITEM 6: Exhibits

(a)	Exhibits

10.1	April 19, 2021 Purchase and Sale Agreement with Phoenix Equipment Corporation, Branford Auctions, LLC and Perry Videx LLC .*

10.2	Material Transfer and Research agreement with Roswell Park Comprehensive Cancer Center executed on April 14, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).*

10.3	May 1, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited.*

10.4	Material Transfer And Research Agreement with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente executed on April 5, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).*

10.5	May 12, 2021 Amendment to the Renewed Sales, Marketing, Distribution and Supply Agreement with GPPharm. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.6	January 11, 2021 Sponsor Agreement with Centre for Human Drug Research. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))**

10.7	March 24, 2021 employment agreement with Peter Rodino.**

10.8	March 24, 2021 employment agreement with Ellen Lintal.**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

101.INS	XBRL Instance Document * ***
101.SCH	XBRL Taxonomy Extension Schema Document * ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document * ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * ***

* Filed herewith.

** Filed with the Securities and Exchange Commission as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed March 31, 2021 and is hereby incorporated by reference.

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

Date: May 17, 2021

