Form 10-Q
period 2021-06-30
AIM ImmunoTech Inc.
filed 2021-08-16
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

47,848,622 shares of common stock were outstanding as August 11, 2021.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$41,142	$38,501
Marketable securities	—	501
Funds receivable from New Jersey net operating loss	—	1,090
Accounts receivable, net	28	34
Prepaid expenses and other current assets	155	184
Total current assets	41,325	40,310
Property and equipment, net	6,145	6,473
Right of use asset, net	157	179
Patent and trademark rights, net	1,783	1,498
Marketable securities, long term	16,135	15,376
Other assets	1,177	748
Total assets	$66,722	$64,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$451	$383
Accrued expenses	373	442
Current portion of operating lease liability	52	47
Current portion of financing obligation	—	230
Total current liabilities	876	1,102
Long-term liabilities:
Operating lease liability	105	132
Financing obligation arising from sale leaseback transaction (Note 13)	—	1,876
Redeemable warrants	209	180
Commitments and contingencies (Notes 11, 12, 13, and 14)

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 725 shares designated, 732 shares issued and outstanding	725	732
Common Stock, par value $0.001 per share, authorized 350,000,000 shares: issued and outstanding 47,832,997 and 42,154,371, respectively	48	42
Additional paid-in capital	416,435	402,541
Accumulated other comprehensive loss	(247)	(47)
Accumulated deficit	(351,429)	(341,974)
Total stockholders’ equity	65,532	61,294
Total liabilities and stockholders’ equity	$66,722	$64,584

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Clinical treatment programs - US	$23	$40	$52	$83
Clinical treatment programs - Europe	—	—	—	2
Total Revenues	23	40	52	85
Costs and Expenses:
Production costs	279	200	517	404
Research and development	1,317	1,463	2,742	2,343
General and administrative	2,145	1,717	4,256	3,986
Total Costs and Expenses	3,741	3,380	7,515	6,733
Operating loss	(3,718)	(3,340)	(7,463)	(6,648)
Interest and other income	51	46	120	67
Interest expense and other finance costs	(19)	(249)	(67)	(571)
Extinguishment of financing obligation and note payable	(2,701)	142	(2,701)	142
Gain on sale of fixed assets	216	—	216	—
Redeemable warrants valuation adjustment	7	31	(29)	(150)
Gain from sale of Income tax operating losses	288	—	469	—

Net Loss	(5,876)	(3,370)	(9,455)	(7,160)

Other comprehensive (loss)
Reclassification adjustment for realized investment loss	25	—	25	—
Change in unrealized loss on marketable securities available for sale	(62)	67	(225)	63
Comprehensive loss	$(5,913)	$(3,303)	$(9,655)	$(7,097)
Basic and diluted loss per share	$(0.12)	$(0.11)	$(0.20)	$(0.19)
Weighted average shares outstanding basic and diluted	47,832,997	29,970,197	46,805,492	37,073,765

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2021 and 2020

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	$732	42,154,371	$42	$402,541	$(47)	$(341,974)	$61,294
Common stock issuances, net of costs	—	5,678,626	6	12,881	—	—	12,887
Equity-based compensation	—	—	—	526	—	—	526
Series B preferred shares converted to common shares	(7)	—	—	7	—	—	—
Comprehensive loss	—	—	—	—	(163)	(3,579)	(3,742)
Balance March 31, 2021	$725	47,832,997	$48	$415,955	$(210)	$(345,553)	$70,965
Equity-based compensation	—	—	—	480	—	—	480
Comprehensive loss	—	—	—	—	(37)	(5,876)	(5,913)
Balance June 30, 2021	$725	47,832,997	$48	$416,435	$(247)	$(351,429)	$65,532

	Series B Preferred	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	$778	10,386,754	$10	$340,228	$—	$(328,109)	$12,907
Common stock issuance, net of costs	—	17,628,996	18	25,746	—	—	25,764
Warrant modification	—	—	—	46	—	—	46
Equity-based compensation	—	—	—	196	—	—	196
Shares issued to pay accounts payable	—	4,762	—	10	—	—	10
Series B preferred shares converted to common shares	(9)	—	—	9	—	—	—
Comprehensive loss	—	—	—	—	(4)	(3,790)	(3,794)
Balance March 31, 2020	$769	28,020,512	$28	$366,235	$(4)	$(331,899)	$35,129
Common stock issuance, net of costs	—	6,230,103	6	15,010	—	—	15,016
Equity-based compensation	—	—	—	150	—	—	150
Series B preferred shares converted to common shares	(32)	—	—	32	—	—	—
Comprehensive loss	—	—	—	—	67	(3,370)	(3,303)
Balance June 30, 2020	$737	34,250,615	$34	$381,427	$63	$(335,269)	$46,992

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(in thousands)

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(9,455)	$(7,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	325	340
Redeemable warrants valuation adjustment	29	150
Warrant modification	—	46
Extinguishment of financing obligation and note payable	2,701	142
Amortization of patent, trademark rights	80	67
Changes in ROU assets	22	22
Gain on sale of property and equipment	(216)	—
Gain from sale of income tax operating losses	(469)	—
Equity-based compensation	1,006	346
Realized (loss) gain on sale of marketable securities	25	63
Amortization of finance and debt issuance costs	47	42
Change in assets and liabilities:
Accounts receivable	6	4
Funds Receivable from New Jersey net operating loss	1,090	770
Prepaid expenses and other current assets and other non-current assets	69	730
Lease liability	(22)	(22)
Accounts payable	68	(217)
Accrued interest expense	—	230
Accrued expenses	(69)	(78)
Net cash used in operating activities	(4,763)	(4,525)
Cash flows from investing activities:
Proceeds from sale of marketable securities	1,613	8,497
Purchase of marketable securities	(2,096)	(7,590)
Purchase of property and equipment	(26)	(9)
Proceeds from sale of property and equipment	245	—
Purchase of patent and trademark rights	(365)	(297)
Net cash (used in) provided by investing activities	(629)	601
Cash flows from financing activities:
Payment and note payable	—	(4,283)
Payment of financing obligation	(4,732)	—
Financing obligation payments	(122)	(176)
Proceeds from sale of stock, net of issuance costs	12,887	40,821
Net cash provided by financing activities	8,033	36,362
Net increase in cash and cash equivalents	2,641	32,438
Cash and cash equivalents at beginning of period	38,501	1,470
Cash and cash equivalents at end of period	$41,142	$33,908
Supplemental disclosures of non-cash investing and financing cash flow information:
Stock issued to settle accounts payable	$—	$10
Unrealized loss on marketable securities	$(225)	$63
Conversion of Series B preferred	$7	$41

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

AIM ImmunoTech Inc. (collectively with its subsidiaries, “AIM” or the “Company”) is an immuno-pharma company headquartered in Ocala, Florida and focused on the research and development of therapeutics to treat multiple types of cancers, viruses and immune-deficiency disorders. The Company has established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

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

The full impact of the COVID-19 pandemic continues to evolve, as such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its impact, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2021.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 pandemic at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the fiscal year 2021. (see Note 13: Financing Obligation Arising from Sale Leaseback Transaction).

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

Ampligen is also being evaluated for the treatment of myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS). AIM is currently sponsoring an expanded access program for ME/CFS patients in the U.S. In August 2016, the Company received approval of its New Drug Application, or NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. With regulatory approval in Argentina, Ampligen is the world’s only approved therapeutic for ME/CFS. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, the Company received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen to Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. Progress in Argentina is delayed, due to pandemic factors. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators. AIM has supplied GP Pharm with the Ampligen required for testing and ANMAT release. Once final approval by ANMAT is obtained, the Company anticipates that GP Pharm will begin distributing Ampligen in Argentina. The Company continues to pursue its Ampligen NDA, for the treatment of CFS, with the FDA.

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

The Company owns and operates a 30,000 sq. ft. facility at 783 Jersey Ave, New Brunswick, NJ, where it conducts testing and has produced limited quantities of active pharmaceutical ingredients (“API”) for its products. AIM is in the planning stages of updating the manufacturing and laboratory suites with state-of-the-art, mobile-ready equipment that can be used either there or in future alternate space. While the Company believes it has sufficient API to meet its current needs, it is also continually exploring new efficiencies so as to maximize its ability to fulfill future obligations. AIM’s current and active production plan is to shift to the utilization of Contract Manufacturing Organizations (CMO), while maintaining on-site teams for QC, QA, R&D, bench and small-batch manufacturing.

On April 5, 2021, the Company’s board of directors approved the exercise of AIM’s option to re-purchase the New Brunswick facility, pursuant to the terms of the March 16, 2018, sale and lease-back agreement and, thereafter, the Company sold certain equipment and machinery that it determined to be obsolete and no longer needed for current and future manufacturing. The buy-back purchase was completed in May 2021. (see Note 13: Financing Obligation Arising from Sale Leaseback Transaction).

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2020, and 2019, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 31, 2021.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 1,621,928 and 526,266 are excluded from the calculation of diluted net loss per share for the six months ended June 30, 2021, and 2020, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted in the six months ended June 30, 2021, and 2020.

Stock option for employees’ activity during the six months ended June 30, 2021, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	1,049,695	$5.38	9.28	$—
Granted	—	—	—	—
Forfeited	(50,898)	2.39	—	—
Expired	—	—	—	—
Outstanding June 30, 2021	998,797	$5.53	9.23	$—
Vested and expected to vest June 30, 2021	998,797	$5.53	9.23	$—
Exercisable June 30, 2021	725,198	$4.07	8.10	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2021	767,029	$3.71	9.68	$—
Granted	—	—	—	—
Expired	(50,898)	2.39	—	—
Vested	(442,532)	2.47	—	—
Unvested June 30, 2021	273,599	$13.99	7.33	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	166,533	$11.03	6.88	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(322)	965.93	—	—
Outstanding June 30, 2021	166,211	$9.18	7.05	$—
Vested and expected to vest June 30, 2021	166,211	$9.18	7.05	$—
Exercisable June 30, 2021	155,766	$4.07	7.74	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2021	66,202	$7.24	6.38	$—
Granted	—	—	—	—
Expired	—	—	—	—
Vested	(55,757)	4.69	—	—
Unvested June 30, 2021	10,445	$20.86	6.25	$—

Stock-based compensation expense was approximately $1,006,000 and $346,000 for the six months ended June 30, 2021 and 2020, resulting in an increase in general and administrative expenses, respectively.

As of June 30, 2021, and 2020, respectively, there was approximately $434,000 and $442,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Marketable Securities

Marketable securities consist of debt securities. As of June 30, 2021, and December 31, 2020, it was determined that none of the marketable securities had an other-than-temporary impairment. As of June 30, 2021, and December 31, 2020, all securities were measured as Level 1 instruments of the fair value measurements standard (see Note 12: Fair Value). As of June 30, 2021, and December 31, 2020, the Company held $16,135,000 and $15,877,000 in debt securities.

Debt securities classified as available for sale consisted of:

June 30, 2021

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains /(Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	$5,502	$(76)	$5,426	$5,426
U.S. Government mortgage-backed securities	4,401	288	4,689	4,689
Corporate bonds	6,432	(412)	6,020	6,020
Totals	$16,335	$(200)	$16,135	$16,135

December 31, 2020

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains /(Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	$5,746	$(47)	$5,699	$5,699
U.S. Government mortgage-backed securities	4,890	(52)	4,838	4,838
Corporate bonds	5,288	52	5,340	5,340
Totals	$15,924	$(47)	$15,877	$15,877

The following presents available-for-sale securities’ gross unrealized losses and fair value aggregated by the short- and long-term maturity.

June 30, 2021

(in thousands)

	12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains
U.S. Treasury notes	$5,502	$(76)	$5,426	$(76)
U.S. Government mortgage-backed securities	4,401	288	4,689	288
Corporate bonds	6,432	(412)	6,020	(412)
Totals	$16,335	$(200)	$16,135	$(200)

December 31, 2020

(in thousands)

	Less than 12 Months		12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains
U.S. Treasury notes	$501	$—	$5,245	$(47)	$5,699	$(47)
U.S. Government mortgage-backed securities	—	—	4,890	(52)	4,838	(52)
Corporate bonds	—	—	5,288	52	5,340	52
Totals	$501	$—	$15,423	$(47)	$15,877	$(47)

Note 5: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2021	December 31, 2020
Compensation	$16	$2
Professional fees	180	124
Other expenses	177	316
	$373	$442

Note 6: Property and Equipment, net

	(in thousands)
	June 30, 2021	December 31, 2020
Land, buildings and improvements	$10,530	$10,547
Furniture, fixtures, and equipment	2,426	5,136
Total property and equipment	12,956	15,683
Less: accumulated depreciation	(6,811)	(9,210)
Property and equipment, net	$6,145	$6,473

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years.

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years. The lease payments are initially $408,000 per year for two years through March 31, 2020, and will escalate in subsequent years. (See Note 13: Financing Obligation Arising from Sale Leaseback Transaction for more details on the sale leaseback of the property and equipment). On May 13, 2021, the Company completed its re-purchase of the land and building for $4,732,637 inclusive of closing costs, pursuant to its repurchase option in the property lease.

In April 2021, the Company sold some of the assets located at its facility at 783 Jersey Ave., New Brunswick, N.J. The assets sold consist of equipment and machinery that the Company determined to be obsolete and no longer needed for current and future manufacturing. The assets were sold for an aggregate of $245,500, which resulted in a gain on the sale of assets of $216,000.

Note 7: Patents

(in thousands)
December 31, 2019	$1,151
Acquisitions	573
Abandonments	(68)
Amortization	(158)
December 31, 2020	$1,498
Acquisitions	365
Amortization	(80)
June 30, 2021	$1,783

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method of the estimated useful life of 17 years. During the periods ending June 30, 2021, and December 31, 2020.

Amortization of patents and trademarks for each of the next five years is as follows:

Year Ending December 31,
(in thousands)
2021	$125
2022	137
2023	154
2024	180
2025	212
Thereafter	975
Total	$1,783

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of June 30, 2021, and December 31, 2020, the Company had 725 and 732 shares of Series B Convertible Preferred Stock outstanding, respectively. Each such Preferred Share is convertible into 114 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the six months ending June 30, 2021, 7 shares of Series B Convertible Preferred stock were converted into common stock, and for the twelve months ending December 31, 2020, 46 shares of Series B Convertible Preferred Stock were converted into common stock.

(b) Common Stock

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares.

On July 7, 2020, the board of directors approved a plan pursuant to which all directors, officers, and employees could purchase from the company up to an aggregate of $500,000 worth of shares at the market price. Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. The Company issued 10,730 shares of its common stock at a price of $2.33 for a total of $25,000 under this plan. When this plan expired, the board of directors approved subsequent similar $500,000 plans for all directors, officers and employees to buy company shares from the Company at the market price. Subsequent plans were approved by the board of directors upon the expiration of prior plans. The latest plan was approved by the board of directors on July 12, 2021.

During the fiscal year ended December 31, 2020, the Company issued a total of 27,501 shares of its common stock at prices ranging from $1.72 to $2.03 for a total of $50,000.

During the six months ended June 30, 2021, the Company issued a total of 21,700 shares of its common stock at prices ranging from $2.26 to $2.35 for a total of $50,000.

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the year ending December 31, 2020, 1,870,000 of the Pre-funded Warrants were exercised and 7,687,860 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020, and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification.

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim Group LLC (“Maxim”), pursuant to which it could sell from time to time, shares of its Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced a prior EDA with Maxim. For the year ended December 31, 2020, the Company sold 20,444,807 shares under the 2019 EDA for total gross proceeds of $53,936,615, which includes a 3.5% fee to Maxim of $1,888,727. During the period ending June 30, 2021, the Company sold 5,665,731 shares under the 2019 EDA for total gross proceeds of $13,301,526, which includes a 3.5% fee to Maxim of $465,533. The 2019 EDA was terminated in early February 2021.

The 2018 Equity Incentive Plan, effective September 12, 2018, authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of Common Stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. On October 17, 2018, the Board of Directors issued 26,324 options to the officers and directors at the exercise price of $9.68 expiring in 10 years, and on November 14, 2018, the Board of Directors issued 23 options to each employee, officer, and director at the exercise price of $9.68 expiring in ten years. On January 28, 2019, 27,570 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year. In August 2020, 400,000 options were issued to each of these officers with an exercise price range of $2.77 to $3.07 for a period of ten years with a vesting period of one year. During December 2020, 675,000 options were issued to employees with an exercise price range of $1.85 to $1.96 for a period of ten years with a vesting period of one year.

As of June 30, 2021, and December 31, 2020, there were 47,832,997 and 42,154,371 shares outstanding, respectively.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 reduces the number of models used to account for convertible instruments, amends diluted EPS calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument’s terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. ASU 2020-06 is effective for annual reporting periods beginning after December 15, 2023. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company early adopted ASU 2020-06 on January 1, 2021, using the modified retrospective method. As a result of Management’s evaluation, the adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.

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

Interest expense associated with the CV Note was approximately $0, for the period ending June 30, 2021, and approximately $116,000, for the period ending June 30, 2020.

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

Interest expense associated with AS Note for the period ending June 30, 2021, was $0 and was approximately $106,000 for the period ending June 30, 2020.

Note 12: Fair Value

The Company is required under U.S. GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheets.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction, namely (1) a merger or consolidation with another person; (2) sale of substantially all of its assets; (3) holders of common stock sell 50% or more of outstanding shares; (4) the Company effects an exchange of all its securities for other securities, cash or property, and (5) the Company effects a stock purchase agreement or business combination for more than 50% of outstanding shares. The fair value of the redeemable warrants (“Warrants”) related to the Company’s August 2016, February 2017, June 2017, August 2017, April 2018, and March 2019 common stock warrant issuances, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the August 2016 Warrants:

	June 30, 2021	December 31, 2020
Underlying price per share	$2.15	$1.79
Exercise price per share	$82.50	$82.50
Risk-free interest rate	0.02%	0.09%
Expected holding period	0.17	0.67
Expected volatility	35%	75%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	June 30, 2021	December 31, 2020
Underlying price per share	$2.15	$1.79
Exercise price per share	$30.25 – 33.00	$30.25-33.00
Risk-free interest rate	0.08 - 0.10%	0.12%
Expected holding period	1.09 – 1.10	1.58 – 1.60
Expected volatility	80%	130%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	June 30, 2021	December 31, 2020
Underlying price per share	$2.15	$1.79
Exercise price per share	$27.50	$27.50
Risk-free interest rate	0.07%	0.11%
Expected holding period	0.92	12.42
Expected volatility	75%	135%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	June 30, 2021	December 31, 2020
Underlying price per share	$2.15	$1.79
Exercise price per share	19.80	$19.80
Risk-free interest rate	0.06%	0.11%
Expected holding period	0.68	1.18
Expected volatility	70%	110%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	June 30, 2021	December 31, 2020
Underlying price per share	$2.15	$1.79
Exercise price per share	$17.16	$17.16
Risk-free interest rate	0.32%	0.16%
Expected holding period	2.32	2.81
Expected volatility	140%	105%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	June 30, 2021	December 31, 2020
Underlying price per share	$2.15	$1.79
Exercise price per share	$8.80	$8.80
Risk-free interest rate	0.29%	0.19%
Expected holding period	2.69	3.19
Expected volatility	135%	105%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction (1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company flagship product is approved only in Argentina for Severely Debilitated Chronic Fatigue Syndrome patients;
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and global market conditions continue to include uncertainty, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;

g.	The Company has minimal revenue streams which could be insufficient to meet the funding needs for the cost of operations or construction at their manufacturing facility; and
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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes certain U.S. and government agency debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2021, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$16,135	$16,135	$—	$—
Liabilities:
Redeemable warrants	$209	—	—	$ 209

	(in thousands) As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,877	$15,877	$—	$—
Liabilities:
Redeemable warrants	$180	—	—	$ 180

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2020	$180
Fair value adjustment	29
Balance at June 30, 2021	$209

Note 13: Financing Obligation Arising from Sale Leaseback Transaction

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years at $408,000 per year for two years through March 31, 2020. The lease payments will increase 2.5% per year for the next three years through March 31, 2023 and the lease payments will increase 3% for the remaining five years through March 31, 2028. As part of the sale of this building, warrants were provided to the buyer for the purchase of up to 3,225,806 shares of Company common stock for a period of five years at an exercise price of $0.3875 per share, 125% of the closing price of the common stock on the NYSE American on the date of execution of the letter of intent for the purchase. The sale of the property includes an option to repurchase the property based on a contractual formula which does not permanently transfer all the risks and rewards of ownership to the buyer. Because the sale of the property includes the option to repurchase the property and includes the above attributes, the transaction was accounted for as a financing transaction whereby the Company recorded the cash received and a financing obligation. The warrants cannot be exercised to the extent that any exercise would result in the purchaser owning in excess of 4.99% of our issued and outstanding shares of common stock.

On May 13, 2021, the Company completed its repurchase of the property for cash of $4,732,637. The repurchase resulted in the related liability recorded upon sale being extinguished on the date of the repurchase. A loss on the extinguishment was recorded based on the difference between the carrying value of the financing obligation including unamortized debt discount and the amount exchanged to extinguish the debt.

For the three months ended June 30, 2021, the loss on extinguishment was $2,701,460. Interest expense relating to this financing agreement was $19,000 for the six months ended June 30, 2021, and $31,000 for the six months ended June 30, 2020.

Note 14: Leases

The Company entered into a Lease Agreement for a term of five years commencing on September 14, 2020, with Fraser Advanced Information Systems, pursuant to which the Company agreed to lease two Sharp copiers. The base of $1,415 per month.

On June 13, 2018, the Company entered into a Lease Agreement for a term of six years commencing on July 1, 2018, with SML FL Holdings LLC, pursuant to which the Company agreed to lease approximately 3,000 rentable square feet. The base rent increases by 3% each year, and ranges from $2,100 per month for the first year to $2,785 per month for the sixth year.

On May 1, 2019, the Company entered into a Lease Agreement for a term of three years commencing on May 1, 2019, with 604 Associates LLC, pursuant to which the Company agreed to lease approximately 3,000 rentable square feet. The base rent is $1,500 per month for the term of the lease.

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 6 months and 4 years. As of June 30, 2021, the weighted-average remaining term is 3.22 years.

The Company has determined that the incremental borrowing rate is 10% as of June 30, 2021, based upon the most recently completed financing transaction in December 2019.

Year Ending June 30,
(in thousands)
2021	$39
2022	50
2023	40
2024	46
2025	16
Thereafter	7
Less imputed interest	(41)
Total	$157

As of June 30, 2021, the balance of the right of use assets was $157,000 and the corresponding lease liability balance was $157,000. Total rent expense was $22,000 for the six months ended June 30, 2021, and $21,000 for the six months end June 30, 2020.

Note 15: Subsequent Events

None.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the potential therapeutic effect of our products, the possibility of obtaining regulatory approval, our ability to find senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms, our ability to manufacture and sell any products, our ability to enter into arrangements with third-party vendors, market acceptance of our products, our ability to earn a profit from sales or licenses of any drugs, our ability to raise additional capital should we encounter unexpected expenses or deplete our current reserves, our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry, and issues related to our New Brunswick, New Jersey facility.

We are in various stages of seeking to determine whether Ampligen will be effective in the treatment of multiple types of viral diseases, cancers, and immune-deficiency disorders. We discuss in this Report our current and anticipated future activities, all of which are subject to change for a number of reasons. Significant additional testing and trials will be required to determine whether Ampligen will be effective in the treatment of these conditions. Results obtained in animal models do not necessarily predict results in humans. Human clinical trials will be necessary to prove whether or not Ampligen will be efficacious in humans. No assurance can be given as to whether current or planned clinical trials will be successful or yield favorable data and the trials are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the institutions sponsoring other trials. In addition, initiation of planned clinical trials may not occur secondary to many factors including lack of regulatory approval(s) or lack of study drug. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. Some of the world’s largest pharmaceutical companies and medical institutions are racing to find a treatment for COVID-19. Even if Ampligen proves effective in combating the virus, no assurance can be given that our actions toward proving this will be given first priority or that another treatment that eventually proves capable will not make our efforts ultimately unproductive. We recognize that all cancer centers, like all medical facilities, must make the pandemic their priority. Therefore, there is the potential for delays in clinical trial enrollment and reporting in ongoing studies. No assurance can be given that future studies will not result in findings that are different from those reported in the studies we refer to. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. In addition, many countries, including Argentina, are dealing with COVID-19 outbreaks and have made that their primary focus. We believe that this is delaying our commercialization of Ampligen in Argentina until COVID-19 is more under control. We cannot assure that our potential foreign operations will not be adversely affected by these risks.

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

In February 2013, we received a Complete Response Letter (CRL) from the Food and Drug Administration, or FDA, for our Ampligen New Drug Application, or NDA, for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. We are in the final stages of preparing a proposal for the FDA for a Phase 3 confirmatory clinical trial and our response to the CRL. We plan to file these by the end of 2021.

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica, or ANMAT, for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program, or EAP, as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators. We hope to be able to announce further progress with Ampligen when their dire health situation improves. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey related to CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in this territory, is performing EAP activities. In January 2017, the EAP was extended to pancreatic cancer patients beginning in the Netherlands. In February 2018, we signed an amendment to extend the territory to cover Canada to treat pancreatic cancer patients, pending government approval. In March 2018, we signed an amendment to which myTomorrows will be our exclusive service provider for special access activities in Canada for the supply of Ampligen for the treatment of CFS. MyTomorrows provides services related to the supply and distribution of Ampligen to patients in Early Access Programs (EAP) which is initiated through a physician’s request; there have been no physician requests that have led to government approval, therefore no patients have been treated under an EAP for either pancreatic cancer or CFS in Canada. No assurance can be given that we can sufficiently supply product should we experience an unexpected demand for Ampligen in our clinical studies, the commercial launch in Argentina or pursuant to the EAPs. No assurance can be given that Ampligen will prove effective in the treatment of pancreatic cancer.

Currently, multiple oncology Ampligen clinical trials are underway, in various phases of development and activity, with a number of subjects enrolled at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. Four studies are at Roswell Park and two studies are at the University of Pittsburgh Medical Center. No assurance can be given as to the results of these underway trials. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur and they are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring universities or cancer centers. Even if these additional clinical trials are initiated, as we are not the sponsor, we cannot assure that these clinical studies or the studies underway will be successful or yield any useful data. In addition, initiation of planned clinical trials may not occur secondary to many factors including lack of regulatory approval(s) or lack of study drug. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding.

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

The production of new Alferon Active Pharmaceutical Ingredient, or API, inventory will begin once the validation phase is complete. While the facility has already been approved by the FDA under the Biological License Application, or BLA, for Alferon, this status will need to be reaffirmed by a successful Pre-Approval Inspection by the FDA prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon API, it will need FDA approval as to the quality and stability of the final product before commercial sales can resume. We will need additional funds to finance the revalidation process in our facility to initiate commercial manufacturing, thereby readying ourselves for an FDA Pre-Approval Inspection. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

The Material Transfer and Research Agreement (“MTA”) with Shenzhen Smoore Technology to study the utilization of an innovative Smoore inhalation delivery device and Ampligen as a potential treatment approach for the SARS-CoV-2 pandemic was extended for two years in May 2021. There have been obstacles related to importing Ampligen to China. We have been working with Shenzhen Smoore to alleviate these issues and to identify a mutually beneficial course of action that would allow us to move forward with the proposed testing of Ampligen outside of China. We are exploring inhalation therapy in Europe, while Smoore also continues to seek permission to important Ampligen into China. No assurances can be made that either of these avenues will result in active trials, or that such subsequent trials would be successful.

We believe, and are investigating, Ampligen’s potential role in enhancing the activity of influenza vaccines. While certain studies involving rodents, non-human primates (monkeys) and healthy human subjects indicate that Ampligen may enhance the activity of influenza vaccines by conferring increased cross-reactivity or cross-protection, further studies will be required, and no assurance can be given that Ampligen will assist in the development of a universal vaccine for influenza or other viruses.

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

Ampligen is also being evaluated for the treatment of myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS). We are currently sponsoring an expanded access program for ME/CFS patients in the U.S. In August 2016, we received approval of our New Drug Application (NDA) from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (ANMAT) for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. With regulatory approval in Argentina, Ampligen is the world’s only approved therapeutic for ME/CFS. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen to Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. We have supplied GP Pharm with the Ampligen required for testing and ANMAT release. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators. We hope to be able to announce further progress with Ampligen when their dire health situation improves. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA for the treatment of CFS with the FDA.

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

We operate a 30,000-sq.-ft. facility in New Brunswick, NJ, where we conduct testing and have produced limited quantities of active pharmaceutical ingredients (“API”) for our products.

AIM is in the planning stages of updating the manufacturing and laboratory suites with state-of-the-art, mobile-ready equipment that can be used either there or in future alternate space. While the Company believes it has sufficient API to meet its current needs, it is also continually exploring new efficiencies so as to maximize its ability to fulfill future obligations. AIM’s current production plan is to shift to the utilization of Contract Manufacturing Organizations (CMO), while maintaining on-site teams for QC, QA, R&D bench and small-batch manufacturing.

Related, on April 5, 2021, the Company approved a proposal from Polysciences Inc. (“Polysciences”) for the manufacture of AIM’s Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, Penn. location to enhance the Company’s capacity to produce the polymer precursors to Ampligen. The Company is working with Polysciences to finalize a Service Agreement and a Quality Agreement

OUR PRODUCTS

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

We believe that nucleic acid compounds represent a potential new class of pharmaceutical products designed to act at the molecular level for treatment of many human diseases. There are two forms of nucleic acids, deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). DNA is a group of naturally occurring molecules found in chromosomes, the cell’s genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell’s behavior which, in turn, regulates the action of groups of cells, including the cells which compromise the body’s immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors. Our drug technology utilizes specifically-configured RNA and is a selective Toll-like Receptor 3 (TLR3) agonist that is administered intravenously, intranasally and intraperitoneally. Ampligen has been assigned the generic name rintatolimod by the United States Adopted Names Council (USANC) and has the chemical designation poly(I):poly(C12U).

EAP/clinical trials of Ampligen that have been conducted or that are ongoing include studies of the potential treatment of patients with renal cell carcinoma, malignant melanoma, non-small cell lung cancer, ovarian cancer, breast cancer, colorectal cancer, prostate cancer, pancreatic cancer, ME/CFS, Hepatitis B, HIV, COVID-19 and Long COVID.

We have received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen to Argentina. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. AIM has supplied GP Pharm with the Ampligen required for testing and ANMAT release. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA, for the treatment of CFS with the FDA.

The FDA has authorized an open-label expanded access treatment protocol, (“AMP-511”), allowing patient access to Ampligen in an open-label safety study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged data base of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a complete response letter. The FDA approved the increase reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021. At this time, we do not plan on passing this adjustment along to the patients in this program. As of June 30, 2021, there are 13 patients enrolled in this open-label expanded access treatment protocol. In October 2020, we received Institutional Review Board (IRB) approval for the expansion of the AMP-511 Expanded Access Program (EAP) clinical trial for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms; 2 of the 13 patients enrolled have post-COVID, chronic-fatigue-like symptoms.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also will manage all Early Access Programs and Special Access Programs in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement was automatically extended for a period of 12 months on May 20, 2021.

In April 2018, we completed data analysis of an intranasal human safety study of Ampligen plus FluMist® known as AMP-600. The study was previously closed after the US Centers for Disease Control and Prevention (“CDC”) recommended against the use of FluMist®. Intranasal Ampligen in combination with FluMist® was generally well-tolerated in the study.

In June 2018, Ampligen was cited as outperforming two other TLR3 agonists — poly IC and natural double stranded RNA — in creating an enhanced tumor microenvironment for checkpoint blockage therapy in the journal of Cancer Research (http://cancerres.aacrjournals.org/content/early/2018/05/31/0008-5472.CAN-17-3985). In a head-to-head study in explant culture models, Ampligen activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (SPORE). Based upon these findings, we and Roswell Park expanded our existing scientific collaboration and executed a Memorandum of Understanding (“MOU”) designed to further assess the clinical potential of Ampligen in treating certain cancers. This included a phase I/II study which was planned to evaluate the potential of Ampligen to enhance the immune mediated effects of CPIs in patients with advanced solid tumors, including urothelial, melanoma and renal cell carcinomas. AIM has reduced priority at this time for this previously planned — but not initiated — urothelial, melanoma and renal cell carcinoma trial.

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

Cancer

The potential of Ampligen as an immuno-oncology therapeutic has been a major focus of AIM since the company’s current leadership took over in 2016.

We have been working with the University of Pittsburgh’s chemokine modulation research initiative, which includes the use of Ampligen as a potential adjuvant to modify the tumor microenvironment (TME) with the goal of increasing anti-tumor responses to check point inhibitors (CPI). As part of this collaboration, we have supplied Ampligen (rintatolimod) to the University. The study, under the leadership of Robert P. Edwards, MD, chair of gynecologic services at Magee-Women’s Hospital of the University of Pittsburgh School of Medicine, and Professor of Surgery Pawel Kalinski, M.D., Ph.D., at Roswell Park, Buffalo, N.Y., involved the chemokine modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of 2017, Dr. Kalinski relocated to Roswell Park in Buffalo, NY and has established a cancer program which will continue to require a supply of Ampligen.

Additionally, in October 2018 we signed a clinical trial agreement with Roswell Park to evaluate Ampligen in combination with checkpoint inhibitors. However, while AIM and Roswell are actively working to this end, AIM has reduced priority at this time for the previously planned — but not initiated — urothelial, melanoma and renal cell carcinoma trial

After several years of successful studies and trials, we are now strategically narrowing our focus to trials and activities that have the shortest path to FDA and EMA drug approval – in other words, to put our energy into the tasks where clinical results suggest an opportunity for expedited success. These potential trials would be AIM-sponsored and AIM-funded.

Multiple Ampligen clinical trials are underway at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors:

●	Advanced Recurrent Ovarian Cancer - A follow-up Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. https://clinicaltrials.gov/ct2/show/NCT03734692

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1/2 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and treated. https://www.clinicaltrials.gov/ct2/show/NCT03599453

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as component of chemokine modulatory regimen on colorectal cancer metastatic to liver; 15 patients were enrolled and treated. https://clinicaltrials.gov/ct2/show/NCT03403634

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization; the objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy; the goal of this approach is to increase survival. This study is recruiting patients designed for up to 24 patients. https://clinicaltrials.gov/ct2/show/NCT04081389

Additionally, we are awaiting publication of the results of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer. The Phase 1 portion was designed to establishes intraperitoneal safety. https://clinicaltrials.gov/ct2/show/NCT02432378

The below Ampligen clinical trials and related activities are planned for initiation in 2021-22:

●	Phase 2/3 Pancreatic Cancer Trials - We are developing a protocol design and schema in consultation with Amarex Clinical Research, Buffet Cancer Center, and Erasmus Medical Center. We then plan to develop a full protocol with Amarex and obtain regulatory approval to initiate a Phase 2/3 clinical trial of Ampligen in the United States and/or the European Union.
●	Ovarian Cancer - We plan to develop a Phase 2 Cisplatin Resistant Advanced Recurrent Ovarian Cancer Clinical Study utilizing Ampligen at the University of Pittsburgh.
●	Pancreatic Cancer - Working with Amarex and based upon available data we plan to request FDA “fast-track” and “breakthrough” designations for Ampligen as a therapy for pancreatic cancer.
●	Refractory Melanoma — Phase 2 study that will evaluate polarized dendritic cell vaccine, interferon alpha-2, Ampligen and celecoxib for the treatment of HLA-A2+ refractory melanoma at Roswell Park. Up to 24 patients to be enrolled. See: https://www.clinicaltrials.gov/show/NCT04093323.

As part of this business and scientific strategy, and after internal discussions with investigators, we have reduced priority for some of our previously planned, but not-yet-initiated, trials:

●	A colorectal carcinoma trial,
●	A proposed brain metastatic triple-negative breast cancer trial,
●	A proposed non-small cell lung cancer trial and
●	A yet-to-be-initiated urothelial, melanoma and renal cell carcinoma trial.

After lengthy discussions with Roswell Park Comprehensive Cancer Center, we have determined that it is not in our stockholders’ best interests to relinquish “Third-Party Beneficiary” rights to any of our pre-existing intellectual property without appropriate compensation and licensing terms. This business decision has created an impasse which means we have no current plans to move forward with certain planned — but not yet initiated — trials at Roswell Park.

Furthermore, unlike pancreatic cancer and advanced recurrent ovarian cancer, these previous planned studies are not on our near-term critical path for future New Drug Applications. Therefore, these will only become a priority after we accomplish our near-term goals related to pancreatic cancer and advanced recurrent ovarian cancer where data supports priority status.

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

In June 2021, Ampligen was featured in a publication containing state-of-the-art methodologies in the peer-reviewed medical journal Cancers as a potential treatment option for cancer patients who are infected with SARS-CoV-2. The study’s authors stated that Ampligen has the potential to reduce the severity of the deadly respiratory disease COVID-19. According to the data presented in the publication, “Rintatolimod [Ampligen] activated the innate and the adaptive immune systems by activating a cascade of actions in human pancreatic cancer cells”, including:

●	Stimulation of interferon regulatory factors and activation of the interferon signaling pathway,
●	Production of immunomodulatory activity and
●	Induction of the expression of MHC class I and II histocompatibility

The full journal article is titled: “Rintatolimod Induces Antiviral Activities in Human Pancreatic Cancer Cells: Opening for an Anti-COVID-19 Opportunity in Cancer Patients?” Cancers is a peer-reviewed, open access journal of oncology published semimonthly online by MDPI. The study’s authors include Prof. C.H.J. van Eijck, MD, PhD, the lead investigator for an Early Access Program at Erasmus Medical Center in the Netherlands.

In March 2021, we were granted a patent by the Netherlands Patent Office. The granted claims include, but are not limited to, the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors (e.g. pembrolizumab, nivolumab). The patent expires on December 19, 2039, 20 years from the date of filing.

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

Many survivors of the first SARS-CoV-1 epidemic in 2003 continued to report chronic fatigue, difficulty sleeping and shortness of breath months after recovering from the acute illness. “After one year, 17% of patients had not returned to work and 9% more had not returned to their pre-SARS work levels” (Simmaron Research). Now there is increasing evidence that patients with COVID-19 can develop a similar, ME/CFS-like illness. These patients are commonly referred to as “Long Haulers” (http://simmaronresearch.com/2020/04/will-covid-19-leave-an-explosion-of-me-cfs-cases-in-its-wake/).

In October 2020, we received Institutional Review Board (IRB) approval for the expansion of the AMP-511 Expanded Access Program (EAP) clinical trial for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms.

In November 2020, we announced the publication of statistically significant data detailing how Ampligen could have a considerable positive impact on people living with ME/CFS when administered in the early stages of the disease. The data were published in PLOS ONE, a peer-reviewed open access scientific journal published by the Public Library of Science. AIM researchers found that the TLR3 agonist Ampligen substantially improved physical performance in a subset of ME/CFS patients.

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

On April 1, 2020, we entered into a Material Transfer and Research Agreement (“MTA”) with Shenzhen Smoore Technology to study the utilization of an innovative Smoore inhalation delivery device and Ampligen as a potential treatment approach for the SARS-CoV-2 pandemic. The MTA was extended for two years in May 2021. There have been obstacles related to importing Ampligen to China. We have been working with Smoore to alleviate these issues and to identify a mutually beneficial course of action that would allow us to move forward with the proposed testing of Ampligen outside of China. On parallel paths, over the past year, Smoore focused on the development of a personal inhalation device designed to administer Ampligen, given temperature parameters of dsRNA. Contemporaneously, we have studied the safety and efficacy of Ampligen using an ex vivo 3D model in primary human respiratory epithelial cells at Utah State University, which showed that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels, and conducted intranasal safety testing. AIM and Smoore signed a two-year extension of the MTA in May 2021. We are exploring avenues to further test Ampligen as an inhalation therapy in Europe, while Smoore continues to work toward receiving authorization to import Ampligen to China.

On August 6, 2020, we contracted Amarex Clinical Research LLC (“Amarex”) to act as our Clinical Research Organization and provide regulatory support with regard to a possible clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery.

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

On May 11, 2020, the FDA authorized an IND for Roswell Park to conduct a Phase 1/2a study of a regimen of Ampligen and interferon alpha in cancer patients with COVID-19 infections. This new clinical trial, sponsored by the Roswell Park in collaboration with us, will test the safety of this combination regimen in patients with cancer and COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. It is planned that the phase 1/2a study will enroll up to 44 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. We are a financial sponsor of the study and will provide Ampligen at no charge for this study.

On July 6, 2020, we entered into a clinical trial agreement with Roswell Park pursuant to which Roswell Park will conduct a Phase 1/2a trial of Ampligen (rintatolimod) in combination with interferon alfa, in cancer patients with COVID-19, the disease caused by the SARS-CoV-2 coronavirus. We and the National Cancer Institute are supporting this trial. We reported in September 2020 that recruitment in the trial had begun. See: clinicaltrials.gov/NCT04379518. On November 25, 2020, the first patient in the study had been enrolled and treated. This study was amended to add 20 patients, with 10 randomized to receive a single dose of Ampligen and 10 patients to receive current best therapies.

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

On October 6, 2020, we received Institutional Review Board (IRB) approval for the expansion of the AMP-511 Expanded Access Program (EAP) clinical trial for Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS) to include patients previously diagnosed with SARS-CoV-2, but who still demonstrate chronic fatigue-like symptoms. Patients in the trial are treated with our flagship pipeline drug Ampligen. On January 6, 2021, we commenced with the treatment of the first previously diagnosed COVID-19 patient with long-COVID symptoms (i.e., Long Hauler) in the AMP-511 study. Enrollment of Long Hauler patients continues in the study.

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

On January 11, 2021, we entered into a Sponsor Agreement with the Centre for Human Drug Research (CHDR), a foundation located in the Leiden in the Netherlands, to manage a Phase 1 randomized, double-blind study to evaluate the safety and activity of repeated intranasal administration of Ampligen. AIM funded and sponsored the study. This study was designed to assess the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. All patients had completed treatment by June 2021 and the interim results reported no Severe Adverse Events at any dosage level. We believe that the trial is a critical step in our ongoing efforts to develop Ampligen as a potential prophylaxis or treatment for COVID-19 and other respiratory viral diseases. Amarex provided us with monitoring support during the trial.

Following the completion of the Phase 1 dosing, and based on its positive interim results, in June 2021 we signed a Reservation and Start-Up Agreement with hVIVO, reserving space in hVIVO’s quarantine facility to sponsor a Phase 2a Human Challenge Trial (HCT) to test Ampligen as a potential intranasal antiviral therapy using a human Rhinovirus hRV (common cold virus) and Influenza. This antiviral study will be conducted by hVIVO, a subsidiary of Open Orphan plc, a rapidly growing specialist pharmaceutical services clinical research organization and world leader in vaccine and antiviral testing using human challenge clinical trials. The trial is expected to commence in Q4 2021.

In an HCT, subjects are intentionally exposed to particular diseases to test how the diseases will respond to potential therapeutics. An HCT will allow us to expedite the development process for Ampligen by ensuring full exposure of both the control group and the Ampligen group, so as to assess whether there is a prophylactic effect.. A successful Phase 2a study could also establish Ampligen as a potential prophylaxis against future viral variants and future novel respiratory viruses for which there are no current therapies, as well as known viruses such as SARS-CoV-2, which causes COVID-19.

The hVIVO Agreement includes a detailed study proposal and budget. Commencement of the study is dependent upon the parties entering into a clinical trial agreement (“CTA”) on or before September 1, 2021 (unless extended) finalizing the full scope and budget for the study. We have paid hVIVO half of the booking fee for use of its quarantine facility. The balance of the booking fee is due upon execution of the CTA. If there are no changes to the reservation terms for the quarantine facility, the booking fee will be credited against payments due under the CTA.

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

On May 5, 2021, we filed a U.S. Provisional Patent Application for Ampligen as a potential therapeutic to possibly slow, halt, or reverse the progression of Alzheimer’s disease.

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

On April 5, 2021, our board of directors approved the exercise of our option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 16, 2018 sale and lease-back agreement and, thereafter, we sold certain equipment and machinery that we determined to be obsolete and no longer needed for current and future manufacturing. On May 13, 2021, we completed our repurchase of the facility.

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

MARKETING/DISTRIBUTION

In May 2016, we entered into a five-year exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries. See “Our Products; Ampligen” above. The GP Pharm contract was extended in May 2021, and will now end on May 24, 2024.

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

In May 2016, we entered into a five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. We are supporting these efforts and supplying Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales (as defined in the Impatients Agreement) of Ampligen sold in the Territory where Marketing Authorization was obtained, and the maximum royalty would be a percentage of Net Sales. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. We believe that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between five and fifteen years from the First Commercial Sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen in the Territory. The agreement was automatically extended for a period of 12 months on May 20, 2021.

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

In August 2017, we extended our agreement with Asembia LLC, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection throughout the United States. This agreement has expired and we are currently in discussions with Asembia exploring the continuation and expansion of this relationship.

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. Our 6% matching contribution was reinstated effective January 1, 2021. For the six months ended June 30, 2021, our contributions towards the 401(k) Plan were approximately $73,000.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2021 versus three months ended June 30, 2020

Net Loss

Our net loss was approximately $5,876,000 and $3,370,000 for the three months ended June 30, 2021 and 2020, respectively, representing an increase in loss of approximately $2,506,000 or 74%. This increase in loss was primarily due to the following:

●	an increase in extinguishment of financing obligation and note payable of $2,843,000
●	an increase in production costs of $79,000;
●	an increase in selling general and administrative cost of $428,000
●	an increase in income tax operating tax of $288,000;
●	a decrease in gain on sale of assets of $216,000;
●	a decrease of $24,000 from the 2020 quarterly reevaluation of certain redeemable warrants;
●	a decrease in revenue of $17,000; offset by
●	a decrease in interest expense and other finance cost of $219,000; and
●	an increase in interest income of $30,000.

Net loss per share was $(0.12) and $(0.11) for the three months ended June 30, 2021, and 2020, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2021, was 47,832,997 as compared to 29,970,197 as of June 30, 2020.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $23,000 and $40,000 for the quarters ended June 30, 2021 and 2020, respectively. There was a decrease in revenues of $17,000. The change in revenue is related to timing of orders and shipments in the three months ending June 30, 2020. The revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $279,000 and $200,000, respectively, for the three months ended June 30, 2021, and 2020, representing an increase of $79,000 in production costs in the current period. These costs primarily represent production expenses related to increased roof maintenance in the three months ending June 30, 2021.

Research and Development Costs

Research and Development (“R&D”) costs for the three months ended June 30, 2021, were approximately $1,317,000 as compared to $1,463,000 for the quarter ended June 30, 2020, reflecting a decrease of approximately $146,000 or 10%. The reason for the decrease in research and development costs was due to decreases in Ampligen compliance and stability of $739,000 and clinical research of $19,000 and cost recovery of $10,000 offset by increases in clinical expenses of $591,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2021, and 2020 were approximately $2,145,000 and $1,717,000, respectively, reflecting an increase of approximately $428,000 or 25%. The increase in G&A expenses during the current period was mainly due to an increase in salaries, benefits, and other compensation of $230,000, and professional fees of $178,000.

Interest Income

Interest income increased $5,000 in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, driven by the increase in investments.

Interest Expense and Other Finance Costs

Interest and other finance costs decreased $230,000 in the three months ended June 30, 2021, mostly due to the costs associated with the long-term debt which was in effect in the three months ended June 30, 2020.

Extinguishment of Financing Obligation and Note Payable

During the quarter ended June 30, 2020, there was a gain of $142,000 related to the prepayment of the note payable.

During the quarter ended June 30, 2021, there was a loss on the extinguishment of debt of $2,701,000 related to the repurchase of the manufacturing facility (see note 13 Financing Obligating Arising from Sales Leaseback Transaction.)

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended June 30, 2021, which amounted to a gain of approximately $7,000 compared to a gain of $31,000 for June 30, 2020 (see Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Income Tax Operating Losses

The quarterly income tax benefit for the three months ended June 30, 2021, amounted to a gain of approximately $288,000 due primarily to the provision of the 2020 New Jersey NOL.

Six months ended June 30, 2021 versus six months ended June 30, 2020

Net Loss

Our net loss was approximately $9,455,000 and $7,160,000 for the six months ended June 30, 2021, and 2020, respectively, representing an increase in loss of approximately $2,295,000 or 32%. This increase in loss was primarily due to the following:

●	an increase in extinguishment of financing obligation and note payable of $2,843,000;

●	an increase in research and development expenses of $399,000
●	an increase in production costs of $113,000;
●	an increase in selling, general and administrative cost of $270,000;
●	an increase in income tax operating tax of $469,000;
●	a decrease in revenue of $33,000; offset by
●	a decrease of $121,000 from the 2020 quarterly reevaluation of certain redeemable warrants;
●	a gain on sale of assets of $216,000;
●	a decrease in interest expense and other finance cost of $504,000; and
●	an increase in interest income of $53,000.

Net loss per share was $(0.20) and $(0.19) for the six months ended June 30, 2021, and 2020, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2021, was 46,805,492 as compared to 37,073,765 as of June 30, 2020.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $52,000 and $85,000 for the quarters ended June 30, 2021, and 2020, respectively. There was a decrease in revenues of $33,000. The change in revenue is related to timing of orders and shipments in the six months ending June 30, 2020. The revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $517,000 and $404,000, respectively, for the six months ended June 30, 2021, and 2020, representing an increase of $113,000 in production costs in the current period. These costs primarily represent production expenses related to increased roof maintenance in the six months ending June 30, 2021.

Research and Development Costs

Research and Development (“R&D”) costs for the quarter ended June 30, 2021, were approximately $2,742,000 as compared to $2,343,000 for the quarter ended June 30, 2020, reflecting an increase of approximately $399,000 or 17%. The reason for the increase in research and development costs was due to increases in clinical expenses of $1,345,000, offset by decreases in Ampligen compliance and stability of $946,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the quarters ended June 30, 2021, and 2020 were approximately $4,256,000 and $3,986,000, respectively, reflecting an increase of approximately $158,000 or 4%. The increase in G&A expenses during the current period was mainly due to an increase in salaries, benefits and other compensation of $329,000, offset by decreases in public relations of $63,000 and professional fees of $141,000.

Interest Income

Interest income increased $53,000 in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, driven by the increase in investments from the proceeds from stock sales.

Interest Expense and Other Finance Costs

Interest and other finance costs decreased $504,000 in the six months ended June 30, 2021, mostly due to the costs associated with the long-term debt which were in effect in the six months ended June 30, 2020. The long-term debt was extinguished in the second quarter of 2020.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the six months ended June 30, 2021, which amounted to a loss of approximately $29,000 compared to a loss of $150,000 for June 30, 2020 (see Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Extinguishment of Financing Obligation and Note Payable

During the quarter ended June 30, 2020, there was a gain of $142,000 related to the prepayment of the note payable.

During the quarter ended June 30, 2021, there was a loss on the extinguishment of debt of $2,701,000 related to the repurchase of the manufacturing facility (see note 13 Financing Obligating Arising from Sales Leaseback Transaction.)

Income Tax Operating Losses

The quarterly income tax benefit for the six months ended June 30, 2021, amounted to a gain of approximately $469,000 due primarily to the provision of the 2020 New Jersey NOL.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $57,277,000 in cash, cash equivalents and marketable securities. As of December 31, 2020, we had approximately $54,378,000 in cash, cash equivalents and marketable securities. Cash used in operating activities for the six months ended June 30, 2021, was $4,763,000 compared to $4,525,000. The primary reason for the change of $238,000 was a decrease in prepaid and other current assets of $661,000 offset by an increase from the funds receivable from the New Jersey net operating loss $320,000.

Cash used in investing activities for the six months ended June 30, 2021, was approximately $629,000 compared to cash provided by investing activities of approximately $601,000 for the same period in 2020, representing a change of $1,230,000. The primary reason for the change during the current period is the purchase and sale of marketable securities of $1,390,000, offset by the proceeds from the sale of property and equipment of $245,000.

Cash provided by financing activities for the six months ended June 30, 2021, was approximately $8,033,000 compared to approximately $36,362,000 for the same period in 2020, a decrease of $28,329,000. The primary reason for the decrease in the six months ended June 30, 2021, is our receipt of net proceeds of approximately $12,887,000 from the sale common stock pursuant to our 2019 EDA with Maxim Group compared to $40,821,000 for the same period in 2020.

On August 6, 2020, we contracted Amarex to act as our Clinical Research Organization and provide regulatory support with regard to a clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery. For Phase I we anticipate providing approximately $514,000 to Amarex. In Phase II we anticipate providing approximately an additional $650,000. (see “Covid-19” above).

On July 8, 2021, we executed a Reservation and Start-Up Agreement (the “Agreement”) with hVIVO Services Limited (“hVIVO”). The Agreement includes a detailed study proposal and budget. Commencement of the study is dependent upon the parties entering into a clinical trial agreement (“CTA”) on or before September 1, 2021 (unless extended) finalizing the full scope and budget for the study. We have paid hVIVO approximately $440,450, representing half of the booking fee for use of its quarantine facility. The balance of the booking fee is due upon execution of the CTA. If there are no changes to the reservation terms for the quarantine facility, the booking fee will be credited against payments due under the CTA. (see “Covid-19” above).

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $57,277,000 in cash, cash equivalents and marketable securities as of June 30, 2021, as compared to $54,378,000 at December 31, 2020.

To the extent that our cash and cash equivalents exceed our near-term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of June 30, 2021, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2021, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Nothing new during the quarter ended June 30, 2021. Please see Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As noted elsewhere in this Report, progress of our commercial launch in Argentina has been delayed due to pandemic factors. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a)	Exhibits

10.1	July 8, 2021 Reservation and Start-Up Agreement with hVIVO Services Limited (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.2	May 21, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited.*

10.3	April 19, 2021 Purchase and Sale Agreement with Phoenix Equipment Corporation, Branford Auctions, LLC and Perry Videx LLC.**

10.4	Material Transfer and Research agreement with Roswell Park Comprehensive Cancer Center executed on April 14, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).**

10.5	April 1, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited.**

10.6	Material Transfer And Research Agreement with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente executed on April 5, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).**

10.7	May 12, 2021 Amendment to the Renewed Sales, Marketing, Distribution and Supply Agreement with GPPharm. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.*

101.INS	XBRL Instance Document * ***
101.SCH	XBRL Taxonomy Extension Schema Document * ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document * ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * ***

* Filed herewith.

** Filed with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed May 17, 2021 and is hereby incorporated by reference.

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

Date: August 16, 2021

