Form 10-Q/A
period 2021-06-30
AIM ImmunoTech Inc.
filed 2021-08-17
CIK 946644

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 that was filed with the Securities and Exchange Commission, or SEC, on August 16, 2021 (the “Original Filing”). We are filing this Amendment No. 1 solely for the purpose of deleting Exhibit 10.5 to the Original Filing which was inadvertently filed with the Original Filing. Exhibit 10.5 to the Original Filing is properly labeled in the Exhibit Index of the Original Filing as being incorporated by reference.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2.

No other changes, other than described above, are made to the Original Filing other than to update the cover page and Exhibit Index of the Original Filing and to delete Exhibit 10.5 actually filed with the Original Filing. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

2

Part II – OTHER INFORMATION

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(a)	Exhibits

10.1	July 8, 2021 Reservation and Start-Up Agreement with hVIVO Services Limited (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.2	May 21, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited.*

10.3	April 19, 2021 Purchase and Sale Agreement with Phoenix Equipment Corporation, Branford Auctions, LLC and Perry Videx LLC.**

10.4	Material Transfer and Research agreement with Roswell Park Comprehensive Cancer Center executed on April 14, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).**

10.5	April 1, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited.**

10.6	Material Transfer And Research Agreement with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente executed on April 5, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)).**

10.7	May 12, 2021 Amendment to the Renewed Sales, Marketing, Distribution and Supply Agreement with GPPharm. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.* ****

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. * ****

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.* ****

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.* ****

101.INS	XBRL Instance Document * ***
101.SCH	XBRL Taxonomy Extension Schema Document * ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document * ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document * ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document * ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document * ***

* Filed with the Original Filing.

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

**** Filed herewith.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Ellen M. Lintal
Ellen M. Lintal
Chief Financial Officer

Date: August 16, 2021

4