Form 10-Q
period 2021-09-30
AIM ImmunoTech Inc.
filed 2021-11-15
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

47,848,622 shares of common stock were outstanding, and 725 shares of series B preferred stock were outstanding as November 8, 2021.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$37,349	$38,501
Marketable securities	499	501
Funds receivable from New Jersey net operating loss	—	1,090
Accounts receivable	28	34
Prepaid expenses and other current assets	161	184
Total current assets	38,037	40,310
Property and equipment, net	5,994	6,473
Right of use asset, net	144	179
Patent and trademark rights, net	1,845	1,498
Marketable securities, long term	15,811	15,376
Other assets	1,249	748
Total assets	$63,080	$64,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$369	$383
Accrued expenses	362	442
Current portion of operating lease liability	36	47
Current portion of financing obligation	—	230
Total current liabilities	767	1,102
Long-term liabilities:
Operating lease liability	108	132
Financing obligation arising from sale leaseback transaction (Note 13)	—	1,876
Redeemable warrants	158	180
Commitments and contingencies (Notes 11, 12, 13, and 14)

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 725 shares designated, 732 shares issued and outstanding	725	732
Common Stock, par value $0.001 per share, authorized 350,000,000 shares: issued and outstanding 47,848,622, and 42,154,371, respectively	48	42
Additional paid-in capital	416,779	402,541
Accumulated other comprehensive loss	(250)	(47)
Accumulated deficit	(355,255)	(341,974)
Total stockholders’ equity	62,047	61,294
Total liabilities and stockholders’ equity	$63,080	$64,584

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Clinical treatment programs - US	$33	$27	$85	$110
Clinical treatment programs - Europe	—	9	—	11
Total Revenues	33	36	85	121
Costs and Expenses:
Production costs	157	204	674	608
Research and development	2,006	1,102	4,749	3,445
General and administrative	1,799	2,085	6,055	6,070
Total Costs and Expenses	(3,962)	3,391	11,478	10,123
Operating loss	(3,929)	(3,355)	(11,393)	(10,002)
Interest and other income, net	(20)	69	100	131
Interest expense and other finance costs	—	(51)	(67)	(617)
Extinguishment of financing obligation and note payable	—	—	(2,701)	142
Gain on sale of fixed assets	—	—	216	—
Redeemable warrants valuation adjustment	51	31	22	(120)
Gain from sale of Income tax operating losses	72	—	542	—

Net Loss	(3,826)	(3,306)	(13,281)	(10,466)

Other comprehensive (loss), net of tax
Reclassification adjustment for realized investment loss	101	—	126	—
Change in unrealized loss on marketable securities available for sale	(104)	(75)	(329)	(12)
Comprehensive loss	$(3,829)	$(3,381)	$(13,484)	$(10,478)
Basic and diluted loss per share	$(0.08)	$(0.08)	$(0.28)	$(0.36)
Weighted average shares outstanding basic and diluted	47,846,074	38,907,546	47,156,158	28,826,283

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2021

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	$732	42,154,371	$42	$402,541	$(47)	$(341,974)	$61,294
Common stock issuances, net of costs	—	5,678,626	6	12,881	—	—	12,887
Equity-based compensation	—	—	—	526	—	—	526
Series B preferred shares converted to common shares	(7)	—	—	7	—	—	—
Comprehensive loss	—	—	—	—	(163)	(3,579)	(3,742)
Balance March 31, 2021	$725	47,832,997	$48	$415,955	$(210)	$(345,553)	$70,965
Equity-based compensation	—	—	—	480	—	—	480
Comprehensive loss	—	—	—	—	(37)	(5,876)	(5,913)
Balance June 30, 2021	$725	47,832,997	$48	$416,435	$(247)	$(351,429)	$65,532
Common stock issuances, net of costs	—	15,625	—	30	—	—	30
Equity-based compensation	—	—	—	314	—	—	314
Comprehensive loss	—	—	—	—	(3)	(3,826)	(3,829)
Balance September 30, 2021	$725	47,848,622	$48	$416,779	$(250)	$(355,255)	$62,047

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2020

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2019	$778	10,386,754	$10	$340,228	$—	$(328,109)	$12,907
Common stock issuance, net of costs	—	17,628,996	18	25,746	—	—	25,764
Warrant modification	—	—	—	46	—	—	46
Equity-based compensation	—	—	—	196	—	—	196
Shares issued to pay accounts payable	—	4,762	—	10	—	—	10
Series B preferred shares converted to common shares	(9)	—	—	9	—	—	—
Comprehensive loss	—	—	—	—	(4)	(3,790)	(3,794)
Balance March 31, 2020	$769	28,020,512	$28	$366,235	$(4)	$(331,899)	$35,129
Common stock issuance, net of costs	—	6,230,103	6	15,010	—	—	15,016
Equity-based compensation	—	—	—	150	—	—	150
Series B preferred shares converted to common shares	(32)	—	—	32	—	—	37
Comprehensive loss	—	—	—	—	67	(3,370)	(3,303)
Balance June 30, 2020	$737	34,250,615	$34	$381,427	$63	$(335,269)	$46,992
Common stock issuance, net of costs	—	6,433,022	7	17,234	—	—	17,241
Equity-based compensation	—	—	—	250	—	—	250
Shares issued to pay accounts payable	—	1,645	—	10	—	—	10
Series B preferred shares converted to common shares	(4)	—	—	4	—	—	—
Comprehensive loss	—	—	—	—	(75)	(3,306)	(3,381)
Balance September 30, 2020	$733	40,685,282	$41	$398,925	$(12)	$(338,575)	$61,112

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(in thousands)

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(13,281)	$(10,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	484	500
Redeemable warrants valuation adjustment	(22)	120
Warrant modification	—	46
Extinguishment of financing obligation and note payable	2,701	142
Amortization of patent, trademark rights	97	41
Changes in ROU assets	35	(36)
Gain on sale of property and equipment	(216)	—
Gain from sale of income tax operating losses	(542)	—
Equity-based compensation	1,320	596
Realized (loss) gain on sale of marketable securities	126	(12)
Amortization of finance and debt issuance costs	47	77
Change in assets and liabilities:
Accounts receivable	6	18
Funds Receivable from New Jersey net operating loss	1,090	776
Prepaid expenses and other current assets and other non-current assets	64	764
Lease liability	(35)	36
Accounts payable	(14)	(265)
Accrued interest expense	—	230
Accrued expenses	(80)	(81)
Net cash used in operating activities	(8,220)	(7,514)
Cash flows from investing activities:
Proceeds from sale of marketable securities	849	8,497
Purchase of marketable securities	(1,611)	(17,169)
Purchase of property and equipment	(34)	(13)
Proceeds from sale of property and equipment	245	—
Purchase of patent and trademark rights	(444)	(297)
Net cash used in investing activities	(995)	(8,982)
Cash flows from financing activities:
Payment on note payable	—	(4,279)
Payment of financing obligation	(4,732)	—
Financing obligation payments	(122)	(265)
Proceeds from sale of stock, net of issuance costs	12,917	58,066
Net cash provided by financing activities	8,063	53,522
Net (decrease) increase in cash and cash equivalents	(1,152)	37,026
Cash and cash equivalents at beginning of period	38,501	1,470
Cash and cash equivalents at end of period	$37,349	$38,496
Supplemental disclosures of non-cash investing and financing cash flow information:
Stock issued to settle accounts payable	$—	$20
Unrealized loss on marketable securities	$(329)	$(12)
Conversion of Series B preferred	$7	$45

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM”, “Company”, “we” or “us”) are an immuno-pharma company headquartered in Ocala, Florida, and focused on the research and development of therapeutics to treat multiple types of cancers, viral diseases and immune-deficiency disorders. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body, and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

AIM’s flagship products are Ampligen (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection (Interferon Alfa-N3). Ampligen has not been approved by the FDA or marketed in the United States. Ampligen is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

The Company’s primary present business focus involves Ampligen. Ampligen is a double-stranded RNA (“dsRNA”) molecule being developed for globally important cancers, viral diseases and disorders of the immune system.

AIM currently is proceeding primarily in three areas:

●	Ampligen plus Standard of Care (“SOC”) to treat pancreatic cancer patients, and in other cancers, as a potential therapeutic that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to check point inhibitors and with SOC.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, mutations thereof or new viruses.
●	Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and what we refer to as Post-COVID-19 Cognitive Dysfunction (“PCCD”).

Today, some two years after COVID-19 first appeared, the world has a number of vaccines and some promising therapeutics. AIM’s quest to prove the antiviral activities of Ampligen continues. If Ampligen has the broad-spectrum antiviral properties that the Company believes that it has, it could be a very valuable tool in treating variants of existing viral diseases, including COVID-19, or novel ones that arise in the future. Unlike most developing therapeutics which attack the virus, Ampligen works differently. AIM believes that it activates antiviral immune system pathways that fight not just a particular virus or viral variant, but other similar viruses as well.

Alferon N Injection is approved in Argentina for a category of sexually transmitted disease infections and patients that are not responsive or are intolerant to recombinant interferon. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the United States for the intralesional treatment of refractory (i.e., resistant to other treatment) or recurring external condylomata acuminata/genital warts in patients 18 years of age or older. Certain types of human papilloma viruses cause genital warts. AIM also has approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina.

The Company owns and operates a 30,000 sq. ft. facility at 783 Jersey Ave, New Brunswick, N.J., where it conducts testing and has produced limited quantities of active pharmaceutical ingredients (“API”) for its products. AIM is in the planning stages of updating the manufacturing and laboratory suites with state-of-the-art, mobile-ready equipment that can be used either there or in future alternate space. While the Company believes it has sufficient API to meet its current needs, it is also continually exploring new opportunities to maximize its ability to fulfill future needs. AIM’s current and active production plan is to shift to the utilization of Contract Manufacturing Organizations (“CMO”), while maintaining on-site teams for QC, QA, R&D, bench and small-batch manufacturing.

On May 13, 2021, the Company exercised its option to re-purchase the New Brunswick facility, pursuant to the terms of the March 16, 2018, sale and lease-back agreement. Subsequently, the Company sold certain equipment and machinery that it determined to be obsolete and no longer needed for current or future manufacturing (See Note 13: Financing Obligation Arising from Sale Leaseback Transaction).

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 31, 2021.

Immaterial Revision of Previously Reported Amounts

Subsequent to the preparation of the consolidated financial statements as of and for the period ended December 31, 2020, Management noted an error in the Company’s previously issued Consolidated Financial Statements. The error related to the Company’s income taxes footnote disclosure that resulted in the reduction of approximately $37,900,000 of certain Federal NOL carryforward assets limited by Internal Revenue Code Section 382 and the corresponding valuation allowance as of and for the period ended December 31, 2020. The revised balances of the NOL carryforward assets and valuation allowance are $8,775,000 and $8,473,000, respectively, as of December 31, 2020. In evaluating whether the previously issued Consolidated Financial Statements were materially misstated, the Company applied the guidance in ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the error on prior period financial statements was immaterial. The adjustment had no effect on the consolidated balance sheet, statement of comprehensive loss, changes in stockholders’ equity or statement of cash flows for any annual or interim period.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 1,617,145 and 534,283, are excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2021, and 2020, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were no options granted in the nine months ended September 30, 2021, and 2020.

Stock option for employees’ activity during the nine months ended September 30, 2021, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	1,049,695	$5.38	9.28	$—
Granted	—	—	—	—
Forfeited	(50,898)	2.39	—	—
Expired	—	—	—	—
Outstanding September 30, 2021	998,797	$5.53	8.96	$—
Vested and expected to vest September 30, 2021	998,797	$5.53	9.23	$—
Exercisable September 30, 2021	725,198	$4.07	7.85	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2021	767,029	$3.71	9.68	$—
Granted	—	—	—	—
Expired	(50,898)	2.39	—	—
Vested	(442,532)	2.47	—	—
Unvested September 30, 2021	273,599	$13.99	4.28	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	166,533	$11.03	6.88	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(322)	965.93	—	—
Outstanding September 30, 2021	166,211	$9.18	7.05	$—
Vested and expected to vest September 30, 2021	166,211	$9.18	6.79	$—
Exercisable September 30, 2021	166,211	$9.18	7.56	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2021	66,202	$7.24	6.13	$—
Granted	—	—	—	—
Expired	—	—	—	—
Vested	(66,202)	3.98	—	—
Unvested September 30, 2021	—	$—	—	$—

Stock-based compensation expense was approximately $1,320,000 and $596,000 for the nine months ended September 30, 2021, and 2020, resulting in an increase in general and administrative expenses, respectively.

As of September 30, 2021, and 2020, respectively, there was approximately $279,000 and $877,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Marketable Securities

Marketable securities consist of debt securities. As of September 30, 2021, and December 31, 2020, it was determined that none of the marketable securities had an other-than-temporary impairment. As of September 30, 2021, and December 31, 2020, all securities were measured as Level 1 instruments under the fair value measurements standard (See Note 12: Fair Value). As of September 30, 2021, and December 31, 2020, the Company held approximately $16,310,000 and $15,877,000 in debt securities.

Debt securities classified as available for sale consisted of:

September 30, 2021
(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains /(Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	$5,730	$(104)	$5,626	$5,626
U.S. Government mortgage-backed securities	4,317	359	4,676	4,676
Corporate bonds	6,466	(458)	6,008	6,008
Totals	$16,513	$(203)	$16,310	$16,310

December 31, 2020

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains /(Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	$5,746	$(47)	$5,699	$5,699
U.S. Government mortgage-backed securities	4,890	(52)	4,838	4,838
Corporate bonds	5,288	52	5,340	5,340
Totals	$15,924	$(47)	$15,877	$15,877

The following presents available-for-sale securities’ gross unrealized losses and fair value aggregated by the short- and long-term maturity.

September 30, 2021
(in thousands)

	Less than 12 Months		12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains /(Losses)	Fair Value	Gross Unrealized Gains
U.S. Treasury notes	$—	$—	$5,730	$(104)	$5,626	$(104)
U.S. Government mortgage-backed securities	—	—	4,317	359	4,676	359
Corporate bonds	499	—	5,967	(458)	6,008	(458)
Totals	$499	$—	$16,014	$(203)	$16,310	$(203)

December 31, 2020
(in thousands)

	Less than 12 Months		12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains	Fair Value	Gross Unrealized Gains/ (Losses)	Fair Value	Gross Unrealized Gains
U.S. Treasury notes	$501	$—	$5,245	$(47)	$5,699	$(47)
U.S. Government mortgage-backed securities	—	—	4,890	(52)	4,838	(52)
Corporate bonds	—	—	5,288	52	5,340	52
Totals	$501	$—	$15,423	$(47)	$15,877	$(47)

Note 5: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2021	December 31, 2020
Compensation	$4	$2
Professional fees	176	124
Other expenses	182	316
	$362	$442

Note 6: Property and Equipment, net

	(in thousands)
	September 30, 2021	December 31, 2020
Land, buildings and improvements	$10,530	$10,547
Furniture, fixtures, and equipment	2,434	5,136
Total property and equipment	12,964	15,683
Less: accumulated depreciation	(6,970)	(9,210)
Property and equipment, net	$5,994	$6,473

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years.

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years. The lease payments were initially $408,000 per year for two years through March 31, 2020, and will escalate in subsequent years On May 13, 2021, the Company completed its re-purchase of the land and building for $4,732,637 inclusive of closing costs, pursuant to its repurchase option in the property lease. (See Note 13: Financing Obligation Arising from Sale Leaseback Transaction for more details on the sale leaseback of the property and equipment).

In April 2021, the Company sold some of the assets located at its facility at 783 Jersey Ave., New Brunswick, N.J. The assets sold consist of equipment and machinery that the Company determined to be obsolete and no longer needed for current and future manufacturing. The assets were sold for an aggregate of $245,000, which resulted in a gain on the sale of assets of $216,000.

Note 7: Patents

(in thousands)
December 31, 2019	$1,151
Acquisitions	573
Abandonments	(68)
Amortization	(158)
December 31, 2020	$1,498
Acquisitions	444
Amortization	(97)
September 30, 2021	$1,845

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method of the estimated useful life of 17 years. The costs of provisional patents and pending applications are not amortized until they are filed. Patents are reviewed each reporting period to determine if it is likely that they will be successfully filed. The costs of provisional patents and pending applications for purposes of the amortization table below are estimated for each year.

Amortization of patents and trademarks for each of the next five years is as follows:

Period Ending December 31,
(in thousands)
2021	$17
2022	140
2023	163
2024	185
2025	215
Thereafter	1,125
Total	$1,845

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of September 30, 2021, and December 31, 2020, the Company had 725 and 732 shares of Series B Convertible Preferred Stock outstanding, respectively. Each such Preferred Share is convertible into 114 shares of common stock.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the nine months ended September 30, 2021, 7 shares of Series B Convertible Preferred stock were converted into common stock, and for the twelve months ending December 31, 2020, 45 shares of Series B Convertible Preferred Stock were converted into common stock.

(b) Common Stock

The Company has authorized 350,000,000 shares of common stock with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares.

On July 7, 2020, the board of directors approved a plan pursuant to which all directors, officers, and employees could purchase from the company up to an aggregate of $500,000 worth of shares at the market price. Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. The Company issued 10,730 shares of its common stock at a price of $2.33 for a total of $25,000 under this plan. When this plan expired, the board of directors approved subsequent similar $500,000 plans for all directors, officers and employees to buy company shares from the Company at the market price. Subsequent plans were approved by the board of directors upon the expiration of prior plans. The latest plan was approved by the board of directors on September 14, 2021.

During the fiscal year ended December 31, 2020, the Company issued a total of 27,501 shares of its common stock at prices ranging from $1.72 to $2.03 for a total of $50,000.

During the nine months ended September 30, 2021, the Company issued a total of 37,325 shares of its common stock at prices ranging from $1.92 to $2.35 for a total of $80,000.

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

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim Group LLC (“Maxim”), pursuant to which it could sell, from time to time, shares of its Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced a prior EDA with Maxim. For the year ended December 31, 2020, the Company sold 20,444,807 shares under the 2019 EDA for total gross proceeds of $53,936,615, which includes a 3.5% fee to Maxim of $1,888,727. During the period ended September 30, 2021, the Company sold 5,665,731 shares under the 2019 EDA for total gross proceeds of $13,301,526, which includes a 3.5% fee to Maxim of $465,533. The 2019 EDA was terminated in early February 2021.

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

As of September 30, 2021, and December 31, 2020, there were 47,848,622 and 42,154,371 shares outstanding, respectively.

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

Note 11: Long-Term Debt

On August 5, 2019, the Company issued a Secured Promissory Note (the “CV Note”) with Chicago Venture Partners, L.P. (the “CV”). The Note had an original principal amount of $2,635,000, bore interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its terms. The Company received proceeds of $1,900,000 after an original issue discount and payment of Lender’s legal fees. Pursuant to a Security Agreement between the Company and the Lender, repayment of the Note is secured by substantially all of its assets other than its intellectual property.

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

Interest expense associated with the CV Note was $0, for the period ending September 30, 2021, and approximately $116,000, for the period ending September 30, 2020.

On December 5, 2019, the Company issued a secured Promissory Note (the “AS Note”) to Atlas Sciences L.P. (“AS”). The AS Note had an original principal amount of $2,175,000, bore interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its term.

On June 19, 2020, the Company paid off the outstanding AS note which consisted of original principal of $2,175,000, and accrued interest payable of $122,000 less origination discount of $376,000 and issuance costs of $7,000, with a net note payable of $1,838,000, including a gain on extinguishment of $76,000.

Interest expense associated with AS Note for the period ending September 30, 2021, was $0 and was approximately $106,000 for the period ending September 30, 2020.

Note 12: Fair Value

The Company is required under U.S. GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheets.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the unlikely occurrence of a Fundamental Transaction, namely (1) a merger or consolidation with another person; (2) sale of substantially all of its assets; (3) holders of common stock sell 50% or more of outstanding shares; (4) the Company effects an exchange of all its securities for other securities, cash or property, and (5) the Company effects a stock purchase agreement or business combination for more than 50% of outstanding shares. The fair value of the redeemable warrants (“Warrants”) related to the Company’s February 2017, June 2017, August 2017, April 2018, and March 2019 common stock warrant issuances, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	September 30, 2021	December 31, 2020
Underlying price per share	$2.02	$1.79
Exercise price per share	$30.25 – 33.00	$30.25-33.00
Risk-free interest rate	0.08%	0.12%
Expected holding period	0.84 – 0.85	1.58 – 1.60
Expected volatility	60%	130%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	September 30, 2021	December 31, 2020
Underlying price per share	$2.02	$1.79
Exercise price per share	$27.50	$27.50
Risk-free interest rate	0.06%	0.11%
Expected holding period	0.67	12.42
Expected volatility	55%	135%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	September 30, 2021	December 31, 2020
Underlying price per share	$2.02	$1.79
Exercise price per share	19.80	$19.80
Risk-free interest rate	0.05%	0.11%
Expected holding period	0.43	1.18
Expected volatility	35%	110%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	September 30, 2021	December 31, 2020
Underlying price per share	$2.02	$1.79
Exercise price per share	$17.16	$17.16
Risk-free interest rate	0.30%	0.16%
Expected holding period	2.07	2.81
Expected volatility	140%	105%
Expected dividend yield	-	-

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	September 30, 2021	December 31, 2020
Underlying price per share	$2.02	$1.79
Exercise price per share	$8.80	$8.80
Risk-free interest rate	0.39%	0.19%
Expected holding period	2.44	3.19
Expected volatility	135%	105%
Expected dividend yield	-	-

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction (1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company flagship product is approved only in Argentina for Severely Debilitated Chronic Fatigue Syndrome patients;
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and global market conditions continue to include uncertainty, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;
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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes certain U.S. and government agency debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2021, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$16,310	$16,310	$—	$—
Liabilities:
Redeemable warrants	$158	—	—	$158

	(in thousands) As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,877	$15,877	$—	$—
Liabilities:
Redeemable warrants	$180	—	—	$180

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2020	$180
Fair value adjustment	(22)
Balance at September 30, 2021	$158

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

For the nine months ended September 30, 2021, the loss on extinguishment was $2,701,460. Interest expense relating to this financing agreement was $19,000 for the nine months ended September 30, 2021, and $51,000 for the nine months ended September 30, 2020.

Note 14: Leases

The Company entered into a Lease Agreement for a term of five years commencing on September 14, 2020, pursuant to which the Company agreed to lease two Sharp copiers. The base of $1,415 per month.

On June 13, 2018, the Company entered into a Lease Agreement for a term of six years commencing on July 1, 2018, pursuant to which the Company agreed to lease approximately 3,000 rentable square feet. The base rent increases by 3% each year, and ranges from $2,100 per month for the first year to $2,785 per month for the sixth year.

On May 1, 2019, the Company entered into a Lease Agreement for a term of three years commencing on May 1, 2019 pursuant to which the Company agreed to lease approximately 3,000 rentable square feet. The base rent is $1,500 per month for the term of the lease.

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 3 months and 4 years. As of September 30, 2021, the weighted-average remaining term is 2.97 years.

The Company has determined that the incremental borrowing rate is 10% as of September 30, 2021, based upon the most recently completed financing transaction in December 2019.

Period December 31,
(in thousands)
2021	$14
2022	48
2023	47
2024	34
2025	17
Less imputed interest	(16)
Total	$144

As of September 30, 2021, the balance of the right of use assets was $144,000 and the corresponding lease liability balance was $144,000. Total rent expense was $39,000 for the nine months ended September 30, 2021, and $38,000 for the nine months end September 30, 2020.

Note 15: Research, Consulting and Supply Agreements

In July 2021, the Company executed a Reservation and Start-Up Agreement (the “Agreement”) with hVIVO Services Limited (“hVIVO”), and subsequently signed a clinical trial agreement (“CTA”) in September. The Company has paid hVIVO approximately $672,000, representing half of the booking fee for use of its quarantine facility. The balance of the agreement is approximately $3,398,000.

In January 2021, the Company entered into a Sponsor Agreement with the Centre for Human Drug Research (“CHDR”) for a Phase 1 clinical study to assess the safety, tolerability, and biological activity of Ampligen as a potential intranasal therapy. The Company has paid CHDR approximately $1,010,000. The balance of the agreement is approximately $70,000.

Note 16: Subsequent Events

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

We are in various stages of seeking to determine whether Ampligen will be effective in the treatment of multiple types of cancers, immune-deficiency disorders and viral diseases. We discuss in this Report our current and anticipated future activities, all of which are subject to change for a number of reasons. Significant additional testing and trials will be required to determine whether Ampligen will be effective in the treatment of these conditions. Results obtained in animal models do not necessarily predict results in humans. Human clinical trials will be necessary to prove whether or not Ampligen will be efficacious in humans. No assurance can be given as to whether current or planned clinical trials will be successful or yield favorable data and the trials are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the institutions sponsoring other trials. In addition, initiation of planned clinical trials may not occur due to many factors including lack of regulatory approval(s) or lack of study drug. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. We recognize that all cancer centers, like all medical facilities, must make the COVID-19 pandemic their priority. Therefore, there is the potential for delays in clinical trial enrollment and reporting in ongoing studies. No assurance can be given that future studies will not result in findings that are different from those reported in the studies we refer to.

Additionally, the pandemic is disrupting world health and world economies and most likely will continue to do so for a long time. Many countries are dealing with COVID-19 and have made that their primary health focus. While we are able to continue to operate, like all businesses we are unable to gauge how bad this pandemic will affect our operations in the future (e.g. in Argentina, where we believe COVID-19 is affecting our commercialization efforts). Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential operations in foreign countries will not be adversely affected by these risks. We have filed a number of provisional patent applications. No assurance can be given that our current or future patent applications ultimately will be granted.

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

We conduct testing and have produced limited quantities of active pharmaceutical ingredients (“API”) for our products at our N.J. facility. We are in the planning stages of updating the manufacturing and laboratory suites with state-of-the-art, mobile-ready equipment that can be used either there or in future alternate space. While we believe we have sufficient API to meet our current needs, we also are continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In lieu of modernizing the facility or in addition thereto, our current and active production plan is to shift to the utilization of Contract Manufacturing Organizations (“CMO”), while maintaining on-site teams for QC, QA, R&D, bench and small-batch manufacturing.

The production of new Alferon API inventory at the facility cannot begin until the validation phase is complete. While the facility has already been approved by the FDA under the Biological License Application (“BLA”) for Alferon, this status will need to be reaffirmed through revalidation of our revised process and systems, submission of a supplemental application and, potentially, a successful Pre-Approval Inspection by the FDA prior to commercial sale of newly produced inventory product. If we determine that we need expanded capacity, and/or we determine not to move forward with re-validating the facility, we will need to move forward with other possibilities to produce API. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

Overview

General

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM”, “Company”, “we” or “us”) are an immuno-pharma company headquartered in Ocala, Florida, and focused on the research and development of therapeutics to treat multiple types of cancers, viral diseases and immune-deficiency disorders. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body, and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

Our flagship products are Ampligen (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection (Interferon Alfa-N3). Ampligen has not been approved by the FDA or marketed in the United States. Ampligen is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

Our primary present business focus involves Ampligen. Ampligen represents a dsRNA being developed for globally important cancers, viral diseases and disorders of the immune system.

We currently are proceeding primarily in three areas:

●	Ampligen plus Standard of Care (“SOC”) to treat pancreatic cancer patients, and in other cancers, as a potential therapeutic that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to check point inhibitors and with SOC.

●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, mutations thereof or new viruses.

●	Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and what we refer to as Post-COVID-19 Cognitive Dysfunction (“PCCD”).

We are prioritizing our activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and PCCD having priority over antiviral experimentation. We intend that priority clinical work be conducted in FDA- or EMA-authorized trials which could support a potential future New Drug Application (“NDA”). However, our antiviral experimentation is designed to accumulate additional preliminary data supporting our hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, we will conduct our antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues.

Pancreatic Cancer and Immuno-Oncology.

We are focused on pancreatic cancer because testing results, to date, primarily conducted in the Netherlands, have been very promising. The Netherlands study generated statistically significant data indicating that Ampligen extended survival well beyond the SOC. These data support the proposition that Ampligen, when administered in patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy showed a statistically significant increase in survival rate. In October 2021, we and our Contract Research Organization, Amarex Clinical Research LLC (“Amarex”), submitted an Investigational New Drug (“IND”) application and an accompanying application for Fast Track status to the U.S. Food and Drug Administration (“FDA”) for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. We believe that the potential benefits for patients with late-stage pancreatic cancer, a terminal disease, well outweighs any risks involved in administering Ampligen. Assuming this trial and subsequent planned clinical trials confirm the existing data, our goal is to then submit an NDA for use of Ampligen in pancreatic cancer patients.

Ampligen has also demonstrated in the clinic the potential for standalone efficacy in a number of solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. These successes in the field of immuno-oncology have guided our efforts toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. The first of our patent applications in this space was granted by the Netherlands on March 15, 2021.

Please see “Immuno-Oncology and Pancreatic Cancer” below.

Ampligen as an Antiviral.

We have a research and pre-clinical history that indicates broad-spectrum antiviral capability of Ampligen in animals. We hope to demonstrate that it has the same effect in humans. To do this, among other things, we need a population infected with a virus. That is why we have spent significant resources on COVID-19 (the disease caused by SARS-CoV-2) which is active and still infecting many subjects. While much would need to be done to get Ampligen to market as a broad-spectrum antiviral, we believe that it is important to focus our efforts on first and thoroughly proving the concept, especially while there is still a large COVID-19-infected population. Previously, we conducted animal studies that yielded positive results utilizing Ampligen to treat Western Equine Encephalitis Virus, Ebola and SARS-CoV-1. We have conducted experiments in SARS-CoV-2 showing Ampligen has a powerful impact on viral replication. We believe that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against SARS-CoV-2.

We have conducted and designed studies both in the United States and abroad and sought guidance from the FDA. In our communications with the FDA, the FDA has requested that we provide additional data to assist the agency in evaluating the potential risks and benefits of administering Ampligen to asymptomatic and mild COVID-19 individuals. However, as discussed in more detail below, where the threat to the patient from COVID-19 is high, the FDA has already authorized Ampligen in a clinical trial of patients with COVID-19 who have a pre-existing cancer. That Phase 1/2a study utilizing Ampligen is underway. We have also elected to conduct studies (initially with healthy volunteers) outside the United States, primarily in the Netherlands and the United Kingdom.

In this regard, the Centre for Human Drug Research (“CHDR”), a foundation located in Leiden in the Netherlands, managed a Phase 1 randomized, double-blind study for us to evaluate the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. All patients had completed treatment by June 2021 and the Final Safety Report reported no Serious or Severe Adverse Events at any dosage level.

Following the completion of the Phase 1 dosing in the CHDR managed study, and based on its positive interim results, we engaged hVIVO to conduct a Human Challenge Trial (“HCT”) at their quarantine facility in the U.K. to test Ampligen as a potential intranasal antiviral therapy using a human Rhinovirus hRV (common cold virus) and Influenza. In an HCT, subjects are intentionally exposed to particular diseases to test how the diseases will respond to potential therapeutics. We believe that an HCT will allow us to expedite the development process for Ampligen by ensuring full exposure of both the control group and the Ampligen group, so as to assess whether Ampligen has a prophylactic effect. We have submitted a study protocol to the Oxford Research Ethics Committee (“REC”)/Medicines and Healthcare Regulatory Agency (“MHRA”) on September 10, 2021. The REC approved the protocol, but the MHRA provided a response outlining areas of the submission where it requires additional information. We intend to re-submit its proposed protocol as soon as possible.

Today, some two years after COVID-19 first appeared, the world has a number of vaccines and some promising therapeutics. Our quest to prove the antiviral activities of Ampligen continues. If Ampligen has the broad-spectrum antiviral properties that we believe that it has, it could be a very valuable tool in treating variants of existing viral diseases, including COVID-19, or novel ones that arise in the future. Unlike most developing therapeutics which attack the virus, Ampligen works differently. We believe that it activates antiviral immune system pathways that fight not just a particular virus or viral variant, but other similar viruses as well.

Please see “Ampligen as a Potential Antiviral” below.

Ampligen as a treatment for ME/CFS and PCCD

We have long been focused on seeking the FDA’s approval for the use of Ampligen to treat ME/CFS. In fact, in February 2013, we received a Complete Response letter (“CRL”) from the FDA for our Ampligen NDA for ME/CFS, stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses.

While developing a comprehensive response to the FDA and a plan for a confirmatory trial for the FDA NDA, we proceeded independently in Argentina and, in August 2016, we received approval of an NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”) for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina.

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received Institutional Review Board (“IRB”) approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID-19 chronic fatigue. As of September 30, 2021, there are 14 patients enrolled in this open-label expanded access treatment protocol (including 3 post-COVID-19 patients with cognitive dysfunction).Early data from the ongoing AMP-511 Expanded Access Program has indicated that patients with cognitive function deficiency have reported improvements in cognitive function after Ampligen treatment.

We plan on a comprehensive follow through with the FDA regarding the use of Ampligen as a treatment for ME/CFS. We have learned a great deal since the FDA’s CRL and plan to adjust our approach to concentrate on specific ME/CFS symptoms. Responses to the CRL and a proposed confirmatory trial are being worked on now by our R&D team and consultants.

Please see “Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (“ME/CFS”)” below.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of Ampligen® (rintatolimod), a first-in-class drug of large macromolecular double-stranded (ds) RNA (ribonucleic acid) molecules, and our FDA-approved natural alpha-interferon product, Alferon N Injection®.

Ampligen®

Ampligen is approved for sale in Argentina for severe Chronic Fatigue Syndrome (“CFS”) and is an experimental drug in the United States currently undergoing clinical development for the treatment of certain cancers and ME/CFS. Over its developmental history, Ampligen has received various designations, including Orphan Drug Product Designation (FDA and European Medicines Agency (“EMA”)), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Ampligen represents the first drug in the class of large (macromolecular) dsRNA molecules to apply for NDA review. Based on the results of published, peer-reviewed pre-clinical studies and clinical trials, we believe that Ampligen may have broad-spectrum antiviral and anti-cancer properties.

We believe that nucleic acid compounds represent a potential new class of pharmaceutical products designed to act at the molecular level for treatment of many human diseases. There are two forms of nucleic acids: deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). DNA is a group of naturally occurring molecules found in chromosomes, the cell’s genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell’s behavior which, in turn, regulates the action of groups of cells, including the cells which comprise the body’s immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors. Our drug technology utilizes specifically-configured RNA and is a selective Toll-like Receptor 3 (“TLR3”) agonist that can be administered intravenously, intranasally and intraperitoneally. Ampligen has been assigned the generic name rintatolimod by the United States Adopted Names Council (“USANC”) and has the chemical designation poly(I):poly(C12U).

Expanded Access Program/Early Access Programs/clinical trials of Ampligen that have been conducted or that are ongoing include studies of the potential treatment of patients with renal cell carcinoma, malignant melanoma, non-small cell lung cancer, ovarian cancer, breast cancer, colorectal cancer, prostate cancer, pancreatic cancer, ME/CFS, Hepatitis B, HIV, COVID-19, Long COVID and Post-COVID-19 Cognitive Dysfunction.

We have received approval of our NDA from ANMAT for the commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. AIM has supplied GP Pharm with the Ampligen required for testing and ANMAT release. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA, for the treatment of CFS with the FDA.

The FDA has authorized an open-label expanded access treatment protocol (“AMP-511”) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021. At this time, we do not plan on passing this adjustment along to the patients in this program. As of September 30, 2021, there are 14 patients enrolled in this open-label expanded access treatment protocol (including 3 post-COVID-19 patients with cognitive dysfunction). In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms; three of the 13 patients enrolled have post-COVID chronic-fatigue-like symptoms. Early data from the ongoing AMP-511 Expanded Access Program has indicated that patients with cognitive function deficiency have reported improvements in cognitive function after Ampligen treatment.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also is managing all Early Access Programs and Special Access Programs in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement was automatically extended for a period of 12 months on May 20, 2021.

In April 2018, we completed data analysis of an intranasal human safety study of Ampligen-plus-FluMist®, known as AMP-600. The study was previously closed after the U.S. Centers for Disease Control and Prevention (“CDC”) made a general recommendation against the use of FluMist® at that time. Intranasal Ampligen in combination with FluMist® was generally well-tolerated in the study.

In June 2018, Ampligen was cited as outperforming two other TLR3 agonists — poly IC and natural double stranded RNA — in creating an enhanced tumor microenvironment for checkpoint blockage therapy in the journal of Cancer Research (http://cancerres.aacrjournals.org/content/early/2018/05/31/0008-5472.CAN-17-3985). In a head-to-head study in explant culture models, Ampligen activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune-suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (“SPORE”).

In 2018, we completed production of two commercial-size batches of more than 16,000 vials of Ampligen, following its “Fill & Finish” at Jubilant HollisterStier, the Contract Manufacturing Organization. These lots passed all required testing for regulatory release for human use and are being used for multiple programs, including the treatment of ME/CFS, the pancreatic cancer EAP in the Netherlands, and will continue to be used for ongoing and future clinical studies in oncology. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials. Additionally, in December 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our existing fill and finish capacity.

Alferon N Injection®

Alferon N Injection is the registered trademark for our injectable formulation of natural alpha interferon. Alferon is the only natural-source, multi-species alpha interferon currently approved for sale in the United States and Argentina for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Alferon is also approved in Argentina for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferons. Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”). According to the CDC, HPV is the most common sexually transmitted infection, with approximately 79 million Americans — most in their late teens and early 20s — infected with HPV. In fact, the CDC states that “HPV is so common that nearly all sexually active men and women get the virus at some point in their lives.” Although they do not usually result in death, genital warts commonly recur, causing significant morbidity and entail substantial health care costs.

Interferons are a group of proteins produced and secreted by cells to combat diseases. Researchers have identified four major classes of human interferon: alpha, beta, gamma and omega. Alferon N Injection contains a multi-species form of alpha interferon. The worldwide market for injectable alpha interferon-based products has experienced rapid growth and various alpha interferon injectable products are approved for many major medical uses worldwide. Alpha interferons are manufactured commercially in three ways: by genetic engineering, by cell culture, and from human white blood cells. All three of these types of alpha interferon are or were approved for commercial sale in the United States. Our natural alpha interferon is produced from human white blood cells. The potential advantages of natural alpha interferon over recombinant (i.e., synthetic) interferon produced and marketed by other pharmaceutical firms may be based upon their respective molecular compositions. Natural alpha interferon is composed of a family of proteins containing many molecular species of interferon. In contrast, commercial recombinant alpha interferon products each contain only a single species. Researchers have reported that the various species of interferons may have differing antiviral activity depending upon the type of virus. Natural alpha interferon presents a broad complement of species, which we believe may account for its higher activity in laboratory studies. Natural alpha interferon is also glycosylated (i.e., partially covered with sugar molecules). Such glycosylation is not present on the currently U.S.-marketed recombinant alpha interferons. We believe that the absence of glycosylation may be in part responsible for the production of interferon-neutralizing antibodies seen in patients treated with recombinant alpha interferon. Although cell culture-derived interferon is also composed of multiple glycosylated alpha interferon species, the types and relative quantity of these species are different from our natural alpha interferon.

Alferon N Injection [Interferon alfa-n3 (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multi-species alpha interferon product. There are essentially no neutralizing antibodies observed against Alferon N Injection to date and the product has a relatively low side-effect profile. The recombinant DNA derived alpha interferon formulations have been reported to have decreased effectiveness after one year of treatment, probably due to neutralizing antibody formation (See “Manufacturing” and “Marketing/Distribution” sections below for more details on the manufacture and marketing/distribution of Alferon N Injection).

Immuno-Oncology and Pancreatic Cancer

The potential of Ampligen as an immuno-oncology therapeutic has been a major focus of AIM since the company’s current leadership took over in 2016. We have been working with the University of Pittsburgh’s chemokine modulation research initiative, which includes the use of Ampligen as a potential adjuvant to modify the tumor microenvironment (“TME”) with the goal of increasing anti-tumor responses to check point inhibitors (“CPI”). As part of this collaboration, we have supplied Ampligen to the University. The study, under the leadership of Robert P. Edwards, MD, chair of gynecologic services at Magee-Women’s Hospital of the University of Pittsburgh School of Medicine, and Professor of Surgery Pawel Kalinski, M.D., Ph.D., at Roswell Park, Buffalo, N.Y., involved the chemokine modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of 2017, Dr. Kalinski relocated to Roswell Park in Buffalo, NY and has established a cancer program which will continue to require a supply of Ampligen.

Additionally, in October 2018 we signed a clinical trial agreement with Roswell Park to evaluate Ampligen in combination with checkpoint inhibitors. However, after several years of successful studies and trials, we are now strategically narrowing our focus to trials and activities that have the shortest potential path to FDA and EMA drug approval – in other words, to put our energy into the tasks where clinical results suggest an opportunity for expedited success. These potential trials would be AIM-sponsored and AIM-funded.

Multiple Ampligen clinical trials are underway at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors, The underway trials are:

●	Advanced Recurrent Ovarian Cancer - A follow-up Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. https://clinicaltrials.gov/ct2/show/NCT03734692

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1/2 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and treated. https://www.clinicaltrials.gov/ct2/show/NCT03599453

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; 15 patients were enrolled and treated. https://clinicaltrials.gov/ct2/show/NCT03403634

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization; the objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy; the goal of this approach is to increase survival. This study is recruiting patients designed for up to 24 patients. https://clinicaltrials.gov/ct2/show/NCT04081389

Additionally, we are awaiting publication of the results of a Phase 1/2 study of intraperitoneal chemo- immunotherapy in advanced recurrent ovarian cancer. The Phase 1 portion was designed to establish intraperitoneal safety. https://clinicaltrials.gov/ct2/show/NCT02432378

The below Ampligen clinical trials and related activities are planned for initiation in 2021-22:

●	Phase 2 Pancreatic Cancer Trial / FDA Fast Track Designation - In October 2021, AIM and Amarex, submitted an IND application and an accompanying application for Fast Track status with the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer.

●	Ovarian Cancer - We plan to develop a Phase 2 Cisplatin Resistant Advanced Recurrent Ovarian Cancer Clinical Study utilizing Ampligen at the University of Pittsburgh.

●	Refractory Melanoma — Phase 2 study that will evaluate polarized dendritic cell vaccine, interferon alpha-2, Ampligen and celecoxib for the treatment of HLA-A2+ refractory melanoma at Roswell Park. Up to 24 patients to be enrolled (See: https://www.clinicaltrials.gov/show/NCT04093323).

As part of this business and scientific strategy, and after lengthy discussions with Roswell Park Comprehensive Cancer Center, we have determined that it is not in our stockholders’ best interests to relinquish “Third-Party Beneficiary” rights to any of our pre-existing intellectual property without appropriate compensation and licensing terms. This business decision has created an impasse which means we will not be moving forward with certain planned trials at Roswell Park. These trials are:

●	A colorectal carcinoma trial;

●	A proposed brain metastatic triple-negative breast cancer trial;

●	A proposed non-small cell lung cancer trial; and

●	A urothelial, melanoma and renal cell carcinoma trial.

Furthermore, unlike pancreatic cancer and advanced recurrent ovarian cancer, these previous planned studies are not on our near-term critical path for future NDAs. Therefore, these will only become a priority after we accomplish our near-term goals related to pancreatic cancer and advanced recurrent ovarian cancer where data supports priority status.

Pancreatic Cancer

In January 2017, the EAP established under our agreement with myTomorrows to enable access of Ampligen to ME/CFS patients was extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in Europe and Turkey and will manage all EAP activities relating to the pancreatic cancer extension of the program. In February 2018, the agreement with myTomorrows was extended to cover Canada to treat pancreatic cancer patients, pending government approval. There have been no physician requests to date that would cause the program to move forward with the approval process.

A total of 42 pancreatic cancer patients received treatment with Ampligen immuno-oncology therapy under the EAP program at Erasmus MC in the Netherlands. Supervised by Prof. Casper van Eijck, MD, the team at Erasmus MC in September 2020 reported data which demonstrated a statistically significant positive survival benefit when using Ampligen in patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy, compared with historical control patients. We will work with our Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track” and to obtain IND authorizations to conduct follow-up pancreatic cancer Phase 2 clinical trials with potential sites in the Netherlands at Erasmus MC under Prof. van Eijck, and also at major cancer research centers in the United States. Additionally:

●	In December 2020, the FDA granted Ampligen Orphan Drug Designation status for the treatment of pancreatic cancer. The Orphan Drug Designation program provides orphan status to drugs and biologics which are defined as those intended for the treatment, prevention or diagnosis of a rare disease or condition, which is one that affects less than 200,000 persons in the United States or meets cost recovery provisions of the act. The status helps incentivize the treatment of therapies to treat unmet medical needs by providing a company with seven years of exclusivity rights once a drug reaches market.

●	In February 2021, our subsidiary, NV Hemispherx Biopharma Europe, received formal notification from the European Commission (“EC”) granting Orphan Medicinal Product Designation for Ampligen as a treatment for pancreatic cancer. Orphan products, once commercially approved in the European Union (“EU”), receive benefits including up to ten years of protection from market competition from similar medicines with similar active component and indication for use that are not shown to be clinically superior.

In June 2021, Ampligen was featured in a publication containing state-of-the-art methodologies in the peer-reviewed medical journal Cancers as a potential treatment option for cancer patients who are infected with SARS-CoV-2. The study’s authors stated that Ampligen has the potential to reduce the severity of the deadly respiratory disease COVID-19. According to laboratory data presented in the publication, “Rintatolimod [Ampligen] activated the innate and the adaptive immune systems by activating a cascade of actions in human pancreatic cancer cells”, including:

●	Stimulation of interferon regulatory factors and activation of the interferon signaling pathway,

●	Production of immunomodulatory activity and

●	Induction of the expression of MHC class I and II histocompatibility

The full journal article is titled: “Rintatolimod Induces Antiviral Activities in Human Pancreatic Cancer Cells: Opening for an Anti-COVID-19 Opportunity in Cancer Patients?” Cancers is a peer-reviewed, open access journal of oncology published semimonthly online by MDPI. The study’s authors include Prof. C.H.J. van Eijck, MD, PhD, the lead investigator for an EAP at Erasmus Medical Center in the Netherlands.

In March 2021, we were granted a patent by the Netherlands Patent Office. The granted patent claims include, but are not limited to, the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors (e.g. pembrolizumab, nivolumab).

In October 2021, we and Amarex submitted an IND application and an accompanying application for Fast Track status with the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. The Buffett Cancer Center at UNMC and Erasmus MC in the Netherlands are expected to be the primary study sites, although additional sites are anticipated. The planned AMP-270 clinical trial of approximately 250 subjects will be a Phase 2, randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen when added to SOC versus SOC alone for subjects with advanced pancreatic carcinoma recently treated with FOLFIRINOX chemotherapy regimen (secondary objectives include comparing safety and tolerability).

Myalgic Encephalomyelitis/Chronic Fatigue Syndrome

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

Many survivors of the first SARS-CoV-1 epidemic in 2003 continued to report chronic fatigue, difficulty sleeping and shortness of breath months after recovering from the acute illness. “After one year, 17% of patients had not returned to work and 9% more had not returned to their pre-SARS work levels,” according to Simmaron Research. Now there is increasing evidence that patients with COVID-19 can develop a similar, ME/CFS-like illness. These patients are commonly referred to as “Long Haulers.”

In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms. For more information on our AMP-511 Expanded Access Program, please see “OUR PRODUCTS: Ampligen” above.

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

Ampligen as a Potential Antiviral

Following the SARS-CoV-1 outbreak in 2002-03, Ampligen exhibited excellent antiviral properties and protective survival effect in NIH-contracted studies of SARS-CoV-1-infected mice, which is very similar to SARS-CoV-2, the novel virus that causes COVID-19.

●	The Barnard 2006 study (https://journals.sagepub.com/doi/abs/10.1177/095632020601700505) found that Ampligen reduced virus lung levels to below detectable limits.

●	The Day 2009 study (https://www.ncbi.nlm.nih.gov/pmc/articles/PMC2787736/) found that, instead of 100% mortality, there was 100% protective survival using Ampligen.

We compared key transcription regulatory sequences of SARS-CoV-1 to SARS-CoV-2 and found significant similarities, suggesting highly probable extension of the antiviral effects of Ampligen in the earlier NIH-contracted SARS experiments to COVID-19. The SARS-CoV-2 virus – which causes COVID-19 – shares important genomic and pathogenic similarities with SARS-CoV-1 (hence its name). Since Ampligen has shown antiviral activity against more distantly related coronaviruses, there was a reasonable probability that the antiviral effects of Ampligen against SARS-CoV-1 will likely extend to SARS-CoV-2, and as discussed below, recently, Ampligen has demonstrated ex vivo antiviral activity against SARS-CoV-2. We believe that this creates a compelling case for clinical trials to evaluate Ampligen as a potential tool in the fight against COVID-19.

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

On April 1, 2020, we entered into a Material Transfer and Research Agreement (“MTA”) with Shenzhen Smoore Technology to study the utilization of an innovative Smoore inhalation delivery device and Ampligen as a potential treatment approach for the SARS-CoV-2 pandemic. The MTA was extended for two years in May 2021. There have been obstacles related to importing Ampligen to China. We have been working with Smoore to alleviate these issues and to identify a mutually beneficial course of action that would allow us to move forward with the proposed testing of Ampligen outside of China. On parallel paths, over the past year, Smoore focused on the development of a personal inhalation device designed to administer Ampligen, given temperature parameters of dsRNA. Contemporaneously, we have studied the safety and efficacy of Ampligen using an ex vivo 3D model in primary human respiratory epithelial cells at Utah State University, which showed that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels, and conducted intranasal safety testing. AIM and Smoore signed a two-year extension of the MTA in May 2021. We are exploring avenues to further test Ampligen as an inhalation therapy in the United States and Europe, while Smoore continues to work toward receiving authorization to import Ampligen to China.

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

In addition, we joined with ChinaGoAbroad (“CGA”) to facilitate the entry of Ampligen into the People’s Republic of China (“PRC”) for use as a prophylactic/early-onset therapeutic against COVID-19. CGA is a member-based online information platform and offline advisory firm serving to facilitate two-way international transactions relating to the PRC in collaboration with the China Overseas Development Association (“CODA”). The relationship with ChinaGoAbroad is ongoing.

On May 11, 2020, the FDA authorized an IND for Roswell Park to conduct a Phase 1/2a study of a regimen of Ampligen and interferon alpha in cancer patients with COVID-19 infections. This clinical trial, sponsored by Roswell Park in collaboration with us, will test the safety of this combination regimen in patients with cancer and COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. Several subjects have been treated and recruitment continues. It is planned that the phase 1/2a study will enroll up to 44 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alfa-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alfa but will receive best available care. We are a financial sponsor of the study and will provide Ampligen at no charge for this study.

On July 6, 2020, we entered into a clinical trial agreement with Roswell Park pursuant to which Roswell Park will conduct a Phase 1/2a trial of Ampligen (rintatolimod) in combination with interferon alfa, in cancer patients with COVID-19, the disease caused by the SARS-CoV-2 coronavirus. We and the National Cancer Institute are supporting this trial. We reported in September 2020 that recruitment in the trial had begun (See clinicaltrials.gov/NCT04379518). On November 25, 2020, the first patient in the study had been enrolled and treated. This study was amended to add 20 patients, with 10 randomized to receive a single dose of Ampligen and 10 patients to receive current best therapies.

We also entered into a specialized services agreement with Utah State University and have supplied Ampligen to support the University’s Institute for Viral Research in its research into SARS-CoV-2. The Utah State results show that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels.

On October 6, 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2, but who still demonstrate chronic fatigue-like symptoms. Patients in the trial are treated with our flagship pipeline drug Ampligen. On January 6, 2021, we commenced with the treatment of the first previously diagnosed COVID-19 patient with long-COVID symptoms (i.e., Long Hauler) in the AMP-511 study. Enrollment of Long Hauler patients continues in the study.

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

On January 11, 2021, we entered into a Sponsor Agreement with the Centre for Human Drug Research (“CHDR”), a foundation located in the Leiden in the Netherlands, to manage a Phase 1 randomized, double-blind study to evaluate the safety and activity of repeated intranasal administration of Ampligen. AIM funded and sponsored the study. This study was designed to assess the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. All patients had completed treatment by June 2021 and the interim results reported no Serious or Severe Adverse Events at any dosage level. We believe that the trial is a critical step in our ongoing efforts to develop Ampligen as a potential prophylaxis or treatment for COVID-19 and other respiratory viral diseases. Amarex provided us with monitoring support during the trial.

Following the completion of the Phase 1 dosing, and based on its positive interim results in June 2021 (which have since been publicly supported in a CHDR-created data visualization published in October 2021), we signed a Reservation and Start-Up Agreement with hVIVO, reserving space in hVIVO’s quarantine facility to sponsor a Phase 2a Human Challenge Trial (“HCT”) to test Ampligen as a potential intranasal antiviral therapy using a human Rhinovirus hRV (common cold virus) and Influenza. This antiviral study will be conducted by hVIVO, a subsidiary of Open Orphan plc, a rapidly growing specialist pharmaceutical services clinical research organization and world leader in vaccine and antiviral testing using human challenge clinical trials. We have submitted its study protocol to the Oxford Research Ethics Committee (“REC”)/Medicines and Healthcare Regulatory Agency (“MHRA”) on September 10, 2021. The REC approved the protocol, but the MHRA provided a response outlining areas of the submission where it requires additional information. We intend to re-submit our proposed protocol as soon as possible.

In an HCT, subjects are intentionally exposed to particular diseases to test how the diseases will respond to potential therapeutics. An HCT will allow us to expedite the development process for Ampligen by ensuring full exposure of both the control group and the Ampligen group, so as to assess whether there is a prophylactic effect. A successful Phase 2a study could also establish Ampligen as a potential prophylaxis against future viral variants and future novel respiratory viruses for which there are no current therapies, as well as known viruses such as SARS-CoV-2, which causes COVID-19.

We reached two important milestones in the HCT in September 2021. One, we submitted the study protocol to the MHRA. Two, we and hVIVO executed the Clinical Trial Agreement.

Additionally, we filed two COVID-19-related provisional patent applications in the third quarter of 2021. In August, we filed an application for Ampligen as both an intranasal and an intravenous therapy for what we describe as Post-COVID-19 Cognitive Dysfunction (“PCCD”). The people suffering from PCCD, including some young adults, can be afflicted with severe difficulties in concentrating; serious memory problems; and the inability to live an active lifestyle, to work and even to perform everyday tasks. Early data has demonstrated that patients with symptoms of PCCD being treated with Ampligen in the ongoing AMP-511 Expanded Access Program have reported improvements in cognitive function. Similarly, in ME/CFS, data supports the claim that Ampligen improves cognitive function. Then in September, we filed a patent application for Ampligen as a potential early-onset intranasal therapy designed to enhance and expand infection-induced immunity, epitope spreading, cross-reactivity and cross-protection in patients exposed to a wide range of RNA respiratory viruses, such as influenza, Rhinoviruses and SARS-CoV-2.

We believe that these two provisional patent applications were important steps that allowed us to move forward with proposed studies in these areas. We followed both with Pre-Investigational New Drug Applications in September. One pre-IND was for a Phase 2, two-arm, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of Ampligen in patients experiencing PCCD. Eighty subjects will be randomized 1:1 to receive twice weekly infusions of Ampligen or placebo for a period of 12 weeks. Amarex Clinical Research, an NSF International company, is managing the FDA submission and will manage the clinical trial. The pre-IND meeting request was transferred to the FDA’s Division of Neurology by the FDA’s Covid Scientific Technical Triage Team.

On September 24, 2021, we submitted another pre-IND meeting request for two separate Phase 2 clinical studies to study the potential of Ampligen as both an infusion and an intranasal therapy for early-onset COVID-19. The two clinical trials would be Phase 2, randomized, double-blind, placebo-controlled studies to evaluate the efficacy and safety of Ampligen as an:

●	Intravenous therapy – 200 mg of Ampligen or placebo, with five doses over a treatment period of 17 days; and an

●	Intranasal therapy – 1,250 μg spray (625 μg per nostril), with seven doses over a treatment period of 15 days.

The FDA responded that it was premature and denied our meeting request, noting the primary reason that we first needed to address its comments on two prior similar pre-IND submissions related to the potential risks of administering Ampligen to patients with asymptomatic or mildly symptomatic COVID-19 were justified by potential benefits . We plan on responding to the FDA regarding the early onset COVID-19 submission. The FDA has already authorized Ampligen for a clinical trial in cancer patients, and subjects have been and will be treated in the investigator-sponsored Phase 2 trial at the Roswell Park Comprehensive Cancer Center. Our plans to study Ampligen in asymptomatic and mild COVID-19 cases await further consideration of the different risks and benefits associated with those trials.

Other Diseases

In Europe, the EMA has approved the Orphan Medicinal Products Designation for Ampligen as a potential treatment of Ebola virus disease and for Alferon N Injection as a potential treatment of MERS.

We concluded our series of collaborations designed to determine the potential effectiveness of Ampligen and Alferon N as potential preventive and/or therapeutic treatments for Ebola related disorders. Although we believe that the threat of both MERS and Ebola globally may reemerge in the future, it appears that the spread of these disorders has somewhat diminished. As a result, we have elected to focus our research and development efforts on other areas at this time.

On April 5, 2021, we entered into an MTA with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente (“UNICA”), an educational institution, under the laws of Italy, located in Monserrato (Cagliari), Italy. The MTA relates to the research and development of the effects of Ampligen and its ability to induce interferon production in several cell lines, and also on the ability of the Ebola virus protein VP35 to bind to viral dsRNA and impede interferon’s upregulation and activity, and on Ampligen’s ability to reverse VP35 inhibition of interferon production in biological systems.

On May 5, 2021, we filed a U.S. Provisional Patent Application for Ampligen as a potential therapeutic to possibly slow, halt, or reverse the progression of Alzheimer’s disease.

MANUFACTURING

The Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”) in Argentina approved Ampligen for commercial distribution for the treatment of Chronic Fatigue Syndrome (“CFS”) in 2016. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. On September 19, 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina (See “Our Products; Ampligen” above).

Jubilant HollisterStier (“Jubilant”) is our authorized CMO for Ampligen for our approval in Argentina. Since the 2017 engagement of Jubilant to manufacture Ampligen, two lots of Ampligen consisting of more than 16,000 units were manufactured and released in 2018. These lots have been designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials. In addition, we have supplied GP Pharm with the Ampligen required for testing and ANMAT release. Once final approval by ANMAT is obtained, we anticipate that GP Pharm will begin distributing Ampligen in Argentina.

In December 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our existing fill and finish capacity.

Alferon is approved by the FDA for commercial sales in the United States for the treatment of genital warts. It is also approved by ANMAT in Argentina for commercial sales for the treatment of genital warts and in patients who are refractory to treatment with recombinant interferons.

Commercial sales of Alferon in the United States will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While our facility is approved by the FDA under the Biologics License Application (“BLA”) for Alferon, we will need the FDA’s approval to release commercial product once we have submitted satisfactory stability and quality release data, FDA has conducted an inspection, if required, and FDA has approved our new manufacturing process. Currently, we are not manufacturing Alferon and there is no definitive timetable to resume production at the facility.

We have reviewed our operations at the New Brunswick facility and determined that some of the equipment should be upgraded to realize greater efficiencies. This may include ensuring a state-of-the-art facility capable of meeting potential increased demand for Ampligen. If we determine that we need expanded capacity, and/or we determine not to move forward with upgrading the facility, we will need to move forward with other possibilities to produce API. We are exploring engaging a Contract Manufacturing Organization (“CMO”) to produce API. While we believe we have sufficient API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In this regard, on April 5, 2021, we approved a proposal from Polysciences Inc. (“Polysciences”) for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. We are working with Polysciences to finalize a Service Agreement and a Quality Agreement. We continue to search for additional CMOs so as to create redundancy and, additionally, to meet the potential need for larger quantities of API.

On May 13, 2021, we exercised our option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 16, 2018 sale and lease-back agreement. We thereafter sold certain equipment and machinery that we determined to be obsolete and no longer needed for current or future manufacturing.

Licensing/Collaborations/Joint Ventures

To enable potential availability of Ampligen to patients on a worldwide basis, we have embarked on a strategy to license the product and/or to collaborate and/or create a joint venture with companies that have the demonstrated capabilities and commitment to successfully gain approval and commercialize Ampligen in their respective global territories of the world. Ideal partners would have the following characteristics: well-established global and regional experience and coverage; robust commercial infrastructure; a strong track record of successful development and registration of in-licensed products; and a therapeutic area fit (ME/CFS, immuno-oncology, e.g.).

MARKETING/DISTRIBUTION

In May 2016, we entered into a five-year exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries (See “Our Products; Ampligen” above). The GP Pharm contract was extended in May 2021, and will now end on May 24, 2024.

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

In May 2016, we entered into a five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands-based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. We are supporting these efforts and supplying Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales (as defined in the Impatients Agreement) of Ampligen sold in the Territory where Marketing Authorization was obtained. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. We believe that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between five and fifteen years from the First Commercial Sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen in the Territory. The agreement was automatically extended for a period of 12 months on May 20, 2021.

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

401(k) Plan

Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. Our 6% matching contribution was reinstated effective January 1, 2021. For the nine months ended September 30, 2021, our contributions towards the 401(k) Plan were approximately $106,000.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2021, versus three months ended September 30, 2020

Net Loss

Our net loss was approximately $3,826,000 and $3,306,000 for the three months ended September 30, 2021, and 2020, respectively, representing an increase in loss of approximately $520,000 or 16%. This increase in loss was primarily due to the following:

●	an increase in research and development cost of $904,000;
●	an increase in a gain from sale of income tax operating tax operating losses of $72,000; offset by
●	an increase of $20,000 from the 2020 quarterly reevaluation of certain redeemable warrants;
●	a decrease in production costs of $47,000;
●	a decrease in selling general and administrative cost of $286,000;
●	a decrease in interest expense and other finance cost of $51,000; and
●	a decrease in interest income of $89,000.

Net loss per share was $(0.08) and $(0.08) for the three months ended September 30, 2021, and 2020, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2021, was 47,846,074 as compared to 38,907,546 as of September 30, 2020.

Revenues

Revenues from our Ampligen Cost Recovery Program were $33,000 and $36,000 for the quarters ended September 30, 2021 and 2020, respectively. There was a decrease in revenues of $3,000. The revenue was generated from the Expanded Access Program and our FDA-approved, open-label treatment protocol (“AMP-511”) that allows patient access to Ampligen for treatment in an open-label safety study.

Production Costs

Production costs were approximately $157,000 and $204,000, respectively, for the three months ended September 30, 2021, and 2020, representing a decrease of $47,000 in production costs in the current period. These costs primarily represent reduced utility cost for decreased production levels in the three months ending September 30, 2021.

Research and Development Costs

Research and Development (“R&D”) costs for the three months ended September 30, 2021, were approximately $2,006,000 as compared to $1,102,000 for the quarter ended September 30, 2020, reflecting an increase of approximately $904,000 or 82%. The reason for the increase in research and development costs was due to increases in clinical research of $807,000 and clinical expenses of $130,000 offset by decreases in Ampligen compliance and stability of $35,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2021, and 2020 were approximately $1,799,000 and $2,085,000, respectively, reflecting a decrease of approximately $286,000 or 14%. The decrease in G&A expenses during the current period was mainly due to professional fees of $305,000, and offset by an increase in salaries, benefits, and other compensation of $78,000.

Interest Income

Interest income decreased $89,000 in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, the decrease is primarily related to the reclassification out of other comprehensive income of debt securities sold at a loss during the period.

Interest Expense and Other Finance Costs

Interest and other finance costs in the three months ending September 31, 2021 was zero due to no outstanding debt compared to $51,000 in the period ending September 30, 2020.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the three months ended September 30, 2021, which amounted to a gain of approximately $51,000 compared to a gain of $31,000 for September 30, 2020 (See Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Income Tax Operating Losses

The quarterly income tax benefit for the three months ended September 30, 2021, amounted to a gain of approximately $72,000 due primarily to the provision of the 2020 New Jersey NOL.

Nine months ended September 30, 2021 versus nine months ended September 30, 2020

Net Loss

Our net loss was approximately $13,281,000 and $10,466,000 for the nine months ended September 30, 2021, and 2020, respectively, representing an increase in loss of approximately $2,815,000 or 27%. This increase in loss was primarily due to the following:

●	an increase in extinguishment of financing obligation and note payable of $2,843,000;
●	an increase in research and development expenses of $1,304,000;
●	an increase in production costs of $66,000;
●	an increase in income tax operating tax of $542,000; offset by
●	a decrease in selling, general and administrative cost of $15,000;
●	a decrease in interest income of $31,000;
●	a decrease in revenue of $36,000; offset by
●	a decrease of $142,000 from the 2020 quarterly reevaluation of certain redeemable warrants;
●	a gain on sale of assets of $216,000;
●	a decrease in interest expense and other finance cost of $550,000.

Net loss per share was $(0.28) and $(0.36) for the nine months ended September 30, 2021, and 2020, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2021, was 47,156,158 as compared to 28,826,283 as of September 30, 2020.

Revenues

Revenues from our Ampligen Cost Recovery Program were $85,000 and $121,000 for the nine months ended September 30, 2021, and 2020, respectively. There was a decrease in revenues of $36,000. The change in revenue is related to timing of orders and shipments in the nine months ended September 30, 2020. The revenue was generated from the Expanded Access Program and our FDA approved open-label treatment protocol, (“AMP-511”), that allows patient access to Ampligen for treatment in an open-label safety study.

Production Costs

Production costs were approximately $674,000 and $608,000, respectively, for the nine months ended September 30, 2021, and 2020, representing an increase of $66,000 in production costs in the current period. These costs primarily represent production expenses related to increased maintenance costs, offset by reduced utility costs in the nine months ended September 30, 2021.

Research and Development Costs

Research and Development (“R&D”) costs for the nine months ended September 30, 2021, were approximately $4,749,000 as compared to $3,445,000 for the quarter ended September 30, 2020, reflecting an increase of approximately $1,304,000 or 38%. The reason for the increase in research and development costs was due to increases in clinical expenses of $1,345,000, offset by decreases in Ampligen compliance and stability test costs of $41,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the quarters ended September 30, 2021, and 2020 were approximately $6,055,000 and $6,070,000, respectively, reflecting a decrease of approximately $15,000. The decrease in G&A expenses during the current period was mainly due to an increase in salaries, benefits and other compensation of $842,000, offset by decreases in stock compensation of $723,000, public relations of $43,000 and professional fees of $91,000.

Interest Income

Interest income decreased $31,000 in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, driven by a decrease primarily the reclassification out of other comprehensive income of debt securities sold of $126,000, offset by the increase in interest income from investments.

Interest Expense and Other Finance Costs

Interest and other finance costs decreased $550,000 in the nine months ended September 30, 2021, mostly due to the costs associated with the long-term debt which were in effect in the nine months ended September 30, 2020. The long-term debt was extinguished in the second quarter of 2020.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability for the nine months ended September 30, 2021, which amounted to a gain of approximately $22,000 compared to a loss of $120,000 for September 30, 2020 (See Note 12: Fair Value - for the various factors considered in the valuation of redeemable warrants).

Extinguishment of Financing Obligation and Note Payable

During the nine months ended September 30, 2020, there was a gain of $142,000 related to the prepayment of the note payable.

During the nine months ended September 30, 2021, there was a loss on the extinguishment of debt of $2,701,000 related to the repurchase of the manufacturing facility (See note 13 Financing Obligating Arising from Sales Leaseback Transaction).

Income Tax Operating Losses

The quarterly income tax benefit for the nine months ended September 30, 2021, amounted to a gain of approximately $542,000 due primarily to the provision of the 2020 New Jersey NOL.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $53,659,000 in cash, cash equivalents and marketable securities. As of December 31, 2020, we had approximately $54,378,000 in cash, cash equivalents and marketable securities. Cash used in operating activities for the nine months ended September 30, 2021, was $8,220,000 compared to $7,514,000 for the nine months ended September 30, 2020. The change of $706,000 was a decrease in prepaid and other current assets of $700,000, a decrease in accrued interest of $230,000, tax benefit from the gain on the sale of New Jersey NOL of $542,000, offset the increase in stock compensation of $724,000.

Cash used in investing activities for the nine months ended September 30, 2021, was approximately $995,000 compared to cash used in investing activities of approximately $8,982,000 for the same period in 2020, representing a change of $7,987,000. The primary reason for the change during the current period is the purchase and sale of marketable securities of $762,000 compared to the $8,672,000 for the same period in 2020, and by the proceeds from the sale of property and equipment of $245,000.

Cash provided by financing activities for the nine months ended September 30, 2021, was approximately $8,063,000 compared to approximately $53,522,000 for the same period in 2020, a decrease of $45,459,000. The primary reason for the decrease in the nine months ended September 30, 2021, is our receipt of net proceeds of approximately $12,917,000 from the sale common stock pursuant to our 2019 EDA with Maxim Group compared to $58,066,000 for the same period in 2020.

In July 2021, we executed a Reservation and Start-Up Agreement (the “Agreement”) with hVIVO Services Limited (“hVIVO”), and subsequently signed a clinical trial agreement (“CTA”) in September. We have paid hVIVO approximately $672,000, representing half of the booking fee for use of its quarantine facility. The balance of the agreement is approximately $3,398,000. (See “COVID19” above).

In January 2021, we entered into a Sponsor Agreement with the Centre for Human Drug Research (“CHDR”) for a Phase 1 clinical study to assess the safety, tolerability and biological activity of Ampligen as a potential intranasal therapy. We have paid CHDR approximately $1,010,000. The balance of the agreement is approximately $70,000.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months from the issuance of the financial statements. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. There can be no assurances that, if needed, we will be able to raise adequate funds or enter into licensing, partnering or other arrangements to advance our business goals. We may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders.

The proceeds from our financings have been used to fund infrastructure growth including manufacturing, regulatory compliance and market development along with our efforts regarding the Ampligen manufacturing and the Ampligen NDA.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We had approximately $53,659,000 in cash, cash equivalents and marketable securities as of September 30, 2021, as compared to $54,378,000 at December 31, 2020.

To the extent that our cash and cash equivalents exceed our near-term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of September 30, 2021, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the nine months ended September 30, 2021, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Nothing new during the quarter ended September 30, 2021. Please see Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021 and our subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition, or future results. The risks described in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2021, we sold, 15,625 shares of our common stock in private transactions at purchase prices, respectively, of $1.92 per share. No commissions were paid with regard to these sales. The sales were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

In September 2021, Ellen Lintal informed us that she intended to retire as Chief Financial Officer effective March 31, 2022 and, therefore, would not be renewing her contract. The retirement date permits her to prepare and file our next annual report on Form 10-K for the year ending December 31, 2021. Ms. Lintal has agreed to remain available to us after her retirement — on a contractual basis — to assist with future annual and quarterly filings with the SEC.

ITEM 6: Exhibits

(a)	Exhibits

10.1	July 8, 2021 Reservation and Start-Up Agreement with hVIVO Services Limited (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.2	September 27, 2021 Clinical Trial Agreement with hVIVO Services Limited (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.**

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.**

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.**

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.**

101.INS	XBRL Instance Document ** ***
101.SCH	XBRL Taxonomy Extension Schema Document ** ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ** ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ** ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ** ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ** ***
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed August 16, 2021 and is hereby incorporated by reference.

** Filed herewith.

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

Date: November 15, 2021

