Form 10-K
period 2021-12-31
AIM ImmunoTech Inc.
filed 2022-03-31
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was $101,114,240.

The number of shares of the registrant’s Common Stock outstanding as of March 25, 2022 was 47,994,672.

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

Our flagship products are Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon Alfa-N3). Ampligen has not been approved by the FDA or marketed in the United States. Ampligen is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

Our primary present business focus involves Ampligen. Ampligen represents a dsRNA being developed for globally important cancers, viral diseases and disorders of the immune system.

We currently are proceeding primarily in four areas:

●	A randomized controlled study to evaluate efficacy and safety of Ampligen compared to a control group to treat locally advanced pancreatic cancer patients.
●	Evaluate Ampligen in other cancers, as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to check point inhibitors.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, new viruses and mutated viruses thereof.
●	Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and fatigue and/or difficulty thinking/concentrating as the predominate Post-COVID conditions (as referenced on CDC website Sept. 16, 2021).

We are prioritizing our activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. We intend that priority clinical work be conducted in FDA- or EMA-authorized trials which could support a potential future New Drug Application (“NDA”). However, our antiviral experimentation is designed to accumulate additional preliminary data supporting our hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, we will conduct our antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues.

Immuno-Oncology.

We are focused on pancreatic cancer because testing results, to date, primarily conducted in the Netherlands, have been very promising. The Netherlands study generated statistically significant data indicating that Ampligen extended survival well beyond the Standard of Care (“SOC”). These data support the proposition that Ampligen, when administered in patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy showed a statistically significant increase in survival rate. In October 2021, we and our Contract Research Organization, Amarex Clinical Research LLC (“Amarex”), submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. The FDA placed the study on Clinical Hold in November 2021 and provided valuable feedback on the study design. We submitted our response to the Clinical Hold in February 2022. In March 2022, we received notification from the FDA that the Clinical Hold was released and cleared, meaning that we are now able to proceed with the study. Assuming this trial and subsequent planned clinical trials confirm the existing data, our goal is to then submit an NDA for use of Ampligen in pancreatic cancer patients.

Ampligen has also demonstrated in the clinic the potential for standalone efficacy in a number of solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. In fact, in March 2022 we announced interim data from an investigator-initiated, Phase 2, single-arm, efficacy/safety trial to evaluate the effectiveness of combining intensive locoregional intraperitoneal (IP) chemoimmunotherapy of cisplatin with IP Ampligen (TLR-3 agonist) and IV infusion of the checkpoint inhibitor pembrolizumab (IVP) for patients with recurrent platinum-sensitive ovarian cancer. We believe that data from the study, which is being conducted by the University of Pittsburgh Medical Center, demonstrated that when combining three drugs – Ampligen and pembrolizumab, which are both immune therapies, with cisplatin, a chemotherapy – evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function has been seen. Importantly, increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. These successes in the field of immuno-oncology have guided our efforts toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. The first of our patent applications in this space was granted by the Netherlands on March 15, 2021.

Please see “Immuno-Oncology” below.

Ampligen as an Antiviral.

We have a research and pre-clinical history that indicates broad-spectrum antiviral capability of Ampligen in animals. We hope to demonstrate that it has the same effect in humans. To do this, among other things, we need a population infected with a virus. That is why we have spent significant resources on COVID-19 (the disease caused by SARS-CoV-2) which is active and still infecting many subjects. While much would need to be done to get Ampligen to market as a broad-spectrum antiviral, we believe that it is important to focus our efforts first and foremost on thoroughly proving the concept, especially while there is still a large COVID-19-infected population. Previously, animal studies were conducted that yielded positive results utilizing Ampligen to treat Western Equine Encephalitis Virus, Ebola and SARS-CoV-1. We have conducted experiments in SARS-CoV-2 showing Ampligen has a powerful impact on viral replication. The prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against SARS-CoV-2.

The FDA has requested that we provide additional data to assist the agency in evaluating the potential risks and benefits of administering Ampligen to asymptomatic and mild COVID-19 individuals. However, as discussed in more detail below, where the threat to the patient from COVID-19 is high, the FDA has already authorized Ampligen in a clinical trial of patients with COVID-19 who have a pre-existing cancer. That Phase 1/2a study utilizing Ampligen is underway. We have also elected to explore studies (initially with healthy volunteers) outside the United States, and have already conducted an intranasal safety study in the Netherlands.

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

Following the completion of the Phase 1 dosing in the CHDR managed study, and based on its positive interim results, we engaged hVIVO to conduct a Human Challenge Trial (“HCT”) at their quarantine facility in the U.K. to test Ampligen as a potential intranasal antiviral therapy using a human Rhinovirus hRV (common cold virus) and Influenza. The REC provided a “favorable opinion” to proceed, but the MHRA issued a Non-Acceptance response in November 2021. A full revised application was resubmitted in December 2021. The MHRA issued Grounds for Non-Acceptance and requested additional data before moving forward. As the request would require us to first conduct an animal experiment that we believe would take approximately six months to complete, we determined that continuing with the HCT application process would not be a prudent use of our resources, so we terminated our agreement with hVIVO and officially notified the MHRA of our decision to withdraw our application. As the MHRA’s Grounds for Non-Acceptance had already been issued, our withdrawal was technically recognized as a rejection of the proposed study.

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

Ampligen as a treatment for ME/CFS and Post-COVID Conditions

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

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received Institutional Review Board (“IRB”) approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we referred to as Post-COVID-19 chronic fatigue. As of December 31, 2021, there are 11 patients enrolled in this open-label expanded access treatment protocol (including 2 post-COVID-19 patients with cognitive dysfunction). Early data from the ongoing AMP-511 Expanded Access Program has indicated that patients with cognitive function deficiency have reported improvements in cognitive function after Ampligen treatment.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

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

With the outbreak of the COVID-19 coronavirus and our prior research into Ampligen’s antiviral activity against Severe Acute Respiratory Syndrome, or SARS, we now are focusing on the potential of Ampligen to serve as a protective prophylaxis and an early-onset therapeutic for severe respiratory viruses, including SARS-CoV-2. Our beliefs rely on a number of studies. No assurance can be given that future studies will not result in findings that are different from those reported in the studies we refer to. The pandemic is disrupting world health and world economies and most likely will continue to do so for a long time. While we are able to continue to operate, clearly, like all businesses, we are unable to gauge how bad this pandemic will affect our operations in the future. We reached out to numerous foreign governments related to COVID-19 and, if successful, will be working in these countries. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential operations in foreign countries will not be adversely affected by these risks. We have filed provisional patent applications related to the COVID-19 coronavirus. However, these filings do not assure that patents will ultimately be granted.

In February 2013, we received a Complete Response Letter (CRL) from the Food and Drug Administration, or FDA, for our Ampligen New Drug Application, or NDA, for the treatment of CFS. The FDA communicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses. Accordingly, the remaining steps to potentially gain FDA approval of the Ampligen NDA, the final results of these and other ongoing activities could vary materially from our expectations and could adversely affect the chances for approval of the Ampligen NDA. These activities and the ultimate outcomes are subject to a variety of risks and uncertainties, including but not limited to risks that (i) the FDA may ask for additional data, information or studies to be completed or provided; and (ii) the FDA may require additional work related to the commercial manufacturing process to be completed or may, in the course of the inspection of manufacturing facilities, identify issues to be resolved. A proposed confirmatory trial and responses to the CRL are being worked on now by our R&D team and consultants.

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

Multiple Ampligen clinical trials are underway, in various phases of development and activity, with a number of subjects enrolled at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. One site of clinical trials is Roswell Park and the other is the University of Pittsburgh Medical Center. (See: “Research and Development; Immuno-oncology and Pancreatic Cancer”). No assurance can be given as to the results of these underway trials. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur and they are subject to many factors, including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring universities or cancer centers. Even if these additional clinical trials are initiated, as we are not the sponsor, we cannot assure that these clinical studies or the studies underway will be successful or yield any useful data. In addition, initiation of planned clinical trials may not occur secondary to many factors including lack of regulatory approval(s) or lack of study drug. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding.

Our overall objectives include plans to continue seeking approval for commercialization of Ampligen in the United States and abroad as well as seeking to broaden commercial therapeutic indications for Alferon N Injection presently approved in the United States and Argentina. We continue to pursue senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms. Our ability to commercialize our products, widen commercial therapeutic indications of Alferon N Injection and/or capitalize on our collaborations with research laboratories to examine our products are subject to a number of significant risks and uncertainties including, but not limited to our, ability to enter into more definitive agreements with some of the research laboratories and others that we are collaborating with, to fund and conduct additional testing and studies, whether or not such testing is successful or requires additional testing and meets the requirements of the FDA and comparable foreign regulatory agencies. We do not know when, if ever, our products will be generally available for commercial sale for any indication.

We strived to maximize the outsourcing of certain components of our manufacturing, quality control, marketing and distribution while maintaining control over the entire process through our quality assurance and regulatory groups. We cannot provide any guarantee that the facility or our contract manufacturers will pass an FDA pre-approval inspection for Alferon N Injection manufacturing.

The production of new Alferon N Injection Active Pharmaceutical Ingredient, or API, is currently on hold. While the New Brunswick facility is approved by the FDA under the Biological License Application, or BLA, for Alferon N Injection, and we intend to maintain a certain amount of space at the to-be-sold facility, the sale of the facility — announced in March 2022 — will move up the timeline for contracting with a CMO, or CMOs, capable of producing Alferon, and receiving FDA approval to do so, prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon N Injection API, it will need FDA approval as to the quality and stability of the final product before commercial sales can resume. We may need additional funds to finance the validation process. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon N Injection inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

In December 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our active and in-process fill and finish capacity.

There have been delays related to importing Ampligen to China. We are working with Smoore to alleviate these issues and to identify a mutually beneficial course of action that would allow us to move forward with the proposed testing of Ampligen. We will announce when the shipment for testing purposes has been completed. AIM and Smoore signed a two-year extension of their MTA in May 2021. We are exploring avenues to further test Ampligen as an inhalation therapy in the United States and Europe, while Smoore continues to work toward receiving authorization to import Ampligen to China.

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

SUMMARY RISK FACTORS

General Risks

●	The COVID-19 coronavirus could adversely impact our business, including our clinical trials. We cannot predict the ultimate effects of the Covid-19 pandemic on our business
●	The COVID-19 coronavirus could force the closure of our offices and require workers to work from home.
●	We may require additional financing which may not be available.
●	We may continue to incur substantial losses and our future profitability is uncertain.
●	Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval in a timely manner, or at all, our operations will be materially harmed and our stock adversely affected.
●	We may be subject to product liability claims from the use of Ampligen, Alferon N Injection, or other of our products which could negatively affect our future operations. We have limited product liability and clinical trial insurance.
●	Uncertainty of health care reimbursement for our products.
●	There are risks of liabilities associated with handling and disposing of hazardous materials.
●	We rely upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.
●	The loss of services of key personnel could hurt our chances for success.

Risks Associated with Our Products

●	Possible side effects from the use of Ampligen or Alferon N Injection could adversely affect potential revenues and physician/patient acceptability of our product.

Risks Related to our activities associated with Ampligen’s potential effectiveness as a treatment for SARS-CoV-2

●	It is not possible to predict the future of the ongoing SARS-CoV-2 global pandemic or the development of potential treatments. No assurance can be given that Ampligen will aid in or be applied to the treatment of this virus.
●	Operating in foreign countries carries with it many risks.

Risks Associated with Our Intellectual Property

●	We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.
●	The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves complex legal and factual questions.
●	There can be no assurance that we will be able to obtain necessary licenses if we cannot enforce patent rights we may hold. In addition, the failure of third parties from whom we currently license certain proprietary information or from whom we may be required to obtain such licenses in the future, to adequately enforce their rights to such proprietary information, could adversely affect the value of such licenses to us.
●	There is no guarantee that our trade secrets will not be disclosed or known by our competitors.

Risks Associated with Our R&D

●	We cannot predict what additional studies and/or additional testing or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products.

Risks Associated with Our Manufacturing

●	Our Alferon N Injection Commercial Sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon N Injection, or if we are unable to identify a CMO or CMOs that meet our requirements, then our operations would most likely be materially and/or adversely affected.
●	There are no long-term agreements with suppliers of required materials and services for Ampligen and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen.
●	There are a limited number of organizations in the United States available to provide the final manufacturing steps of formulation, fill, finish and packing sets for Alferon N Injection and Ampligen.
●	There is no assurance that upon successful manufacture of a drug on a limited scale basis for investigational use will lead to a successful transition to commercial, large-scale production.
●	We have limited manufacturing experience for Ampligen and Alferon N Injection. We may not be profitable unless we can produce Ampligen, Alferon N Injection or other products in commercial quantities at costs acceptable to us.

Risks Associated with Our Licensing/Collaborations/Joint Ventures

●	If we are unable to achieve licensing, collaboration and/or joint ventures, our marketing strategy for Ampligen will be part of the differing health care systems around the world along with the different marketing and distribution systems that are used to supply pharmaceutical products to those systems.

Risks Associated with Our Marketing and Distribution

●	We have limited marketing and sales capability. If we are unable to obtain additional distributors and our current and future distributors do not market our products successfully, we may not generate significant revenues or become profitable.

Risks Associated with Our Competition

●	Rapid technological change may render our products obsolete or non-competitive.
●	Our products may be subject to substantial competition.

Risks Associated with an Investment in Our Common Stock

●	The market price of our stock may be adversely affected by market volatility
●	Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.
●	Provisions of our Certificate of Incorporation and Delaware law could defer a change of our Management which could discourage or delay offers to acquire us.

AVAILABLE INFORMATION

We are subject to the information and periodic reporting requirements of the Exchange Act and, in accordance therewith, we file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the website of the SEC www.sec.gov. You also may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports on the day of filing with the SEC on our website at http://www.aimimmuno.com under the Investor Relations tab for SEC Filings or by contacting the Investor Relations Department by calling (833) 475-8247 or (352) 448-7797 or sending an e-mail message to AIM@jtcir.com. Our Internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of Ampligen (rintatolimod), a first-in-class drug of large macromolecular double-stranded (ds) RNA (ribonucleic acid) molecules, and our FDA-approved natural alpha-interferon product, Alferon N Injection.

Ampligen®

Ampligen is approved for sale in Argentina (to 2026) for severe Chronic Fatigue Syndrome (“CFS”) and is an experimental drug in the United States currently undergoing clinical development for the treatment of certain cancers and ME/CFS. Over its developmental history, Ampligen has received various designations, including Orphan Drug Product Designation (FDA and European Medicines Agency [“EMA”]), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Based on the results of published, peer-reviewed pre-clinical studies and clinical trials, we believe that Ampligen may have broad-spectrum antiviral and anti-cancer properties.

We believe that nucleic acid compounds represent a potential new class of pharmaceutical products designed to act at the molecular level for treatment of many human diseases. Ampligen represents the first drug in the class of large (macromolecular) dsRNA molecules to apply for NDA review. There are two forms of nucleic acids: deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). DNA is a group of naturally occurring molecules found in chromosomes, the cell’s genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell’s behavior which, in turn, regulates the action of groups of cells, including the cells which comprise the body’s immune system. RNA directs the production of proteins and regulates certain cell activities including the activation of an otherwise dormant cellular defense against viruses and tumors. Our drug technology utilizes specifically configured RNA and is a selective Toll-like Receptor 3 (“TLR3”) agonist that can be administered intravenously, intranasally and intraperitoneally. Ampligen has been assigned the generic name rintatolimod by the United States Adopted Names Council (“USANC”) and has the chemical designation poly(I):poly(C12U).

Expanded Access Program/Early Access Programs/clinical trials of Ampligen that have been conducted or that are ongoing include studies of the potential treatment of patients with renal cell carcinoma, malignant melanoma, non-small cell lung cancer, ovarian cancer, breast cancer, colorectal cancer, prostate cancer, pancreatic cancer, ME/CFS, Hepatitis B, HIV, COVID-19 and Post-COVID conditions.

We have received approval of our NDA from ANMAT for the commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. AIM has supplied GP Pharm with the Ampligen required for testing and ANMAT release. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA, for the treatment of CFS with the FDA.

The FDA has authorized an open-label expanded access treatment protocol (“AMP-511”) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021. At this time, we do not plan on passing this adjustment along to the patients in this program. As of December 31, 2021, there are 11 patients enrolled in this open-label expanded access treatment protocol (including 2 post-COVID-19 patients with cognitive dysfunction). In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms; four of the 11 patients enrolled have post-COVID chronic-fatigue-like symptoms. Early data from the ongoing AMP-511 Expanded Access Program has indicated that patients with cognitive function deficiency have reported improvements in cognitive function after Ampligen treatment.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also is managing all Early Access Programs and Special Access Programs in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement was automatically extended for a period of 12 months on May 20, 2021, and will automatically extend for an additional period of 12 months on May 20, 2022.

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

In 2018, we completed production of two commercial-size batches of more than 16,000 vials of Ampligen, following its “Fill & Finish” at Jubilant HollisterStier, the Contract Manufacturing Organization. These lots passed all required testing for regulatory release for human use and are being used for multiple programs, including the treatment of ME/CFS, the pancreatic cancer EAP in the Netherlands, and will continue to be used for ongoing and future clinical studies in oncology. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant HollisterStier. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials. Additionally, in December 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our active and in-process fill and finish capacity.

Alferon N Injection®

Alferon N Injection is the registered trademark for our injectable formulation of natural alpha interferon. Alferon N Injection is the only natural-source, multi-species alpha interferon currently approved for sale in the United States and Argentina for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Alferon N Injection is also approved in Argentina for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferons. Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”). According to the CDC, HPV is the most common sexually transmitted infection, with approximately 79 million Americans — most in their late teens and early 20s — infected with HPV. In fact, the CDC states that “HPV is so common that nearly all sexually active men and women get the virus at some point in their lives.” Although they do not usually result in death, genital warts commonly recur, causing significant morbidity and entail substantial health care costs.

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

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

As of December 31, 2021, we had 44 patents worldwide with 39 additional pending patent applications comprising our intellectual property. Please see “Note 5: Patents, Trademark Rights and Other Intangibles (FASB ASC 350 General Intangibles Other than Goodwill)” under Notes to Consolidated Financial Statements for more information on these patents. We continually review our patents’ rights to determine whether they have continuing value.

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

In March 2021, we were granted a patent by the Netherlands Patent Office with granted patent claims that include, but are not limited to, the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors (e.g. pembrolizumab, nivolumab).

With respect to Alferon N Injection, the composition is a complex mixture of natural interferon species that is manufactured from human leukocytes obtained from human blood donors. In addition, while it is the current standard by the FDA to treat biological drug products like interferon as “Well Characterized” biologics, a process for which chemical entities can have their identity, purity, impurities, potency, and quality controlled by chemical testing, Alferon N Injection, as a natural interferon, does not lend itself well to such testing. Moreover, FDA continues to require that each lot of Alferon N Injection we produce be tested and released by the FDA before it can be distributed for commercial sales. Because of the complexity of the Alferon N Injection manufacturing process and these additional regulatory requirements, we believe that potential manufacturers of generic, or so-called “bio-similar,” drug products are focused on developing recombinant interferon products, rather than natural interferon products. For these reasons, we believe that not having patent protection should have no or little impact on us. Additionally, at the receipt of the FDA certification for the revised Alferon N Injection manufacturing process and techniques in New Brunswick, NJ, it is our intention to file for additional patent protection.

RESEARCH AND DEVELOPMENT (“R&D”)

Our general focus during the past several fiscal years has been on the clinical development of new drug therapies based on natural immune system enhancing technologies for the treatment of immune-based disorders including cancer and CFS. While we have previously estimated milestone dates when significant progress could be reported, the reality of the ongoing SARS-CoV-2 pandemic could mean the re-direction of resources away from ongoing clinical trials and toward the research and development of potential treatments for the coronavirus. In this regard, we have widened our focus to include research and development of potential prophylactic and therapeutic applications for the treatment of COVID-19, including the long-term effects of COVID-19.

Immuno-Oncology

The potential of Ampligen as an immuno-oncology therapeutic has been a major focus of AIM since our current leadership took over in 2016. We have been working with the University of Pittsburgh’s chemokine modulation research initiative, which includes the use of Ampligen as a potential adjuvant to modify the tumor microenvironment (“TME”) with the goal of increasing anti-tumor responses to check point inhibitors (“CPI”). As part of this collaboration, we have supplied Ampligen to the University. The study, under the leadership of Robert P. Edwards, MD, chair of gynecologic services at Magee-Women’s Hospital of the University of Pittsburgh School of Medicine, and Professor of Surgery Pawel Kalinski, M.D., Ph.D., at Roswell Park, Buffalo, N.Y., involved the chemokine modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer. In the 1st quarter of 2017, Dr. Kalinski relocated to Roswell Park in Buffalo, NY and has established a cancer program which will continue to require a supply of Ampligen.

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors, The underway trials are:

●	Advanced Recurrent Ovarian Cancer - A follow-up Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. We recently announced interim data from the study, which demonstrated that evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function was seen when combining Ampligen, pembrolizumab and cisplatin. Increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses https://clinicaltrials.gov/ct2/show/NCT03734692

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1/2 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and treated. https://www.clinicaltrials.gov/ct2/show/NCT03599453

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 15 patients were enrolled and treated. https://clinicaltrials.gov/ct2/show/NCT03403634

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization; the objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy; the goal of this approach is to increase survival. This study is recruiting patients designed for up to 24 patients. https://clinicaltrials.gov/ct2/show/NCT04081389

The below Ampligen clinical trials and related activities are planned for initiation in 2022:

●	Phase 2 Pancreatic Cancer Trial - In October 2021, AIM and Amarex submitted an IND application with the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. The FDA placed the study on Clinical Hold in November 2021 and provided valuable feedback on the study design. We submitted our response to the Clinical Hold in February 2022. In March 2022, we received notification from the FDA that the Clinical Hold was released and cleared, meaning that we are now able to proceed with the study.
●	Ovarian Cancer - A Phase 2 Cisplatin-Resistant Advanced Recurrent Ovarian Cancer Clinical Study utilizing Ampligen is planned at the University of Pittsburgh.
●	Refractory Melanoma — Phase 2 study that will evaluate polarized dendritic cell vaccine, interferon alpha-2, Ampligen and celecoxib for the treatment of HLA-A2+ refractory melanoma at Roswell Park. Up to 24 patients to be enrolled (See: https://www.clinicaltrials.gov/show/NCT04093323).

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

Advanced Ovarian Cancer

Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo- immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. https://clinicaltrials.gov/ct2/show/NCT02432378

In March 2021, we were granted a patent by the Netherlands Patent Office with granted patent claims that include, but are not limited to, the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors (e.g. pembrolizumab, nivolumab). Interim data from an investigator-initiated, Phase 2, single-arm, efficacy/safety trial demonstrated that evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function was seen when combining Ampligen, pembrolizumab and cisplatin. It is critical to note that increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. All told, the study has seen a Clinical Benefit Rate of 61.6%; a study of pembrolizumab alone in the treatment of advanced recurrent ovarian cancer found Objective Response Rates of 7.4% and 9.9% across two cohorts.

The positive data makes this patent have heightened potential. Similar patents are pending in other counties.

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

A total of 42 pancreatic cancer patients received treatment with Ampligen immuno-oncology therapy under the EAP program at Erasmus MC in the Netherlands. Supervised by Prof. Casper van Eijck, MD, the team at Erasmus MC in September 2020 reported data which demonstrated a statistically significant positive survival benefit when using Ampligen in patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy, compared with historical control patients. We are working with our Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track” and to obtain IND authorizations to conduct follow-up pancreatic cancer Phase 2 clinical trials with potential sites in the Netherlands at Erasmus MC under Prof. van Eijck, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC). Additionally:

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

In October 2021, we and Amarex submitted an IND application with the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. In December 2021, the FDA responded with a Clinical Hold on the proposed study. We submitted our response to the FDA in February 2022.

In March 2022, we received notification from the FDA that the Clinical Hold was released and cleared, meaning that we are now able to proceed with the study. The AMP-270 clinical trial is planned to be a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen versus a no treatment control group following FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. We plan to enroll approximately 90 subjects across up to 30 centers in the U.S. and Europe. The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC) and Erasmus MC in The Netherlands are expected to be the primary study sites. Amarex Clinical Research will manage the AIM-sponsored Phase 2 study.

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

●	The Barnard 2006 study (https://journals.sagepub.com/doi/abs/10.1177/095632020601700505) found that Ampligen reduced virus lung levels to below detectable limits.

●	The Day 2009 study (https://www.sciencedirect.com/science/article/pii/S0042682209005832 found that, instead of 100% mortality, there was 100% protective survival using Ampligen.

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

In April 2020, we entered into a Material Transfer and Research Agreement (“MTA”) with Shenzhen Smoore Technology to study the utilization of an innovative Smoore inhalation delivery device and Ampligen as a potential treatment approach for the SARS-CoV-2 pandemic. The MTA was extended for two years in May 2021. There have been obstacles related to importing Ampligen to China. We have been working with Smoore to alleviate these issues and to identify a mutually beneficial course of action that would allow us to move forward with the proposed testing of Ampligen outside of China. On parallel paths, over the past year, Smoore focused on the development of a personal inhalation device designed to administer Ampligen, given temperature parameters of dsRNA. Contemporaneously, we have studied the safety and efficacy of Ampligen using an ex vivo 3D model in primary human respiratory epithelial cells at Utah State University, which showed that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels, and conducted intranasal safety testing. AIM and Smoore signed a two-year extension of the MTA in May 2021. We are exploring avenues to further test Ampligen as an inhalation therapy in the United States and Europe, while Smoore continues to work toward receiving authorization to import Ampligen to China. However, progress in this area is stymied, and due to an inability to import the drug we are considering our options.

In August 2020, we contracted Amarex Clinical Research LLC (“Amarex”) to act as our Clinical Research Organization and provide regulatory support with regard to a possible clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery.

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

In addition, in February 2020 we joined with ChinaGoAbroad (“CGA”) to facilitate the entry of Ampligen into the People’s Republic of China (“PRC”) for use as a prophylactic/early-onset therapeutic against COVID-19. CGA is a member-based online information platform and offline advisory firm serving to facilitate two-way international transactions relating to the PRC in collaboration with the China Overseas Development Association (“CODA”). While this relationship is currently inactive, we remain open to utilizing ChinaGoAbroad if and when an opportunity arises.

In May 2020, the FDA authorized an IND for Roswell Park to conduct a Phase 1/2a study of a regimen of Ampligen and interferon alpha in cancer patients with COVID-19 infections. This clinical trial, sponsored by Roswell Park in collaboration with us, will test the safety of this combination regimen in patients with cancer and COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. Several subjects have been treated and recruitment continues. It is planned that the phase 1/2a study will enroll up to 44 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alpha-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alpha but will receive best available care. We are a financial sponsor of the study and will provide Ampligen at no charge for this study.

In July 2020, we entered into a clinical trial agreement with Roswell Park pursuant to which Roswell Park will conduct a Phase 1/2a trial of Ampligen (rintatolimod) in combination with interferon alpha, in cancer patients with COVID-19, the disease caused by the SARS-CoV-2 coronavirus. We and the National Cancer Institute are supporting this trial. We reported in September 2020 that recruitment in the trial had begun (See clinicaltrials.gov/NCT04379518). In November 2020, the first patient in the study had been enrolled and treated. This study was amended to add 20 patients, with 10 randomized to receive a single dose of Ampligen and 10 patients to receive current best therapies.

We also entered into a specialized services agreement with Utah State University and have supplied Ampligen to support the University’s Institute for Viral Research in its research into SARS-CoV-2. The Utah State results show that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels.

In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2, but who still demonstrate chronic fatigue-like symptoms. Patients in the trial are treated with our flagship pipeline drug Ampligen. In January 2021, we commenced with the treatment of the first previously diagnosed COVID-19 patient with long-COVID symptoms (i.e., Long Hauler) in the AMP-511 study. Enrollment of Long Hauler patients continues in the study.

In November 2020, we entered into a Material Transfer and Research Agreement with Leyden Laboratories, B.V., (“Leyden Lab”) to facilitate two proposed studies/research projects:

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

Following the completion of the Phase 1 dosing, and based on its positive interim results in June 2021 (which have since been publicly supported in a CHDR-created data visualization published in October 2021), we signed a Reservation and Start-Up Agreement with hVIVO, reserving space in hVIVO’s quarantine facility to sponsor a Phase 2a Human Challenge Trial (“HCT”) to test Ampligen as a potential intranasal antiviral therapy using a human Rhinovirus hRV (common cold virus) and Influenza. This antiviral study was to be conducted by hVIVO, a subsidiary of Open Orphan plc. We submitted a study protocol to the Oxford Research Ethics Committee (“REC”)/Medicines and Healthcare Regulatory Agency (“MHRA”) in September 2021. The REC approved the protocol, but the MHRA provided a response outlining areas of the submission where it requires additional information. A response was submitted to MHRA in October 2021. The REC provided a “favorable opinion” to proceed, but the MHRA issued a Non-Acceptance response in November 2021. A full revised application was resubmitted in December 2021. The MHRA issued Grounds for Non-Acceptance and requested additional data before moving forward. As the request would require us to first conduct an animal experiment that we believe would take approximately six months to complete, we determined that continuing with the HCT application process would not be a prudent use of our resources, so we terminated our agreement with hVIVO and officially notified the MHRA of our decision to withdraw our application. As the MHRA’s Grounds for Non-Acceptance had already been issued, our withdrawal was technically recognized as a rejection of the proposed study.

Additionally, we filed two COVID-19-related provisional patent applications in the third quarter of 2021. In August, we filed an application for Ampligen as both an intranasal and an intravenous therapy for what we describe as Post-COVID conditions. The people suffering from Post-COVID conditions, including some young adults, can be afflicted with severe difficulties in concentrating; serious memory problems; and the inability to live an active lifestyle, to work and even to perform everyday tasks. Early data has demonstrated that patients with symptoms of Post-COVID conditions being treated with Ampligen in the ongoing AMP-511 Expanded Access Program have reported improvements in cognitive function. Similarly, in ME/CFS, data supports the claim that Ampligen improves cognitive function. Then in September, we filed a patent application for Ampligen as a potential early-onset intranasal therapy designed to enhance and expand infection-induced immunity, epitope spreading, cross-reactivity and cross-protection in patients exposed to a wide range of RNA respiratory viruses, such as influenza, Rhinoviruses and SARS-CoV-2.

In addition to securing these two provisional patent applications, we also moved forward with proposed studies in these areas and with Pre-Investigational New Drug Applications in September. One pre-IND was for a Phase 2, two-arm, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of Ampligen in patients experiencing Post-COVID conditions. Eighty subjects will be randomized 1:1 to receive twice weekly infusions of Ampligen or placebo for a period of 12 weeks. Amarex Clinical Research, an NSF International company, is managing the FDA submission and will manage the clinical trial. The pre-IND meeting request was transferred to the FDA’s Division of Neurology by the FDA’s Covid Scientific Technical Triage Team. In November, the FDA responded that there was insufficient information to support the proposed indication of post-COVID cognitive dysfunction. We are working with Amarex to revise the study and resubmit it to the FDA.

In September 2021, we submitted another pre-IND meeting request for two separate Phase 2 clinical studies to study the potential of Ampligen as both an infusion and an intranasal therapy for early-onset COVID-19. The two clinical trials would be Phase 2, randomized, double-blind, placebo-controlled studies to evaluate the efficacy and safety of Ampligen as an:

●	Intravenous therapy – 200 mg of Ampligen or placebo, with five doses over a treatment period of 17 days; and an
●	Intranasal therapy – 1,250 μg spray (625 μg per nostril), with seven doses over a treatment period of 15 days.

The FDA responded that it was premature and denied our meeting request, noting the primary reason that we first needed to address its comments on two prior similar pre-IND submissions related to the potential risks of administering Ampligen to patients with asymptomatic or mildly symptomatic COVID-19 were justified by potential benefits. We plan to respond to the FDA regarding the early onset COVID-19 submission. The FDA has already authorized Ampligen for a clinical trial in cancer patients, and subjects have been and will be treated in the investigator-sponsored Phase 2 trial at the Roswell Park Comprehensive Cancer Center. Our plans to study Ampligen in asymptomatic and mild COVID-19 cases await further consideration of the different risks and benefits associated with those trials.

Other Diseases

In Europe, the EMA has approved the Orphan Medicinal Products Designation for Ampligen as a potential treatment of Ebola virus disease and for Alferon N Injection as a potential treatment of MERS.

We concluded our series of collaborations designed to determine the potential effectiveness of Ampligen and Alferon N Injection as potential preventive and/or therapeutic treatments for Ebola-related disorders. Although we believe that the threat of both MERS and Ebola globally may reemerge in the future, it appears that the spread of these disorders has diminished. As a result, we have elected to focus our research and development efforts on other areas at this time.

In April 2021, we entered into an MTA with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente (“UNICA”), an educational institution, under the laws of Italy, located in Monserrato (Cagliari), Italy. The MTA relates to the research and development of the effects of Ampligen and its ability to induce interferon production in several cell lines, and also on the ability of the Ebola virus protein VP35 to bind to viral dsRNA and impede interferon’s upregulation and activity, and on Ampligen’s ability to reverse VP35 inhibition of interferon production in biological systems. The research is active and ongoing.

In May 2021, we filed a U.S. Provisional Patent Application for Ampligen as a potential therapeutic to possibly slow, halt, or reverse the progression of Alzheimer’s disease.

MANUFACTURING

The Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”) in Argentina approved Ampligen for commercial distribution for the treatment of Chronic Fatigue Syndrome (“CFS”) in 2016. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. OI June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina (See “Our Products; Ampligen” above).

Following our approval in Argentina, in 2017 we engaged Jubilant HollisterStier (“Jubilant”) to be our authorized CMO for Ampligen. Two lots of Ampligen consisting of more than 16,000 units were manufactured and released in 2018; these lots have been designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, Jubilant manufactured two more lots of Ampligen in December 2019 and January 2020. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials. In addition, we have supplied GP Pharm with the Ampligen required for testing and ANMAT release. Once final approval by ANMAT is obtained, we anticipate that GP Pharm will begin distributing Ampligen in Argentina.

In December 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our existing fill and finish capacity. We are prepared to initiate the production of additional Ampligen when and if needed.

In May 2021, we exercised our option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 2018 sale and lease-back agreement. We thereafter sold certain equipment and machinery that we determined to be obsolete and no longer needed for current or future manufacturing. Then, on March 3, 2022, we entered into an Agreement of Sale and Purchase with Acellories, Inc. as purchaser pursuant to which we will sell our property for $3.9 million. Among other things, the purchaser has a 45-day right of due diligence and has the right to terminate the agreement within that period.

Moving forward, we will require one or more Contract Manufacturing Organizations (“CMO”) to produce Ampligen API. While we believe we have sufficient Ampligen API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In this regard, in April 2021, we approved a proposal from Polysciences Inc. (“Polysciences”) for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. We are utilizing Polysciences’s expertise to refine our approach to polymer production. Additionally, we continue to be open to the possibility of agreements with other CMOs, so as to create redundancy and to meet the potential need for larger quantities of API.

Our second product, Alferon N Injection, is approved by the FDA for commercial sales in the United States for the treatment of genital warts. It is also approved by ANMAT in Argentina for commercial sales for the treatment of genital warts and in patients who are refractory to treatment with recombinant interferons. Commercial sales of Alferon N Injection in the United States will not resume until new batches of commercial filled and finished product are produced and released by the FDA. While our New Brunswick facility has FDA approval under the Biologics License Application (“BLA”) for Alferon N Injection, and we intend to maintain a certain amount of space at the to-be-sold facility, we will need the FDA’s approval to release commercial product once we have identified our new manufacturing approach and submitted satisfactory stability and quality release data; the FDA has conducted any required inspections; and the FDA has approved our new manufacturing process. Currently, we are not manufacturing Alferon N Injection and there is no definitive timetable to resume production.

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

In January 2017, the ANMAT granted a five-year extension to a previous approval to sell and distribute Alferon N Injection (under the brand name “Naturaferon”) in Argentina. This extends the approval until 2022. A request to extend the approval beyond 2022 has been filed and is under review. In February 2013, we received the ANMAT approval for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon, with Naturaferon in Argentina.

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

In December 2020, we entered into a signed Letter of Agreement with myTomorrows for the delivery of Ampligen for the treatment of up to 16 pancreatic cancer patients. In November 2021, we entered into a signed Letter of Agreement with myTomorrows for the delivery of Ampligen for the treatment of up to an additional 5 pancreatic cancer patients.

COMPETITION

The major pharmaceutical competitors for Ampligen include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. When we recommence sales of Alferon N Injection, it may compete with Intron® A, an injectable from Merck & Co.

GOVERNMENT REGULATION

Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of Alferon N Injection products and our ongoing research and product development activities. Ampligen and other products developed from the ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, new drug products for humans are subject to rigorous pre-clinical and clinical testing as a condition for clearance by the FDA and by similar authorities in foreign countries. The process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has and will continue to require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by us and our ability to receive product or royalty revenue. We have received Orphan Drug designation for certain therapeutic indications, which we believe might under certain conditions help to accelerate the process of drug development and commercialization. Alferon N Injection is only approved for use in intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection for other applications requires regulatory approval.

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

HUMAN CAPITAL

As of December 31, 2021, we had personnel consisting of 21 full-time employees and two part-time employees. Five of the combined personnel are engaged in our research, development, clinical, and manufacturing effort with 18 performing regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees.

While we have been successful in attracting skilled and experienced scientific personnel, there can be no assurance that we will be able to attract or retain the necessary qualified employees and/or consultants in the future.

ITEM 1A:	Risk Factors

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-K. Please see “Special Note Regarding Forward Looking Statements and Summary Risk Factors” above.

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

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business, clinical trials and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While we are not able to estimate the effects of the COVID-19 outbreak, the ongoing pandemic may have a material adverse effect on our results of future operations, financial position, and liquidity.

We may require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2021 we had approximately $48,268,000 in cash and cash equivalents. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. At present we do not generate any material revenues from our operations and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies.

We will need to allocate capital to eventually commercialize and sell Ampligen and/or recommence and increase sales of Alferon N Injection. On March 3, 2022, we entered into an Agreement of Sale and Purchase with Acellories, Inc. as purchaser pursuant to which we will sell our New Brunswick facility for $3.9 million. This strategic transaction should reduce our expenses and save over $1.0 million a year in cash flow; the cash and cash-flow savings will be used to advance our Ampligen oncology and long-COVID clinical programs. With the sale of the facility, we are also exploring Contract Manufacturing Organizations (“CMO”) to produce API. While we believe we have sufficient API to meet our current Ampligen needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations.

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

As of December 31, 2021, our accumulated deficit was approximately $359,087,000. As with many biotechnology companies, we have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully, or be profitable.

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

Our products, including Ampligen, are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the U.S. FDA, the Health Protection Branch (“HPB”) of Canada, the Agency for the European Medicines Agency (“EMA”) in Europe; and the Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”) in Argentina. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen will ultimately be demonstrated to be safe and efficacious. While Ampligen is authorized for use in clinical trials in the U.S., we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. In addition, although Ampligen has been authorized by the FDA for treatment use under certain conditions, including provision for cost recovery, there can be no assurance that such authorization will continue in effect.

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

The FDA’s regulatory review and approval process is extensive, lengthy, expensive and inherently uncertain. To receive approval for a product candidate, we must, among other things, demonstrate to the FDA’s satisfaction with substantial evidence from well-controlled pre-clinical and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Before we can sell Ampligen for any use or promote Alferon N Injection for any use other than as Alferon N Injection for treatment of refractory or recurring genital warts, we will need to file the appropriate NDA with the FDA in the U.S. and the appropriate regulatory agency outside of the U.S. where we intend to market and sell such products. At present the only NDA we have filed with the FDA is the NDA for the use of Ampligen to treat CFS. The FDA issued a Complete Response Letter (“CRL”) in February 2013 for this NDA and provided recommendations to address certain outstanding issues before they could approve Ampligen for Commercial Sales. The Agency stated that the submitted data do not provide substantial evidence of efficacy of Ampligen for the treatment of CFS and that the data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data. The FDA indicated that we needed to conduct additional work. Therefore, ultimate FDA approval, if any, may be delayed indefinitely and may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict if or when we might receive regulatory approval for the use of Ampligen to treat CFS or for the use of any other products. Even if regulatory approval from the FDA is received for the use of Ampligen to treat CFS or eventually, for the use of any other product, any approvals that we obtain could contain significant limitations in the form of narrow indications, patient populations, warnings, precautions or contra-indications or other conditions of use, or the requirement that we implement a risk evaluation and mitigation strategy. In such an event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

If we are unable to gain necessary FDA approvals related to Ampligen and Alferon N Injection on a timely basis, or we are unable to generate the additional data, successfully complete inspections or obtain approvals as required by the FDA on a timely manner, or at all, or determine that any of our clinical studies are not cost/justified to undertake or if, for that or any other reason, Ampligen, Alferon N Injection or one of our other products or production processes do not receive necessary regulatory approval in the U.S. or elsewhere, our operations most likely will be materially and/or adversely affected.

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

We maintain a limited amount of Products Liability and Clinical Trial insurance coverage worldwide for Ampligen and Alferon N Injection due to the minimal amount of historical loss claims regarding these products in the marketplace. Any claims against our products, Ampligen and Alferon N Injection, could have a materially adverse effect on our business and financial condition.

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

Significant additional testing and trials will be required to determine whether Ampligen will be effective in the treatment of SARS-CoV-2 in humans and no assurance can be given that it will be the case. We base our belief that Ampligen may be effective in the treatment of SARS-CoV-2 on the result of studies that we reviewed and referenced. No assurance can be given that future studies will not result in findings that are different from those in the studies that we have relied upon. We are one of many companies working to develop a treatment for this virus, most of whom have far greater resources than us. This includes research into a range of COVID-19-related circumstances, from prophylactic and early-onset treatments to therapies for Post-COVID conditions. If one of these companies develops an effective treatment along the same lines as a therapy being developed by AIM, the development of Ampligen for this virus most likely will be adversely affected.

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

We need to preserve and acquire enforceable patents covering the use of Ampligen for a particular disease in order to obtain exclusive rights for the commercial sale of Ampligen for such disease. We obtained all rights to Alferon N Injection, and we plan to preserve and acquire enforceable patents covering its use for existing and potentially new diseases once we have had a successful FDA Pre Approval Inspection. Our success depends, in large part, on our ability to preserve and obtain patent protection for our products and to obtain and preserve our trade secrets and expertise. Certain of our know-how and technology is not patentable, particularly the procedures for the manufacture of our experimental drug, Ampligen. We also have been issued a patent which affords protection on the use of Ampligen in patients with Chronic Fatigue Syndrome. We have not yet been issued any patents in the United States for the use of Ampligen as a sole treatment for any of the cancers which we have sought to target. For more information on Patents, please see PART I, Item 1 “Business; Patents”.

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

Risks Associated with Our R&D

Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed above in “Our Products”, we cannot predict what additional studies and/or additional testing or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products. As of December 31, 2021, we had approximately $48,268,000 in Cash, Cash Equivalents. Please see “We may require additional financing which may not be available” above.

Risks Associated with Our Manufacturing

Our Alferon N. Injection commercial sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon N Injection, our operations most likely will be materially and/or adversely affected.

We are exploring engaging a Contract Manufacturing Organization (“CMO”) to produce Alferon API. At present, we do not have a supply of Alferon N Injection or the requisite API. Additionally, although our New Brunswick facility has FDA approval under the BLA for Alferon N Injection and we intend to maintain a certain amount of space at the to-be-sold facility, the pending sale of the building means this status will need to be reapproved when a CMO or new facility is identified for the production of the drug. We cannot provide any guarantee that a CMO or other future facility will pass an FDA pre-approval inspection for Ampligen or Alferon N Injection manufacture.

If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon N Injection inventory or contract with a CMO, our operations most likely will be materially and/or adversely affected. For more information on Alferon N Injection regarding potential commercial sales, please see PART I, Item 1 - “Business; Manufacturing”.

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

There are a limited number of suppliers in the United States and abroad available to provide the raw and packaging materials/reagents for use in manufacturing Ampligen and Alferon N Injection. At present, we do not have any agreements with third parties for the supply of any of these materials or we are relying on a limited source of reagent suppliers necessary for the manufacture of Alferon N Injection. Jubilant HollisterStier LLC has manufactured batches of Ampligen for us pursuant to purchase orders. We anticipate that additional orders will be placed upon approved quotes and purchase orders provided by us to Jubilant. On December 22, 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce the drug Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our existing fill and finish capacity. If we are unable to place adequate acceptable purchase orders with Jubilant or Pii in the future at acceptable prices upon acceptable terms, we will need to find another manufacturer. If we need to find another contract manufacturer to produce Ampligen, it would create a significant delay and expense to get the manufacturer up and running. The costs and availability of products and materials we would need for the production of Ampligen are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

While we have produced limited quantities of active pharmaceutical ingredients (“API”) for our products in our New Brunswick, NJ facility, the sale of this facility necessitates our exploring the engagement of a Contract Manufacturing Organization (“CMO”) to produce API for both Ampligen and Alferon. While we believe we have sufficient API to meet our current Ampligen needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. Currently, the Alferon N Injection manufacturing process is on hold and there is no definitive timetable for its restart. If we are unable to acquire FDA approvals related to the manufacturing process and/or final product of new Alferon N Injection inventory or contract with a CMO, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

In January 2017, we approved a quote and provided a purchase order with Jubilant HollisterStier LLC pursuant to which Jubilant manufactured batches of Ampligen for us. We anticipate that additional orders will be placed upon approved quotes and purchase orders provided by us to Jubilant. If we are unable to place adequate acceptable purchase orders with Jubilant in the future at acceptable prices upon acceptable terms our business would be materially and adversely affected. Please see the prior risk factor.

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

There is no assurance that, upon successful, manufacture of a drug on a limited-scale basis for investigational use will lead to a successful transition to commercial, large-scale production.

Changes in methods of manufacturing, including commercial scale-up, may affect the chemical structure of Ampligen and other RNA drugs, as well as their safety and efficacy. The transition from limited production of pre-clinical and clinical research quantities to production of commercial quantities of our products will involve distinct management and technical challenges, and may require additional management, technical personnel and capital. While we intend to identify a CMO (or CMOs) with a state-of-the-art facility capable of meeting potential increased demand for Ampligen, there can be no assurance that our manufacturing will be successful or that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards, economically, and in commercial quantities, or successfully marketed.

We have limited manufacturing experience for Ampligen and Alferon N Injection. We may not be profitable unless we can produce Ampligen, Alferon N Injection or other products in commercial quantities at costs acceptable to us.

Ampligen has been produced to date in limited quantities for use in our clinical trials, Early Access Program and Expanded Access Program. In addition, in Argentina, Ampligen is still in the process of release testing the product that has already been sent. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. We believe that it will not be necessary to increase our current product plans to meet our production obligations. We believe, but cannot assure, that our enhancements to our manufacturing facilities will be adequate for our future needs for the production of our proposed products for large-scale commercialization. We intend to utilize third-party facilities if and when the need arises. We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to cGMP requirements or maintaining our BLA status. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for the production of our proposed products for large-scale commercialization or our long-term needs.

We have never produced Ampligen, Alferon N Injection or any other products in large commercial quantities. We must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. If we cannot manufacture commercial quantities of Ampligen and/or Alferon N Injection, or continue to maintain third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected. If and when the Ampligen NDA is approved, we may need to find an additional vendor to manufacture the product for commercial sales. Also, each production lot of Alferon N Injection is subject to FDA review and approval prior to releasing the lots to be sold. This review and approval process could take considerable time, which would delay our having product in inventory to sell, nor can we provide any assurance as to the receipt of FDA approval of our finished inventory product. There can be no assurances that the Ampligen and/or Alferon N Injection can be commercially produced at costs acceptable to us.

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

We have limited marketing and sales capability. We are dependent upon existing, and possibly future, marketing agreements and third-party distribution agreements for our products in order to generate significant revenues and become profitable. As a result, any revenues received by us will be dependent in large part on the efforts of third parties, and there is no assurance that these efforts will be successful.

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

We cannot assure that our U.S. or foreign marketing strategy will be successful or that we will be able to establish future marketing or third-party distribution agreements on terms acceptable to us, or that the cost of establishing these arrangements will not exceed any product revenues. Our inability to establish viable marketing and sales capabilities would most likely have a materially adverse effect on us. There can be no assurances that the approved Alferon N Injection product will be returned to prior sales levels.

Risks Associated with Our Competition

Rapid technological change may render our products obsolete or non-competitive.

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities than us, as well as substantial marketing, financial and managerial resources, and represent significant competition for us. There can be no assurance that developments by others will not render our products or technologies obsolete or noncompetitive, or that we will be able to keep pace with technological developments.

Our products may be subject to substantial competition.

Ampligen. Our flagship product, Ampligen is being evaluated as a potential treatment for COVID-19, myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS) and COVID-induced CFS symptoms (“Long Haulers”); as well as multiple types of cancers. With regard to COVID-19, multiple global companies are actively working to develop therapies for COVID-19, including several companies which have successfully developed vaccines. It is possible that these or other companies may be developing therapies that are similar to that which we are attempting to develop, and could therefore develop them first. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than we do in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, The Health Protection Branch of the Canada Department of National Health and Welfare (HPB) and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for commercial sale with respect to treating CFS in the United States. The dominant competitors with drugs to treat disease indications which we plan to address include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen on the immune system, we cannot assure that we will be able to compete.

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

Risks Associated with an Investment in Our Common Stock:

The market price of our stock may be adversely affected by market volatility

The market price of our common stock has been and is likely to be volatile. This is especially true given the current significant instability in the financial markets, in part caused by the COVID-19 coronavirus and the major adverse effects it has had and will continue to have on U.S. and worldwide economies and markets. Should our progress slow or results of testing or activities by others negatively impact our efforts, it is just as likely that our stock price will be significantly adversely affected, and in such case, investors could sustain substantial losses. In addition to the foregoing and, general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

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

Our common stock is listed for quotation on the NYSE American. For the year ended December 31, 2021, the trading price of our common stock has ranged from $0.94 to $2.82 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors. In this regard, we completed a rights offering to our stockholders and certain option and warrant holders in March 2019, pursuant to which we issued Preferred stock convertible into an aggregate of 26,560,000 shares of common stock and warrants exercisable for up to an additional 26,560,000 shares of common stock. In September 2019 we sold 1,740,550 shares of our common stock and warrant exercisable for 16,037,170 shares of common stock. All of these shares of common stock, including shares issuable upon exercise of warrants, have been registered for public sale. In addition, we have registered securities for public sale pursuant to a universal shelf registration statement and we had been selling shares under this shelf registration statement. Since December 31, 2021, we have sold an aggregate of 5,655,731 shares under our equity distribution agreement with Maxim. As of the date of this report, we no longer have any equity distribution agreements. However, in February 2022, the SEC declared our new S-3 shelf Registration Statement effective which will allow us to raise additional capital as needed in the future.

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

Our principal executive office is located at 2117 SW Highway 484, Ocala FL 34473 and our finance and human resource office is located at 604 Main Street, Riverton, NJ 08077. We currently lease our principal executive office for $2,100 per month and our accounting and human resource office for about $1,500 per month.

In March 2018, we sold our property located at 783 Jersey Ave., New Brunswick, NJ. This property houses our development and production facilities. The purchase price was $4,080,000 and purchaser received 3,225,806 warrants to purchase common stock.

In May 2021, we exercised our option and re-purchased the New Brunswick facility, pursuant to the terms of the March 16, 2018, sale and lease-back agreement. We also sold certain equipment and machinery that it determined to be obsolete and no longer needed for current and future manufacturing.

In March 2022, we entered into an Agreement of Sale and Purchase with Acellories, Inc. as purchaser pursuant to which we will sell our New Brunswick property. The purchaser will purchase the property for $3.9 million. Among other things, the purchaser has a 45-day right of due diligence and has the right to terminate the agreement within that period.

ITEM 3.	Legal Proceedings.

We commenced an action against BioLife in December of 2017 for Breach of Contract. The amount of damages we are seeking in this matter have yet to be determined. Damages are not covered by insurance. BioLife, the defendant, has filed its Answer, Affirmative Defenses and a Counterclaim in the amount of $96,676 representing the invoices withheld after BioLife indicated that they were not intending to fulfill the balance of the contract. We have denied the allegations of the counterclaim. We have conducted two mediation sessions, but have been unable to resolve the matter. The parties are currently engaged in discovery, which we believe will lead to a trial date in the later part of 2022. The scheduled dates for these events to transpire have been extended several times as they are dependent on the safe and full reopening of the Courts for attendance safe attendance of jurors, judges, witnesses and counsel. Although it cannot be reasonably determined at this time, we believe the likelihood of an unfavorable outcome on the defendant’s counterclaim is remote.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed and traded on the NYSE American under the symbol AIM.

Holders of Common Stock

As of March 25 2022, there were approximately 150 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we issued and sold the following unregistered securities under the 2018 Equity Incentive Plan, effective September 12, 2018 which will continue in effect for a period of 10 years from its effective date:

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

During the fiscal year ended December 21, 2021, the Company issued a total of 132,238 shares of its common stock at prices ranging from $1.16 to $2.35 for a total of $205,000.

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

The following discussion and analysis is related to our financial condition and results of operations for the two years ended December 31, 2021 This information should be read in conjunction with our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K. Please also see “Special Note Regarding Forward Looking Statements and Summary Risk Factors” in ITEM 1. Business.

Fair Value

We have issued warrants (the “Warrants”) in February 2017, June 2017, August 2017, April 2018, and March 2019 that are single compound derivatives containing both an embedded right to obtain stock upon exercise (a “Call”) and a series of embedded rights to settle the Warrants for cash upon the occurrence of certain events (each, a “Put”). Generally, the Put provisions allow the Warrant Holders liquidity protection; the right to receive cash in certain situations where the Holders would not have a means of readily selling the shares issuable upon exercise of the Warrants (e.g., where there would no longer be a significant public market for our common stock). However, because the contractual formula used to determine the cash settlement value of the embedded Put requires use of certain assumptions, the cash settlement value of the embedded Put can differ from the fair value of the unexercised embedded Call option at the time the embedded Put option is exercised.

We recompute the fair value of the Warrants at the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If we were to alter our assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

RESULTS OF OPERATIONS

Year ended December 31, 2021 versus year ended December 31, 2020

Our net loss was approximately $19,127,000 and $14,400,000 for the years ended December 31, 2021 and 2020, respectively, representing an increase in net loss of approximately $4,727,000 when compared to the same period in 2020. This increase in net loss for the year ended December 31, 2021, was primarily due to the following:

●	an increase in interest expense and finance costs/extinguishment of debt and notes payable of $2,843,000 is largely due to a loss on extinguishment of debt of $2,701,000 and a decrease in leaseback interest expense;
●	an increase in research and development expenses of $1,952,000;
●	an increase in gain from sale of Income tax operating losses of $1,395,000;
●	an increase in impairment losses of $1,644,000;
●	an increase of the quarterly revaluation of certain redeemable warrants of $268,000;
●	an increase in general and administrative expenses of $18,000; and
●	an increase in production costs of $44,000; offset by
●	a decrease in interest/other income of $420,000;
●	a decrease in interest expense and finance costs $605,000; and
●	a gain on sales of fixed assets of $216,000.

Net loss per share was $ (0.40) and $(0.45) for the years ended December 31, 2021, and 2020, respectively. The weighted average number of shares of our common stock outstanding as of December 31, 2021, was 47,339,975 as compared to 31,842,799 as of December 31, 2020.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $135,000 and $163,000 for the years ended December 31, 2021, and 2020, representing a decrease of $28,000 which is primarily related not having sales for the European EAP program in 2021.

For the years ended December 31, 2021 and 2020, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $850,000 and $806,000, respectively, for the years ended December 31, 2021, and 2020, representing an increase of $44,000 in production costs in the current period.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the year ended December 31, 2021, were approximately $7,672,000 as compared to $5,720,000 for the same period a year ago, reflecting an increase of approximately $1,952,000. The primary reason for the increase in research and development costs was due to increases in Company sponsored clinical trials expenses of $3,848,000, offset by decrease of $1,940,000, caused by not producing two batches of Ampligen with third party CMO in 2021 compared to 2020.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the years ended December 31, 2021, and 2020, were approximately $8,672,000 and $8,654,000, respectively, reflecting an increase of approximately $18,000. The increase in G&A expenses during the current period was mainly due to increases in stock compensation of $532,000, insurance of $182,000, offset by decreases in taxes and licenses of $64,000, scientific advisory board of $156,000, travel of $21,000, warrant expense of $46,000, software IT expense of $17,000, consulting fees of $119,000, accounting, professional and legal fees of $63,000 and salaries and benefits of $247,000.

Gain (loss) on Investments

Gain (loss) on investments for the years ended December 31, 2021, and 2020 represents a net decrease of approximately $420,000, driven by a loss primarily from the reclassification out of other comprehensive income of debt securities sold of $376,000, offset by the increase in interest income from investments.

Impairment of plant property and equipment and other assets

During the year ended December 31, 2021, there was a loss of $1,779,000 related to the impairment of plant property and equipment (see Note 2 Summary of Significant Accounting Policies).

During the year ended December 31, 2020, there was a loss of $135,000 related to the impairment of other assets consisting of the loss of a deposit to a supplier for use of technology which we are no longer utilizing and was written off.

Interest Expense and Finance Costs

Interest expense and finance costs for the year ended December 31, 2021, was $67,000 compared to $672,000 in the prior year, a decrease of $605,000. The decrease is mainly attributed to the interest and amortization of costs of the Chicago Ventures and Atlas notes which were extinguished in the second quarter of 2020.

Extinguishment of Financing Obligation and Note Payable

During the year ended December 31, 2021, there was a loss on the extinguishment of debt of $2,701,000 related to the repurchase of the manufacturing facility (see Note 17 Financing Obligating Arising from Sales Leaseback Transaction.)

During the year ended December 31, 2020, there was a gain of $142,000 related to the prepayment of note payable.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability amounted to a gain of $145,000 for the year ended December 31, 2021, compared to a loss of approximately $123,000 in December 31, 2020 (see “Financial Statements: Note 16: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain from sale of income tax operating losses

In December 2021, the Company effectively sold $19,500,000 New Jersey state operating losses for approximately $1,640,000, offset by 2020 deferred tax asset of $632,000. Additionally, we recorded a deferred tax asset in the amount of $1,305,000 for the current year operating losses to be sold in 2022. In December 2020, the Company effectively sold $11,000,000 New Jersey state net operating loss for approximately $1,090,000. (see Note 12 Income Taxes (FASB ASC 740 Income Taxes)

Liquidity and Capital Resources

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

In July 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with the Maxim Group LLC (“Maxim”), pursuant to which we could sell from time to time, shares of our Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced prior EDA with Maxim. During the year ended December 31, 2020, we sold 20,444,807 shares under the 2019 EDA for total gross proceeds of $53,936,615, which included a 3.5% fee to Maxim of $1,888,727. During 2021, we sold 5,655,731 shares under the 2019 EDA for total gross proceeds of $13,301,526, which includes a 3.5% fee to Maxim of $465,553. The 2019 EDA was terminated in early February 2021. In February 2022, the Company filed a universal shelf registration statement with the SEC on Form S-3 registering future sales of up to $100 million of the Company’s securities. This registration statement will allow the Company to raise additional capital as needed in the future.

Cash used in operating activities for the year ended December 31, 2021, was approximately $13,965,000 compared to approximately $10,368,000 for the same period in 2020, an increase of $3,597,000. The primary reasons for this increase in cash used in operations in 2021 was related to the loss on the extinguishment of financing obligation with the repurchase of the building of $2,701,000, tax benefit from the gain on the sale of $646,000 offset by the increase in stock compensation of $532,000.

Cash used in investing activities for the year ended December 31, 2021 was approximately $631,000 compared to $9,164,000 for the same period in 2020, representing a change of $8,525,000. The primary reason for the change during the current period is the net purchase and sale of marketable securities activity of $243,000 compared to the $8,569,000 for the same period in 2020, and by the proceeds from the sale of property and equipment of $245,000.

Cash provided by financing activities for the year ended December 31, 2021, was approximately $8,188,0000 compared to approximately $56,563,000 for the same period in 2020, a decrease of $48,375,000. The primary reason for this decrease was our receipt of $13,042,000 in net proceeds from the sale of shares compared to $61,248,000 from the sale of shares in 2020.

As of December 31, 2021, we had approximately $48,268,000 in cash, cash equivalents and marketable securities, inclusive of approximately $16,175,000 in Marketable Securities, representing a decrease of approximately $6,110,000 from December 31, 2020.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

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

Long-Lived Assets

We assess long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a business or product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. We measure the recoverability of assets that we will continue to use in our operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired.

In the event if the carrying value exceeds the future undiscounted net cash flows, we would estimate the fair values using a combination of market and income approaches. Under the market approach, fair values would be estimated using published market multiples for comparable companies. Under the income approach, a discounted cash flow methodology would be used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies

We measure the impairment by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets are considered a non-financial asset and are recorded at fair value only if an impairment charge is recognized. Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. We make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as we review our manufacturing process and other manufacturing planning decisions, we must make subjective judgments regarding the remaining useful lives of assets. When we determine that the useful lives of assets are shorter than originally estimated, we accelerate the rate of depreciation over the assets’ new, shorter useful lives. (see Note 2 Summary of Significant Accounting Policies)

Redeemable Warrants

We utilize the guidance contained in ASC 480 Distinguishing Liabilities from Equity in the determination of whether to record warrants and options as Equity and/or Liability. If the guidance of ASC 480 is deemed inconclusive, we continue our analysis utilizing ASC 815 Derivatives and Hedging.

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

We recomputed the value of the redeemable warrants at the end of each quarterly period. We use the Monte Carlo Simulation approach which includes subjective input assumptions that are consistently applied each quarter. If we were to alter our assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different. As discussed in greater detail in “Fair Value” at the beginning of this ITEM 7, the significant assumptions using this model are: (i) Risk-Free Interest Rate; (ii) Expected Holding Period; (iii) Expected Volatility; (iv) Expected Dividend Yield; (v) Expected Probability of a Fundamental Transaction; (vi) Expected Timing of Announcement of a Fundamental Transaction; (vii) Expected 100 Day Volatility at Announcement of a Fundamental Transaction; (viii) Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction; and (ix) Expected Time Between Announcement and Consummation of a Fundamental Transaction. The derivative is values using Level 3 inputs which are highly subjective and require a high degree of judgment.

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

Effectiveness of Control Procedures

As of December 31, 2021, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2021 to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, Management used the criteria set forth in the framework in 2013 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). Based on this assessment, Management has not identified any material weaknesses as of December 31, 2021. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

ITEM 9B.	Other Information.

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance.

The following sets forth biographical information about each of our Directors and Executive Officers as of the date of this report:

Name	Age	Position
Thomas K. Equels, Esq	69	Chief Executive Officer, President, and Director
Peter W. Rodino III	70	Chief Operating Officer, General Counsel & Secretary
William M. Mitchell, M.D., Ph.D.	87	Chairman of the Board and Director
Stewart L. Appelrouth	68	Director
Ellen M. Lintal	62	Chief Financial Officer

Each Director has been elected to serve until the next annual meeting of stockholders, or until their earlier resignation, removal from office, death or incapacity. Each Executive Officer serves at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

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

THOMAS K. EQUELS – Director Qualifications:

●	Leadership Experience – Military; Owner and former President; Managing Director of Equels Law Firm, Court-appointed receiver in numerous industries;

●	Industry Experience – legal counsel, General Counsel, CFO and CEO to us; and

●	Scientific, Legal or Regulatory Experience – Law degree with over 25 years as a practicing attorney specializing in litigation, development of clinical trials, creating intellectual property concepts, and established plan to finance drug development.

WILLIAM M. MITCHELL, M.D., Ph.D., has been a Director since July 1998 and Chairman of the Board since February 2016. Dr. Mitchell is a Professor of Pathology at Vanderbilt University School of Medicine and is a board-certified physician. Dr. Mitchell earned a M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as House Officer in Internal Medicine, followed by a Fellowship at its School of Medicine. Dr. Mitchell has published over 200 papers, reviews and abstracts that relate to viruses, anti-viral drugs, immune responses to HIV infection, and other biomedical topics. Dr. Mitchell has worked for and with many professional societies that have included the American Society of Investigative Pathology, the International Society for Antiviral Research, the American Society of Clinical Oncology, the American Society of Biochemistry and Molecular Biology, the American Chemical Society, and the American Society of Microbiology. Dr. Mitchell is a member of the American Medical Association. He has served on numerous government review committees, among them the Centers for Disease Control and Prevention (CDC) and the National Institutes of Health, including the initial AIDS and Related Research Review Group. Dr. Mitchell previously served as one of our Directors from 1987 to 1989.

WILLIAM M. MITCHELL, M.D., Ph.D. – Director Qualifications:

●	Leadership Experience – Professor at Vanderbilt University School of Medicine. He is a member of the Board of Directors for Chronix Biomedical and is Chairman of its Medical Advisory Board. Additionally, he has served on multiple governmental review committees of the National Institutes of Health, Centers for Disease Control and Prevention and for the European Union, including key roles as Chairman;

●	Academic and Industry Experience – Well published medical researcher with extensive investigative experience on virus and immunology issues relevant to our scientific business along with being a Director of an entrepreneurial diagnostic company (Chronix Biomedical) that is involved in next generation DNA sequencing for medical diagnostics; and

●	Scientific, Legal or Regulatory Experience – M.D., Ph.D. and professor at a top ranked school of medicine, and inventor of record on numerous U.S. and international patents who is experienced in regulatory affairs through filings with the FDA.

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

STEWART L. APPELROUTH – Director Qualifications:

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

ROBERT DICKEY IV, who will become our Chief Financial Officer effective April 4, 2022, has more than 25 years of experience of C-suite financial leadership for life science and medical device companies, both private and public, ranging from preclinical development to commercial operations and across a variety of disease areas and medical technologies. Earlier in his career, Mr. Dickey spent 18 years in investment banking, primarily at Lehman Brothers, with a background split between mergers and acquisitions and capital markets transactions. Mr. Dickey was a senior vice president of the Company from 2008 until 2013. Throughout his career he has demonstrated C-level (CFO, COO and CEO) and Board level experience in public, private, revenue stage and development stage life sciences and medical device companies, and has played a leading role in two start-ups. His prior career as an investment banker included 14 years at Lehman Brothers. Mr. Dickey is experienced in all stages of the business lifecycle, including start-up, high-growth and turnarounds, and in building businesses and achieving an exit. He also has international experience, He has expertise in public and private financings, M&A, partnering/licensing transactions, project management and Chapter 11 reorganizations, as well as interacting with Boards, VC’s, shareholders and Wall Street. Dickey has an MBA from The Wharton School and an AB from Princeton University.

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

This Audit Committee formally met four times in 2021 with all committee members in attendance. Our General Counsel and Chief Financial Officer support the Audit Committee in its work. The full text of the Audit Committee’s Charter, as approved by the Board, is available on our website: http://www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”.

Scientific Advisory Board (“SAB”)

The SAB was established to leverage its member’s scientific and pharmaceutical expertise and advice to advance our drug development programs by providing guidance on steering us forward and capitalizing on business opportunities as well as interactions with the FDA. It is responsible for: (i) reviewing all submissions made by us to the FDA and other regulators to ensure that the submissions fully, accurately, and timely describe the status of any clinical trials, tests, or other studies or analyses of drug safety and efficacy undertaken by us, and any agreements, protocols, or guidance provided by relevant regulatory agencies; and (ii) monitoring and supervising our relationship with the FDA. The SAB shall have free and open access to our scientific and executive personnel, including the Chief Scientific Officer and the members of our Board of Directors. The SAB is comprised of William Mitchell, M.D., Chairman, and Ronald Brus, M.D., W. Neal Burnette, M.D., Christopher Nicodemus, M.D., and Philip Ransom Roane, Ph.D. all of whom are members. The SAB reports to the independent directors of the Company and closely interacts with the Disclosure Controls Committee. The SAB met three times in 2021.

Disclosure Controls Committee (“DCC”)

The DCC reports to the Audit Committee and is responsible for procedures and guidelines on managing disclosure information. The purpose of the DCC is to make certain that information required to be publicly disclosed is properly accumulated, recorded, summarized and communicated to the Board and management. This process is intended to allow for timely decisions regarding communications and disclosures and to help ensure that we comply with related SEC rules and regulations. Ellen M. Lintal is the DCC’s Investor Relations Coordinator and Chairperson. The other members of the DCC are Peter Rodino, our General Counsel; William Mitchell, one of our Independent Directors; Dr. David Strayer, Medical Director and Chief Scientific Officer; Jodie Pelz, our Controller; and Ann Marie Coverly, Director of HR and Administration serving as the Deputy Investor Relations Coordinator. The full text of the DCC’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance.” The DCC actively met on numerous occasions in 2021.

Executive Committee

In February 2016, our Board formed the Executive Committee. The Executive Committee reports to the Board and its purpose is to aid the Board in handling matters which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board. Mr. Equels, our Chief Executive Officer, is the chairman of the Committee, along with two of our independent directors, Mr. Appelrouth and Dr. Mitchell. The full text of the Executive Committee Charter, as approved by the Board, is available on our website at www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”. The Committee did not meet in 2021.

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

You may obtain a copy of this Code by visiting our website at www.aimimmuno.com (Investor Relations / Corporate Governance) or by written request to our office at 2117 SW Highway 484, Ocala, FL 34473.

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

This Committee formally met three times in 2021 and all committee members were in attendance for the meetings. Our General Counsel, Chief Financial Officer and Director of Human Resources support the Compensation Committee in its work.

Results of Stockholder Advisory Vote on Executive Compensation

At the October 2021 Annual Meeting of Stockholders, the Stockholders did not approve the annual, non-binding advisory vote on Executive Compensation.

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

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2021 and 2019 of Thomas Equels, our Chief Executive Officer, Ellen Lintal, our Chief Financial Officer, and Peter Rodino, who, during 2018 was our General Counsel and Secretary, constituting the Company’s Named Executive Officers, based on the year ended 2020 for each fiscal year.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees $ (2)	Bonus $	Stock Awards $	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Change in Pension Valued and NQDC Earnings $	All Other Compensation $	Total $ (1)
Thomas K Equels	2021	850,000	352,500	—	473,038	—	—	86,106	1,761,644
CEO & President (2)3	2020	806,599	652,000	—	1,139,267	—	—	65,509	2,663,375

Ellen Lintal	2021	350,000	102,500	—	132,346	—	—	49,893	634,739
CFO (4)	2020	239,583	177,000	—	111,616	—	—	25,403	553,602

Peter Rodino
COO, General Counsel	2021	425,000	102,500	—	132,346	—	—	57,949	717,795
& Secretary (5)	2020	394,792	244,500	—	111,616	—	—	42,570	793,478

Notes:

(1)	All option awards were valued using the Black-Scholes method.
(2)	For Named Executive Officers, who are also Directors that receive compensation for their services as a Director, the Salary/Fees and Option Awards columns include compensation that was received by them for their role as a member of the Board of Directors. As is required by Regulation S-K, Item 402(c), compensation for services as a Director have been reported within the “Summary Compensation Table” (above) for fiscal years of 2021 and 2020 as well as reported separately in the “Compensation of Directors” section (see below) for calendar year 2021.

Pursuant to his current employment agreement, Mr. Equels is entitled to 3% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in the employment agreement) There were no payments during 2021 and 2020.

(3)	Mr. Equels’ All Other Compensations consists of:

	2021	2020
Life & Disability Insurance	$22,037	$27,131
Healthcare Insurance	26,479	20,378
Car Expenses/Allowance	18,000	18,000
401(k) Matching Funds	19,500	—
Total	$86,016	$65,509

(4)	Ms. Lintal’s All Other Compensations consists of:

	2021	2020
Life & Disability Insurance	$3,014	$2,383
Healthcare Insurance	12,978	8,620
Car Expenses/Allowance	14,400	14,400
401(k) Matching Funds	19,500	—
Total	$49,893	$25,403

(5)	Mr. Rodino’s All Other Compensations consists of:

	2021	2020
Life & Disability Insurance	$2,521	$2,542
Healthcare Insurance	21,528	25,629
Car Expenses/Allowance	14,400	14,400
401(k) Matching Funds	19,500	—
Total	$57,949	$42,570

Outstanding Equity Awards at Fiscal Year End	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)

Thomas K Equels	568	—	—	216.48	6/24/2021	—	—	—	—
President and Chief	189	—	—	153.12	6/6/2022	—	—	—	—
Executive Officer	568	—	—	163.68	6/11/2022	—	—	—	—
	568	—	—	163.68	6/6/2023	—	—	—	—
	284	—	—	132.00	8/2/2023	—	—	—	—
	568	—	—	190.08	6/6/2024	—	—	—	—
	568	—	—	132.00	6/8/2025	—	—	—	—
	568	—	—	73.92	6/8/2026	—	—	—	—
	6,818	—	—	24.64	6/8/2027	—	—	—	—
	323	—	—	21.56	6/15/2027	—	—	—	—
	323	—	—	21.56	6/30/2027	—	—	—	—
	412	—	—	21.12	7/15/2027	—	—	—	—
	472	—	—	18.48	7/31/2027	—	—	—	—
	485	—	—	18.04	8/15/2027	—	—	—	—
	556	—	—	15.84	8/31/2027	—	—	—	—
	8,446	—	—	16.28	2/13/2028	—	—	—	—
	2,841	—	—	16.72	4/12/2028	—	—	—	—
	6,818	—	—	13.20	5/16/2028	—	—	—	—
	5,682	—	—	13.20	5/16/2028	—	—	—	—
	3,666	—	—	13.64	7/18/2028	—	—	—	—
	6,457	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	9,685	—	—	9.68	1/28/2029	—	—	—	—
	300,000	—	—	3.05	8/12/2030	—	—	—	—
	300,000	—	—	1.96	11/11/2030	—	—	—	—
	—	300,000		1.71	11/11/2031	—	—	—	—

Total	656,888	300,000	—			—	—	—	—

Ellen Lintal	23	—	—	9.68	11/14/2029	—	—	—	—
Chief Financial Officer	75,000	75,000	—	1.85	12/9/2030	—	—	—	—
		100,000		1.44	11/30/2031	—	—	—	—

Total	75,023	100,000	—			—	—	—	—

Peter Rodino	285	—	—	132.00	8/2/2023	—	—	—	—
COO, General Counsel and Secretary	285	—	—	68.65	6/21/2026	—	—	—	—
	151	—	—	21.56	6/15/2027	—	—	—	—
	151	—	—	21.56	6/30/2027	—	—	—	—
	192	—	—	21.12	7/15/2027	—	—	—	—
	220	—	—	18.48	7/31/2027	—	—	—	—
	226	—	—	18.04	8/15/2027	—	—	—	—
	259	—	—	15.84	8/31/2027	—	—	—	—
	3,941	—	—	16.28	2/13/2028	—	—	—	—
	2,273	—	—	16.72	4/12/2028	—	—	—	—
	2,652	—	—	13.20	5/16/2028	—	—	—	—
	1,711	—	—	13.64	7/18/2028	—	—	—	—
	3,013	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	4,520	—	—	9.68	1/28/2029	—	—	—	—
	75,000	—	—	1.85	12/9/2030	—	—	—	—
	—	100,000		1.44	11/30/2021	—	—	—	—

Total	94,902	100,000	—			—	—	—	—

Payments on Disability

As of December 31, 2020, we had an employment agreement with Mr. Equels which entitled him to his base salary, applicable benefits otherwise due and payable through the last day of the month in which disability occurs and for an additional two year period. All of his unvested options vest too. On March 24, 2021, we entered into employment agreements with Mr. Rodino and Ms. Lintal which entitled them to their base salary, applicable benefits otherwise due and payable through the last day of the month in which disability occurs and for an additional two year period. All of each NEO’s unvested options vest too. In addition, each NEO has the same short and long-term disability coverage which is available to all eligible employees. The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit. The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit. The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and older as of the date of the claim. For the period June 2010 through December 2021, Mr. Equels was entitled to receive total disability coverage of $400,000 pursuant to his employment agreement and payable by us.

Payments on Death

Pursuant to their employment agreements, the NEOS are entitled to their base salary and applicable benefits otherwise due and payable through the last day of the month in which death occurs and for an additional two year period. In addition, all of their unvested options vest. Each NEO, has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees. The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO. For the period June 2010 and through December 2021, Mr. Equels is entitled to receive total death benefit coverage of $3,000,000 pursuant to his employment agreement and payable by us.

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

The dollar amounts below assume that the termination occurred on January 1, 2022. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from us based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits ($)	Additional Life Insurance ($)	Total ($)
Thomas K. Equels,	Involuntary (no cause)	$4,872,000	$473,038	—	—	$5,345,038
CEO & President	Termination (for cause)	—	—	—	—	—
	Death or disability	$1,736,000	$473,038	—	—	$2,209,038
	Termination by employee or retirement	—	$473,038	—	—	$473,038

Ellen Lintal	Involuntary (no cause)	$92,880	$132,346	—	—	$225,226
CFO	Termination (for cause)	—	—	—	—	—
	Death or disability	$728,800	$132,346	—	—	$861,146
	Termination by employee or retirement	—	$132,346	—	—	$132,346

Peter Rodino	Involuntary (no cause)	$1,186,000	$132,346	—	—	$1,319,026
COO, General Counsel and	Termination (for cause)	—	—	—	—	—
Secretary	Death or disability	$878,800	$132,346	—	—	$1,011,146
	Termination by employee or retirement	—	$132,346	—	—	$132,346

Notes:

(1)	Consists of stock options contractually required per the employee’s respective employment agreement or arrangement to be granted during each calendar year of the term under our 2018 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to the closing market price of our common stock on the date of grant. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

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

The dollar amounts in the chart below assume that change in control termination occurred on January 1, 2022, based on the employment agreements that existed at that time. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from us based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2021

The following table shows potential payments to the NEO if employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2021. The amounts assume a January 3, 2022 termination date regarding base pay and use of the opening price of $0.97 on the NYSE American for our common stock at that date.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (2) ($)	Early Vesting of Restricted Stock (4) (5) ($)	Early Vesting of Stock Options and SARs (3) ($)	Acceleration and Vesting of Supplemental Award (5) ($)		Welfare Benefits Continuation ($)	Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
Thomas K. Equels	$6,076,000	(1)	—	—	—	$1,988,119	(4)	—	—	—	$8,064,119
Ellen Lintal	—		—	—	—	—		—	—	—	—
Peter Rodino	—		—	—	—	—		—	—	—	—

Notes:

(1)	This amount represents the Base Salary and benefits for the remaining current term of the NEO’s employment agreement plus a three-year extension in the term upon the occurrence of a termination from a change in control. The employment agreement with Mr. Equels has a term through December 31, 2025. This amount excludes the following payments as they cannot be calculated unless and until certain events occur: Mr. Equels is entitled to 3% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in his employment agreement) and 3% of the Gross Proceeds from any sale of our Company or substantially all of our assets.

(2)	This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awarded on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.

(3)	This amount is the intrinsic value [fair market value] on January 3, 2022 ($1.03 per share) minus the weighted average per share exercise price of $3.54 of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”). Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(4)	This amount represents the options to be issued annually for the remaining term of the NEO’s employment agreement plus a three-year extension in the occurrence of termination from a change in control. For the purpose of this schedule, a NYSE American closing price at January 3, 2022 of $1.03 was used with an estimated exercise price of $1.03 for Mr. Equels. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

(5)	Any purchase rights represented by the Option not then vested shall, upon a change in control, shall become vested.

Post-Employment Compensation

The following is a description of post-employment compensation payable to the respective NEO. If a NEO does not have a specific benefit, they will not be mentioned in the subsection. In such event, the NEO does not have any such benefits upon termination unless otherwise required by law.

Termination for Cause

All of our NEOs can be terminated for cause. For each NEO “Cause” means willful engaging by any NEO in illegal conduct, gross misconduct or gross violation of our Code of Ethics and Business Conduct for Officers, which is demonstrably and materially injurious to our Company. Mr. Equels’ agreement provides that he shall not be deemed to have been terminated for Cause unless and until we initiate a process by delivery to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the directors of the Board specifying the grounds for termination. After reasonable notice to Mr. Equels and an opportunity for him to be heard, the issues shall be adjudicated by a retired Florida judge or a Florida certified mediator mutually acceptable to the Board of Directors and Mr. Equels. Termination requires a finding that Mr. Equels was guilty of intentional and material misconduct according to the standards set forth above, and specifying the particulars thereof in detail supported by legally admissible evidence and utilizing the legal standard of beyond reasonable doubt. In the event that an NEO’s employment is terminated for Cause, we shall pay such NEO, at the time of such termination, only the compensation and benefits otherwise due and payable to him or her through the last day of his actual employment by us.

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

There was no cost of living increase granted in 2020 or 2021.

All Directors have been granted options to purchase common stock under our Stock Option Plans and/or Warrants to purchase common stock. We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors. Options shares for stock compensation were issued under the 2009 and 2018 Equity Incentive Plans.

Director Compensation – 2021 & 2020

Name and Title of Director	Year	Fees Earned or Paid in Cash $	Stock Award $	Option Award $	Non-Equity Incentive Plan Compensation $	Change in Pension Value & Nonqualified Deferred Compensation Earnings $	All Other Compensation As Director $	Total $
T. Equels	2021	—	—	—	—	—	—	—
Executive	2020	—	—	—	—	—	—	—
Vice Chairman

W. Mitchell	2021	182,462	—	78,673	—	—	—	261,135
Chairman of the Board	2020	182,462	—	112,158	—	—	—	294,620

S. Appelrouth	2021	182,462	—	78,673	—	—	—	261,135
Director	2020	182,462	—	112,158	—	—	—	294,620

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 25, 2022, the number and percentage of outstanding shares of Common Stock beneficially owned by:

●	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding Common Stock;

●	Each of our Directors and the Named Executives Officers; and

●	All of our officers and directors as a group.

●	Total number of shares of Common Stock at March 25, 2022 was 47,994,672.

	Shares		% Of Shares
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned
Thomas K. Equels, Executive Vice Chairman, Chief Executive Officer, President*	957,677	(1)	**0.02%

Peter W. Rodino III, Chief Operating Officer, General Counsel, Secretary*	153,193	(2)	**	%

William M. Mitchell, M.D., Chairman of the Board of Directors*	156,474	(3)	**	%

Stewart L. Appelrouth, Director*	241,126	(4)	**	%

Ellen Lintal, Chief Financial Officer*	97,915	(5)	**	%

All directors and executive officers as a group(5 persons)	1,606,385		0.034%

** Less than 1%

(1) For Mr. Equels, shares beneficially owned include 656,888 shares issuable upon exercise of options and excludes 300,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(2) For Mr. Rodino, shares beneficially owned include 94,902 shares issuable upon exercise of options and excludes 150,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(3) For Dr. Mitchell, shares beneficially owned include 80,062 shares issuable upon exercise of options and excludes 100,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days. Also includes 190 shares of common stock owned by his spouse and 190 shares owned by family trusts.

(4) For Mr. Appelrouth, shares beneficially owned include 79,209 shares issuable upon exercise of options and excludes 100,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(5) For Ms. Lintal, shares beneficially owned include 75,023 shares issuable upon exercise of options and excludes 150,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average Exercise Price Per Share	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)		(c)
Equity compensation plans approved by security holders:	1,773,974	$4.033	307,834

Equity compensation plans not approved by security holders:	294,939	$15.19	—

Total	2,068,913	$5.62	307,834

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

ITEM 14. Principal Accountant Fees and Services. To be updated

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us. The total fees by BDO USA, LLP (“BDO”) for 2021 were $485,000 and total 2020 were $353,500.

	Amount ($)
	2021	2020
Description of Fees:
Audit Fees	$370,000	$260,000
Audit-Related Fees	42,000	93,500
Tax Fees	73,000	—
All Other Fees	—	—
Total	$485,000	$353,500

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

(i)	Exhibits - See exhibit index below.

Exhibit No.	Description

3.1(i)	Amended and Restated Certificate of Incorporation of the Company, as amended, along with Certificates of Designations (incorporated by reference to exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995).

3.2(i)	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 001-13441) filed September 16, 2011).

3.3(i)	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 000-27072) filed June 27, 2016).

3.4(i)	Amendment to Certificate of Incorporation (incorporated by reference to exhibit 3.11 to the Company’s Current report on Form 8-K (No. 001-27072) filed June 5, 2019).

3.5(i)	Amendment to Certificate of Incorporation (incorporated by reference to exhibit 3.11 to the Company’s Current report on Form 8-K (No. 001-27072) filed August 23, 2019).

3.6(i)	Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to exhibit 3.5 to the Amendment to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

3.7(ii)	Amended and Restated By-Laws of Registrant (incorporated by reference to exhibit 3.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 10, 2016).
4.1	Specimen certificate representing our Common Stock (incorporated by reference to exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995).

4.2	Amended and Restated Rights Agreement, dated as of November 14, 2017, between the Company and American Stock Transfer & Trust Company LLC. The Amended and Restated Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock (incorporated by reference to exhibit 1 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed November 14, 2017).

4.3	Form of Indenture filed with Form S-3 Universal Shelf Registration Statement (incorporated by reference to exhibit 4.4 to the Company’s Form S-3 Registration Statement (No. 333- 262280) filed January 21, 2022).

4.4	Form of Warrant pursuant to August 30, 2016 Securities Purchase Agreement (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No. 000-270720 filed September 1, 2016).

4.5	Form of Warrant pursuant to February 1, 2017 Securities Purchase Agreement (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 3, 2017).

4.6	Form of Series A Warrant-June 2017 (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 1, 2017).

4.7	Form of Series B Warrant-June 2017(incorporated by reference to exhibit 4.2 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 1, 2017).

4.8	Form of New Series A Warrant-August 2017 (incorporated by reference to exhibit 4.1 the Company’s Current report on Form 8-K (No. 000-27072) filed August 23, 2017).

4.9	Form of New Series B Warrant-August 2017 (incorporated by reference to exhibit 4.2 the Company’s Current report on Form 8-K (No. 000-27072) filed August 23, 2017).

4.10	Form of Warrant issued to Purchaser of facility (incorporated by reference to exhibit 4.8 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2017).

4.11	Form of Class A Warrant- April 2018 (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed April 20, 2018).

4.12	Form of Class B Warrant- April 2018 (incorporated by reference to exhibit 4.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed April 20, 2018).

4.13	September 28, 2018 Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P. (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed October 4, 2018).

4.14	Rights Offering Form of Non-Transferable Subscription Rights Certificate (incorporated by reference to exhibit 4.14 to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

4.15	Rights Offering Form of Warrant Agreement (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K filed February 27, 2019 and is hereby incorporated by reference).

4.16	Rights Offering Form of Warrant Certificate (incorporated by reference to exhibit 4.15 to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

4.17	Rights Offering Warrant Agency Agreement with American Stock Transfer & Trust (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No.001-27072) filed March 8, 2019).

4.18	AGP Offering-Form of Pre-Funded Warrant (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed September 27, 2019).

4.19	AGP Offering-Form of Warrant (incorporated by reference to exhibit 4.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed September 27, 2019).

4.20	AGP Offering-Form of Representative’s Warrant (incorporated by reference to exhibit 4.20 to the Company’s Registration Statement on Form S-1/A (No. 333-233657) filed September 24, 2019).

4.21	March 2019 Amendment to September 28, 2018 Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P. (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed March 15, 2019).

4.22	December 5, 2019 Secured Promissory Note with Atlas Sciences, LLC (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No.001-27072) filed December 11, 2019).

4.23	Description of Common Stock.*

10.1	Form of Confidentiality, Invention and Non-Compete Agreement (incorporated by reference to exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995).

10.2	Form of Clinical Research Agreement (incorporated by reference to exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995.

10.3	Supply Agreement with HollisterStier Laboratories LLC dated December 5, 2005 (incorporated by reference to exhibit 10.46 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2005).

10.4

Amendment to Supply Agreement with HollisterStier Laboratories LLC dated February 25, 2010 (incorporated by reference to exhibit 10.68 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2009).

10.5

Vendor Agreement with Armada Healthcare, LLC dated August 15, 2011 (incorporated by reference exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-131) for the period ended September 30, 2011).

10.6	Amendment to Supply Agreement with HollisterStier Laboratories LLC executed September 9, 2011 (incorporated by reference to exhibit 10.22 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2011).

10.7	Vendor Agreement extension with Armada Healthcare, LLC dated August 14, 2012 (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 15, 2012).

10.8	Vendor Agreement extension with Armada Healthcare, LLC dated July 19, 2013 (incorporated by reference to exhibit 10.22 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2013).

10.9	Vendor Agreement extension with Bio Ridge Pharma, LLC and Armada Healthcare, LLC dated August 8, 2014. (incorporated by reference to exhibit 10.24 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2014).

10.10	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated March 9, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.25 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2014).

10.11	Vendor Agreement extension with Armada Healthcare, LLC dated July 29, 2015 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2015).

10.12	Early Access Agreement with Impatients N.V. dated August 3, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 001-13441) for the period ended September 30, 2015).

10.13	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated August 6, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.4 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2015).

10.14	Addendum to Early Access Agreement with Impatients N.V. dated October 16, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-13441) for the period ended September 30, 2015).

10.15	2016 Senior Executive Deferred Cash Performance Award Plan (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 4, 2016).

10.16	2016 Voluntary Incentive Stock Award Plan (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 4, 2016).

10.17	Amended and Restated 2016 Senior Executive Deferred Cash Performance Award Plan (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed March 1, 2016).

10.18	Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with Scientific Products Pharmaceutical Co. LTD dated March 3, 2016 (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2016).

10.19	Agreement between Avrio Biopharmaceuticals (“Avrio”) and the Company dated July 20, 2016 (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No.000-27072) for the period ended June 30, 2016).

10.20	Licensing Agreement dated April 13, 2016 with Lonza Sales AG (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.2 to the Company’s report Form 10-Q/A (No. 000-27072) for the period ended March 31, 2016).

10.21	Form of Securities Purchase Agreement entered into on August 30, 2016 (incorporated by reference to exhibit 10.1 to the Company’s Current report Form 8-K (No. 000-27072) filed September 1, 2016).

10.22	Amended and Restated Early Access Agreement with Impatients N.V. dated May 20, 2016. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.1 to the Company’s report Form 8-K/A (No. 000-27072) filed May 8, 2017).

10.23	December 13, 2016 Amendment No. 1 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to exhibit 10.45 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.24	June 28, 2017 Amendment No. 2 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to exhibit 10.46 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.25	February 14, 2018 Amendment No. 3 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to exhibit 10.47 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.26	March 26, 2018 Amendment No. 4 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to exhibit 10.48 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.27	Form of Securities Purchase Agreement entered into on February 1, 2017 (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 3, 2017).

10.28	August 2017 Form of Employee Pay Reduction Plan (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 29, 2017).

10.29	August 2017 Form of Executive Compensation Deferral Plan (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 29, 2017).

10.30	August 2017 Form of Directors’ Compensation Deferral Plan (incorporated by reference to exhibit 10.3 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 29, 2017).

10.31	Form of August 2017 Agreement between the Company and the Warrant holders . (incorporated by reference to exhibit 10.1 the Company’s Current report on Form 8-K (No. 000-27072) filed August 23, 2017).

10.32	Form of June 2017 Agreement between the Company and the Warrant holders (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 1, 2017).

10.33	Mortgage and Security Agreement with SW Partners LLC dated May 12, 2017 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2017).

10.34	Promissory Note with SW Partners LLC dated May 12, 2017 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2017).

10.35	September 11, 2017 Purchase and Sale Agreement- 5 Jules Lane (incorporated by reference to exhibit 10.57 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.36	January 8, 2018 Purchase and Sale Agreement- 783 Jersey Lane (incorporated by reference to exhibit 10.58 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.37	Lease Agreement for 783 Jersey Lane (incorporated by reference to exhibit 10.59 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.38	Form of Stock Purchase Agreement entered into on March 21, 2018 (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed March 22, 2018).

10.39	Form of Securities Purchase Agreement entered into on May 24, 2018 (incorporated by reference to exhibit 10.55 to the Company’s Registration Statement on Form S-1 (No. 333-226057) filed July 2, 2018).

10.40	2018 Equity Incentive Plan (filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 001-27072) filed on August 3, 2018).

10.41	September 28, 2018 Securities Purchase Agreement with Iliad Research and Trading, L.P. (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed October 4, 2018).

10.42	September 28, 2018 Security Agreement with Iliad Research and Trading, L.P. (incorporated by reference to exhibit 10.3 to the Company’s Current report on Form 8-K (No. 001-27072) filed October 4, 2018).

10.43	October 9, 2018, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018).

10.44	October 8, 2018, Restated First Amendment to Purchase and Sale Agreement (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018).

10.45	October 9, 2018, Restated Bill of Sale for the Restated First Amendment and Sale Agreement (incorporated by reference to exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018).

10.46	Form of Agreement between the Company and the Warrantholders.- May 2, 2019 (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed May 2, 2019).

10.47	Note Purchase Agreement dated August 5, 2019 with Chicago Venture Partners, L.P. (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2019).

10.48	Secured Promissory Note dated August 5, 2019 issued to Chicago Venture Partners, L.P. (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2019).

10.49	Security Agreement dated August 5, 2019 with Chicago Venture Partners, L.P. (incorporated by reference to exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2019).

10.50	Salary Reduction and Restricted Stock Award Memo (August 2019) (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed August 26, 2019).

10.51	Form of Restricted Stock Award (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed August 26, 2019).

10.52	December 5, 2019 Note Purchase Agreement with Atlas Sciences, LLC (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No.001-27072) filed December 11, 2019).

10.53	December 5, 2019 Security Agreement with Atlas Sciences, LLC (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No.001-27072) filed December 11, 2019).

10.54	March 20, 2020 Amendment to 2017 Material Transfer and Research Agreement with Roswell Park Cancer Institute (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed March 26, 2020).

10.55	April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. )001-27072) filed April 6, 2020).

10.56	April 21, 2020 Mutual Confidentiality Agreement with UMN Pharma Inc., National Institute of Infectious Diseases, and Shionogi & Co., Ltd (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed April 27, 2020).

10.57	June 1, 2020, Material Transfer and Research Agreement with the University of Rochester. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.58	June 23, 2020, Specialized Services Agreement with Utah State University. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.59	July 1, 2020, Material Transfer and Research Agreement with the Japanese National Institute of Infectious Diseases and Shionogi & Co., Ltd. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.60	July 6, 2020, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.61	August 6, 2020, Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.62	November 10, 2020 employment agreement with Thomas K. Equels. (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2020).

10.63	December 22, 2020 Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen (incorporated by reference to exhibit 10.75 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.64	January 11, 2021 Sponsor Agreement with Centre for Human Drug Research. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.76 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.65	November 29, 2020, Material Transfer and Research Agreement with Leyden Laboratories, B.V. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.77 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.66	December 30, 2020 Amendment to Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.78 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.67	December 23, 2020 Amendment to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen (incorporated by reference to exhibit 10.79 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.68	March 24, 2021 employment agreement with Peter Rodino (incorporated by reference to exhibit 10.80 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.69	March 24, 2021 employment agreement with Ellen Lintal (incorporated by reference to exhibit 10.81 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.70	April 1, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited. (incorporated by reference to exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.71	Material Transfer And Research Agreement with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente executed on April 5, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.4 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.72	Material Transfer and Research agreement with Roswell Park Comprehensive Cancer Center executed on April 14, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.73	April 19, 2021 Purchase and Sale Agreement with Phoenix Equipment Corporation, Branford Auctions, LLC and Perry Videx LLC (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.74	May 12, 2021 Amendment to the Renewed Sales, Marketing, Distribution and Supply Agreement with GP Pharm. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.75	May 21, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2021).

10.76

July 8, 2021 Reservation and Start-Up Agreement with hVIVO Services Limited (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 000-27072) for the period ended June 30, 2021 filed August 16, 2021)

10.77

September 27, 2021 Clinical Trial Agreement with hVIVO Services Limited (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2021)

10.78

March 1, 2022 Consulting Agreement with Foresite Advisors, LLC pursuant to which Robert Dickey IV will serve as the Company’s Chief Financial Officer (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))*

10.79	March 24, 2022 Consulting Agreement with Ellen Lintal (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10))

10.80	March 1, 2022 Amendment to Clinical Trial Agreement with hVIVO Services Ltd dated September 27, 2021.*

10.81	March 3, 2022 Agreement of Sale and Purchase with Acellories, Inc for sale of 783 Jersey Avenue, New Brunswick, NJ building. *

10.82	March 8, 2022 Change order to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen.*

16.1	January 16, 2021 Letter from MBAF (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed APRIL 27, 2020).

21.1	List of Subsidiaries*

23.1	Consent of BDO USA, LLP.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101	The following materials from AIM’ Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

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

March 31, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ Thomas K Equels	Chief Executive Officer & President,	March 31, 2022
Thomas K. Equels	Director of the Board

/s/ William Mitchell	Chairman of the Board	March 31, 2022
William Mitchell, M.D., Ph.D.	and Director

/s/ Stewart L Appelrouth	Director	March 31, 2022
Stewart L. Appelrouth

/s/ Ellen M Lintal E	Chief Financial Officer	March 31, 2022
Ellen M Lintal

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AIM ImmunoTech Inc.

Ocala, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AIM ImmunoTech Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Calculation of the fair value of redeemable warrants

As discussed in Note 16 to the consolidated financial statements, the Company has certain redeemable warrants issued in conjunction with offerings that contain a cash settlement feature upon the occurrence of a Fundamental Transaction. The Company calculates the fair value of the redeemable warrants at the end of each quarterly reporting period using a Monte Carlo Simulation, which includes subjective assumptions. Subsequent changes in the fair value of the redeemable warrants are recorded in the consolidated statement of comprehensive loss. As of December 31, 2021, the fair value of the redeemable warrants was approximately $35,000.

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

Miami, Florida

March 31, 2022

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2021 and 2020

(in thousands, except for share and per share amounts)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$32,093	$38,501
Marketable securities	16,175	501
Funds receivable from New Jersey net operating loss	1,641	1,090
Accounts receivable	—	34
Prepaid expenses and other current assets	304	184
Total current assets	50,213	40,310
Property and equipment, net	4,047	6,473
Right of use asset, net	149	179
Patent and trademark rights, net	1,974	1,498
Marketable securities, long term	—	15,376
Other assets	1,316	748
Total assets	$57,699	$64,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198	$383
Accrued expenses	438	442
Current portion of operating lease liability	37	47
Current portion of financing obligation	—	230
Total current liabilities	673	1,102
Long-term liabilities:
Operating lease liability	112	132
Financing obligation arising from sale leaseback transaction (Note 17)	—	1,876
Redeemable warrants	35	180
Commitments and contingencies (Notes 8, 10, 11, 13, and 17)

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, issued and outstanding 715 and 732, respectively	715	732
Common Stock, par value $0.001 per share, authorized 350,000,000 shares; issued and outstanding 47,994,672 and 42,154,371, respectively	48	42
Additional paid-in capital	417,217	402,541
Accumulated other comprehensive loss	—	(47)
Accumulated deficit	(361,101)	(341,974)
Total stockholders’ equity	56,879	61,294
Total liabilities and stockholders’ equity	$57,699	$64,584

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

	Years ended December 31,
	2021	2020
Revenues:
Clinical treatment programs - US	$135	$144
Clinical treatment programs - Europe	—	19
Total Revenues	135	163
Costs and Expenses:
Production costs	850	806
Research and development	7,672	5,720
General and administrative	8,672	8,654
Impairment of assets	1,779	135
Total Costs and Expenses	18,973	15,315
Operating loss	(18,838)	(15,152)
Gain (loss) on investments	(201)	219
Interest expense and other finance costs	(67)	(672)
Extinguishment of financing obligation and note payable	(2,701)	142
Gain on sale of fixed assets	216	—
Redeemable warrants valuation adjustment	145	(123)
Gain from sale of income tax operating losses	2,319	1,186

Net Loss	(19,127)	(14,400)

Other comprehensive loss
Reclassification adjustment for realized investment loss	376	—
Change in unrealized loss on marketable securities available for sale	(329)	(47)
Net comprehensive loss	$(19,080)	$(14,447)
Basic and diluted loss per share	$(0.40)	$(0.45)
Weighted average shares outstanding basic and diluted	47,339,975	31,842,799

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except share data)

					Accumulated
	Series B	Common	Common	Additional	other		Total
	Preferred	Stock	Stock .001	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2019 2018	778	10,386,754	$10	$340,228	$—	$(327,574)	$13,442
Shares issued for:
Common Stock issuance, net of costs	—	31,761,210	32	61,216	—	—	61,248
Warrant modification	—	—	—	46	—	—	46
Equity based compensation	—	—	—	1,036	—	—	1,036
Shares issued to pay accounts payable	—	6,407	—	15	—	—	15
Series B preferred shares converted to Common shares	(46)	—	—	—	—	—	(46)
Net comprehensive loss	—	—	—	—	(47)	(14,400)	(14,447)
Balance December 31, 2020	732	42,154,371	42	402,541	(47)	(341,974)	61,294
Shares issued for:
Common Stock issuance, net of costs	—	5,790,301	6	13,036	—	—	13,042
Equity-based compensation	—	—	—	1,568	—	—	1,568
Shares issued to pay accounts payable	—	50,000	—	55	—	—	55
Series B preferred shares converted to Common shares	(17)	—	—	17	—	—	—
Net comprehensive loss	—	—	—	—	47	(19,127)	(19,080)
Balance December 31, 2021	715	47,994,672	$48	$417,217	$—	$(361,101)	$56,879

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,127)	$(14,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	659	665
Redeemable warrants valuation adjustment	(145)	123
Abandonment of patents and trademarks	—	158
Gain on sale of fixed assets	(216)	—
Allowance for bad debt recovery	—	(30)
Warrant modification	—	46
Extinguishment of financing obligation and note payable	2,701	142
Amortization of patent, trademark rights	116	68
Changes in ROU assets	30	(27)
Inventory write-off	—	1,095
Impairment of plant property equipment and other assets	1,779	135
Gain from sale of income tax operating losses	(2,319)	(96)
Equity-based compensation	1,568	1,036
Realized gain (loss) on sale of marketable securities	47	—
Amortization of finance and debt issuance costs	47	112
Change in assets and liabilities:
Accounts receivable	34	40
Funds receivable from New Jersey operating loss sales	(551)	(314)
Prepaid expenses and other current assets and other non current assets	1,631	671
Lease liability	(30)	27
Accounts payable	(185)	(89)
Accrued interest expense	—	231
Accrued expenses	(4)	39
Net cash used in operating activities	(13,965)	(10,368)
Cash flows from investing activities:
Proceeds from sale of marketable securities	22,292	10,044
Purchase of marketable securities	(22,535)	(18,613)
Purchase of property and equipment	(41)	(22)
Proceeds from sales of property and equipment	245	—
Purchase of patent and trademark rights	(592)	(573)
Net cash used in investing activities	(631)	(9,164)
Cash flows from financing activities:
Financing obligation payments	(122)	(355)
Payoff of note payable	(4,732)	(4,330)
Proceeds from sale of stock, net of issuance costs	13,042	61,248
Net cash provided by financing activities	8,188	56,563
Net (decrease) increase in cash and cash equivalents	(6,408)	37,031
Cash and cash equivalents at beginning of period	38,501	1,470
Cash and cash equivalents at end of period	$32,093	$38,501
Supplemental disclosures of non-cash investing and financing cash flow information:
Stock issued to settle accounts payable	$55	$15
Conversion of Series B preferred	$17	46
Operating Lease - Right of Use Assets	$18	$66

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

AIM currently is proceeding primarily in three areas:

●	Ampligen plus Standard of Care (“SOC”) to treat pancreatic cancer patients, and in other cancers, as a potential therapeutic that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to check point inhibitors and with SOC.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, mutations thereof or new viruses.
●	Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and what we refer to as Post-COVID-19 Cognitive Impairment.

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

Alferon N Injection is approved in Argentina for a category of sexually transmitted disease infections and patients that are not responsive or are intolerant to recombinant interferon. Alferon N Injection is the only natural-source, multi-species alpha interferon currently approved for sale in the United States for the intralesional treatment of refractory (i.e., resistant to other treatment) or recurring external condylomata acuminata/genital warts in patients 18 years of age or older. Certain types of human papilloma viruses cause genital warts. AIM also has approval from ANMAT for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon in Argentina.

The Company recently announced the sale of its 30,000 sq. ft. facility at 783 Jersey Ave, New Brunswick, N.J., where it conducts testing and has produced limited quantities of active pharmaceutical ingredients (“API”) for its products. While the Company believes it has sufficient API to meet its current needs, it is also continually exploring new opportunities to maximize its ability to fulfill future needs. AIM’s current and active production plan is to shift to the utilization of Contract Manufacturing Organizations (“CMO”), while maintaining on-site teams for Quality Control (QC), Quality Assurance (QA), Research & Development (R&D), bench and small-batch manufacturing. (See Note 2c Property and Equipment, net)

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash and Cash Equivalents consist of cash and money market accounts and total $32,093,000 and $38,501,000 at December 31, 2021 and 2020, respectively.

(b) Marketable Securities

Marketable securities consist of mutual funds and debt securities. The Company’s securities are stated at fair value. The Company records changes in fair value of mutual funds in results of operations and the changes in fair value of debt securities in other comprehensive income, gains and losses are determined by the specific identification method.

(c) Property and Equipment, net

	(in thousands) December 31,
	2021	2020
Land, buildings and improvements	$3,900	$10,547
Furniture, fixtures, and equipment	2,353	5,136
Total property and equipment	6,253	15,683
Less: accumulated depreciation and amortization	(2,206)	(9,210)
Property and equipment, net	$4,047	$6,473

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years. Depreciation expense for the years ending December 31, 2021 and December 31, 2020 was $659,000 and $665,000, respectively.

During the fourth quarter of 2021, the Company made a strategic shift on in-house manufacturing. In accordance with its accounting policy discussed in item (l) within this footnote, the Company recorded an impairment of the facility in the amount of $1,779,000 for the year ending December 31, 2021. (See Note 16 Fair Value and Note 18 Subsequent Events).

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

(e) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure (“GAAP”) of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates, and those differences may be material. Accounts requiring the use of significant estimates include determination of other-than-temporary impairment on securities, valuation of deferred taxes, patent and trademark valuations, stock-based compensation calculations, building valuation, fair value of warrants, and contingency accruals.

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

Management is actively monitoring the global situation on its financial condition, liquidity, operations, scientific collaborations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2022.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity for the fiscal year 2022.

Coronavirus Aid, Relief and Economic Security Act

On March 27, 2020, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act includes various income and payroll tax provisions. The Company has analyzed the tax provisions of the CARES Act and determined they have no significant financial impact to the consolidated financial statements. The Company has no intention of taking advantage of other benefits.

(f) Revenue

The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (“Topic 606”), Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied

Revenue from the sale of Ampligen under cost recovery clinical treatment protocols approved by the FDA is recognized when the product is shipped. The Company has no other obligation associated with its products once shipment has been accepted by the customer.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12, which the Company adopted during the first quarter of 2021, did not have a material effect on the Company’s consolidated financial statements.

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

(j) Accounts Receivable

Concentration of credit risk, with respect to accounts receivable, is limited due to the Company’s credit evaluation process. The Company does not require collateral on its receivables. The Company’s receivables were zero and $34,000, as of December 31, 2021, and 2020, respectively.

(k) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Equivalent Common shares, consisting of 2,150,163 and 548,374 of stock options and warrants, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2021 and 2020, respectively, since their effect is antidilutive due to the net loss of the Company.

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

(3) Marketable Securities

Marketable securities consist of mutual funds and debt securities. At December 31, 2021 and 2020, it was determined that none of the marketable securities had an other-than-temporary impairment. At December 31, 2021 and December 31, 2020, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 16: Fair Value). As of December 31, 2021, and December 31, 2020, the Company held $16,175,000 and $15,877,000 in mutual funds and debt and equity securities, respectively.

Mutual Funds classified as available for sale consisted of:

	December 31, 2021
	(in thousands)
Securities	Fair Value	Short-Term Investments
Mutual Funds	$16,175	$16,175
Totals	$16,175	$16,175

Securities	December 31, 2021 (in thousands)
Net losses recognized during the period on equity securities	$(88)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(88)

Debt Securities classified as available for sale consisted of:

December 31, 2020

(in thousands)

Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Marketable Securities
U.S. Treasury notes	$5,746	$—	$(47)	$5,699	$5,699
U.S. Government mortgage backed securities	4,890	—	(52)	4,838	4,838
Corporate bonds	5,288	52	—	5,340	5,340
Totals	$15,924	$52	$(99)	$15,877	$15,877

December 31, 2020
(in thousands)

	Less than 12 Months		12 Months or More		Total
Securities	Fair Value	Gross Unrealized Gains (Losses)	Fair Value	Gross Unrealized Gains (Losses)	Fair Value	Gross Unrealized Gains (Losses)
U.S. Treasury notes	$501	$—	$5,245	$(47)	$5,699	$(47)
U.S. Government mortgage backed securities	—	—	4,890	(52)	4,838	(52)
Corporate bonds	—	—	5,288	52	5,340	52
Totals	$501	$—	$15,423	$(47)	$15,877	$(47)

Gross realized gain recognized during 2021 was $11,000 and gross realized (loss) of $1,000 during 2020.

(4) Patents, Trademark Rights,

December 31, 2019	$1,151
Acquisitions	573
Abandonments	(158)
Amortization	(68)
December 31, 2020	$1,498
Acquisitions	592
Amortization	(116)
December 31, 2021	$1,974

Patents and trademarks are stated at cost and are amortized using the straight-line method of the estimated useful life of 17 years. During the years ended December 31, 2020, the Company decided not to pursue certain patents in various countries for strategic reasons and recorded abandonment charges which are included in research and development.

Amortization of patents and trademarks for each of the next five years is as follows:

Year Ending December 31,
2022	$75
2023	149
2024	174
2025	195
2026	231
Thereafter	1,150
Total	$1,974

(5) Accrued Expenses

Accrued expenses at December 31, 2021 and 2020 consist of the following:

	(in thousands) December 31,
	2021	2020
Compensation	$1	$2
Professional fees	169	124
Clinical trial expenses	61	—
Other expenses	207	316
	$438	$442

(6) Stockholders’ Equity

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of December 31, 2021, and December 31, 2020, the Company had 715 and 732 shares of Series B Convertible Preferred Stock outstanding, respectively. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividend actually paid on shares of Common Stock when as and if such dividends are paid on shares of the Common Stock. Each such Preferred Share is convertible into 114 shares of common stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock was fully converted. The Series B Convertible Preferred Stock shall no voting Rights.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the twelve months ending December 31, 2021, 17 shares of Series B Convertible Preferred Stock were converted into common stock.

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

During the twelve months ended December 31, 2021, the Company issued a total of 132,238 shares of its common stock at prices ranging from $1.16 to $2.35 for a total of $205,000.

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the year ending December 31, 2020, 1,870,000 of the Pre-funded Warrants were exercised and 8,873,960 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification. As of December 31, 2021, there are 15,000 Warrants outstanding.

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim Group LLC (“Maxim”), pursuant to which it could sell, from time to time, shares of its Common Stock through Maxim, as agent (the “Offering”). The 2019 EDA replaced a prior EDA with Maxim. For the year ended December 31, 2020, the Company sold 20,444,807 shares under the 2019 EDA for total gross proceeds of $53,936,615, which includes a 3.5% fee to Maxim of $1,888,727. During the period ended December 31, 2021, the Company sold 5,665,731 shares under the 2019 EDA for total gross proceeds of $13,301,526, which includes a 3.5% fee to Maxim of $465,533. The 2019 EDA was terminated in early February 2021.

The 2018 Equity Incentive Plan, effective September 12, 2018, authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of Common Stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. On October 17, 2018, the Board of Directors issued 26,324 options to the officers and directors at the exercise price of $9.68 expiring in 10 years, and on November 14, 2018, the Board of Directors issued 23 options to each employee, officer and director at the exercise price of $9.68 expiring in ten years. On January 28, 2019, 27,570 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year. In August 2020, 400,000 options were issued to each of these officers with an exercise price range of $2.77 to $3.07 for a period of ten years with a vesting period of one year. During fourth quarter of 2021, 613,512 options were issued to employees with an exercise price range of $1.11 to $1.71 for a period of ten years with a vesting period of one year. During December 2020, 675,000 options were issued to employees with an exercise price range of $1.85 to $1.96 for a period of ten years with a vesting period of one year.

As of December 31, 2021, and 2020, there were 47,994,672 and 42,154,371 shares outstanding, respectively.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the options and equity warrants was estimated based on historical option and equity warrant holders’ behavior and represents the period of time that options and equity warrants are expected to be outstanding. The fair values of the options granted were estimated based on the following weighted average assumptions:

Year Ended December 31,
	2021	2020
Risk-free interest rate	0.66% - 1.23%	0.3% - 0.46%
Expected dividend yield	—	—
Expected life	5 years	5 years
Expected volatility	108.08% - 108.46%	115.24% - 116.79%
Weighted average grant date fair value for options issued	$1.61 per option for 613,512 options	$2.28 per option for 1,025,000 options

The exercise price of all stock options and equity warrants granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant.

Information regarding the options approved by the Board of Directors under Equity Plan of 2009 is summarized below. The plan expired June 24, 2019:

	2021			2020
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	129,680	13.20 – 2,127.84	23.05	132,615	13.20 -2,127.84	31.65
Granted	—		—	—	—	—
Forfeited	(1,176)	16.76-1056.00	289.62	(2,935)	9.68 – 380.16	82.38
Exercised	—	—	—	—	—
Outstanding, end of year	128,504	13.20-2,127.84	25.58	129,680	13.20 - 2,127.84	23.05
Exercisable, end of year	126,393	13.20-2,127.84		98,138	13.20 – 2,127.84
Weighted average remaining contractual life (years)	5.9 years			5.6 years

Information regarding the options approved by the Board of Directors under the Equity Plan of 2018 is summarized below:

	2021			2020
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	1,086,549	1.85 - 9.68	2.75	61,806	9.68	9.68
Granted	613,512	1.11 – 1.71	1.67	1,025,000	1.85 – 3.07	2.33
Forfeited	(50,044)	1.85 – 8.50	1.86	(257)	9.68 – 16.72	2.75
Exercised	—	—	—	—	—	—
Outstanding, end of year	1,650,017	1.11 – 9.68	2.35	1,086,549	1.85 – 9.68	2.75
Exercisable, end of year	1,141,798	1.11 – 9.68	2.35	243,750	1.85 – 9.68	2.75
Weighted average remaining contractual life (years)	9.12 years			9.4 years
Available for future grants	344,322			28,268

Stock option activity during the years ended December 31, 2021 and 2020 is as follows:

Stock option activity for employees

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	127,747	$29.61	6.41	—
Granted	925,000	2.28	9.78	—
Forfeited	(2,483)	19.50	—	—
Expired	(569)	348.48	—	—
Outstanding December 31, 2020	1,049,695	$5.38	9.28	—
Granted	500,000	1.60	9.11	—
Forfeited	(50,897)	—
Expired	—	—	—	—
Outstanding December 31, 2021	1,498,798	$4.22	9.11	—
Vested and expected to vest at December 31, 2021	1,498,798	$4.22	9.11	—
Exercisable at December 31, 2021	1,086,298	$3.52	7.96	—

The weighted-average grant-date fair value of employee options granted during the year 2021 was $801,000 for 500,000 options at $1.60 per option and during year 2020 was $2,110,250 for 925,000 options at $2.28 per option.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2019	30,100	$23.79	7.48	—
Granted	925,000	2.28	9.78	—
Vested	(226,254)	3.93	7.53	—
Forfeited	—	—	—	—
Unvested December 31, 2020	728,846	$3.71	9.61	—
Granted	449,102	1.60	9.11	—
Vested	(765,448)	2.24	8.36	—
Forfeited	—	—	—	—
Unvested December 31, 2021	412,500	$4.15	5.85	—

Stock option activity for non-employees during the year:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2019	66,675	$12.80	5.59	—
Granted	100,000	2.77	—	—
Exercised	—	—	—	—
Forfeited	(142)	104.29	—	—
Outstanding December 31, 2020	166,533	$11.03	6.88	—
Granted	113,512	1.64	9.92	—
Exercised	—	—	—	—
Forfeited	(322)	965.93	—	—
Outstanding December 31, 2021	279,723	$6.12	7.93	—
Vested and expected to vest at December 31, 2021	279,723	$6.12	7.93	—
Exercisable at December 31, 2021	181,892	$7.11	7.53	—

The weighted-average grant-date fair value of non-employee options granted during year 2021 was $181,161 for 109,154 options at $1.66 per option and during the year 2019 was $277,000 for 1000,000 options at $2.77 per option.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2019	25,566	$12.80	5.59	—
Granted	100,000	2.77	9.58	—
Vested	(59,364)	5.95	—	—
Forfeited	—	—	—	—
Unvested December 31, 2020	66,202	$7.24	6.13	—
Granted	113,512	1.64	9.92	—
Vested	(81,883)	3.48	—	—
Forfeited	—	—	—	—
Unvested December 31, 2021	97,831	$3.89	7.82	—

Stock-based compensation expense was approximately $1,568,000 and $1,036,000 for the years ended December 31, 2021, and 2020 resulting in an increase in general and administrative expenses and loss per share of $0.03 and $0.03, respectively.

As of December 31, 2021, and 2020, there was $779,000 and $1,599,000, respectively, of unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plans. Stock-based compensation related to options granted under the Equity Incentive Plans will be recorded over the vesting period which is typically one year or upon reaching agreed upon Company and/or individual performance milestones being met which is indefinite.

(ii) Stock Warrants

Stock warrants are issued as needed by the Board of Directors and have no formal plan.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the warrant. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the warrants was estimated based on historical option holder’s behavior and represents the period of time that options are expected to be outstanding. There were 16,907,471 granted in 2019 at $0.99 - $8.80 per warrant. No warrants were granted in 2021 or 2020.

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	2021			2020
	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price
Outstanding, beginning of year	375,100	$0.99 – 469.92	$116.38	10,201,761	$0.99 – 469.92	$1.54
Granted	—	—	—	—	—	—
Expired	(79,593)	17.16 – 84.48	20.85	—	—	—
Exercised	(568)	8.80	8.80	(9,826,661)	0.90-8.80	0.97
Outstanding, end of year	294,939	$0.99-469.92	$15.19	375,100	$0.99 – 469.92	$116.38
Exercisable	294,939	$0.99-469.92	$15.19	375,100	$0.99 – 469.92	$116.38
Weighted average remaining contractual life	4.75 years			5.75 years
Years exercisable	2022-2025			2021-2024

Stock warrants are issued at the discretion of the Board. In 2021 and 2020 there were no warrants issued and 568 warrants were exercised in 2021 and 9,826,661 were exercised in 2020.

(7) Segment and Related Information

The Company operates in one segment, which performs research and development activities related to Ampligen and other drugs under development. The Company’s revenues for the two-year period ended December 31, 2021, were earned in the United States and overseas. All assets are maintained in the United States of America.

(8) Research, Consulting and Supply Agreements

In 2016, the Company entered into a five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. The agreement was automatically extended for a period of 12 months on May 20, 2021, and will automatically extend for an additional period of 12 months on May 20, 2022.

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

In August 2020, we contracted Amarex Clinical Research LLC (“Amarex”) to act as our Clinical Research Organization and provide regulatory support with regard to a possible clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery, and for the development of Ampligen as a therapy for pancreatic cancer. For the year ended December 31, 2021, and for the year ended December 31, 2020 the Company has incurred an expense and paid Amarex approximately $437,000 and $205,000, respectively.

In December 2020, AIM added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance the Company’s capacity to produce the drug Ampligen. This addition amplifies AIM’s manufacturing capability by providing redundancy and cost savings. The contracts augment AIM’s existing fill and finish capacity. As agreed to in the Master Services Agreement, the terms of each of AIM’s projects with Pii will be negotiated separately and defined in individual Service Contracts. As of December 31, 2021, the Company has incurred an expense and paid Pii approximately $249,000.

In January 2021, the Company entered into a Sponsor Agreement with the Centre for Human Drug Research (“CHDR”) for a Phase 1 clinical study to assess the safety, tolerability, and biological activity of Ampligen as a potential intranasal therapy. As of December 31, 2021, the Company has incurred an expense and paid CHDR approximately $1,010,000. The balance of the agreement is approximately $58,000.

In April 2021, the Company approved a proposal from Polysciences Inc. (“Polysciences”) for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. We are working with Polysciences to negotiate and finalize both a Service Agreement and a Quality Agreement. For the year ended December 31, 2021 the Company has incurred an expense and paid Polysciences approximately $250,000.

In July 2021, the Company executed a Reservation and Start-Up Agreement (the “Agreement”) with hVIVO Services Limited (“hVIVO”), and subsequently signed a clinical trial agreement (“CTA”) in September. As of December 3, 2021, the Company has incurred an expense and paid hVIVO approximately $2,340,000 for services incurred in 2021. In March 2022, the Company announced that it had officially withdrawn its application from the Medicines and Healthcare Regulatory Agency and terminated its agreement with hVIVO and incurred a cancelation fee of $61,000 to be paid in the first quarter 2022.

(9) 401(k) Plan

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

Each participant immediately vests in his or her deferred salary contributions, while Company contributions will vest over one year. A 6% Company matching contribution was reinstated effective January 1, 2021. For the period ending December 31, 2021 the Company made $139,000 in contributions and for the period ending December 31, 2020 zero contributions were made

(10) Employment Agreements

The Company had contractual agreements with Named Executive Officers, (“NEO”) in 2021, and 2020. The aggregate annual base compensation for these NEO under their respective contractual agreements for 2021, and 2020 was $ 1,625,000, and $850,000, respectively. In addition, certain of these Officers were entitled to receive performance bonuses of up to 25% or 20% of their respective annual base salary, at the sole discretion of the Compensation Committee of the Board of Directors. In 2021 and 2020, Officers’ bonuses were $550,000 and $913,500 respectively.

In 2021, equity was granted as a form of compensation to these Officers.

a.	The Company granted 300,000 ten-year options to purchase common stock with exercise prices of $1.71 per share to vest in a year to Thomas K. Equels, Chief Executive Officer.

b.	The Company granted 100,000 ten-year options to purchase common stock with exercise prices of $1.44 per share which vest in one year to Peter Rodino, Chief Operating Officer and General Counsel.

c.	The Company granted 100,000 ten-year options to purchase common stock with exercise prices of $1.44 per share which vest in one year to Ellen Lintal, Chief Financial Officer.

The Company recorded stock compensation expense of approximately $105,000 during the year ended December 31, 2021. with regard to these issuances.

In 2020, equity was granted as a form of compensation to these Officers.

d.	The Company granted 300,000 ten-year options to purchase common stock with exercise prices of $3.05 per share to vest in a year to Thomas K. Equels, Chief Executive Officer.

e.	The Company granted 300,000 ten-year options to purchase common stock with exercise prices of $1.96 per share to vest in a year to Thomas K. Equels, Chief Executive Officer.

f.	The Company granted 75,000 ten-year options to purchase common stock with exercise prices of $1.85 per share which vest in one year to Peter Rodino, Chief Operating Officer and General Counsel.

g.	The Company granted 75,000 ten-year options to purchase common stock with exercise prices of $1.85 per share which vest in one year to Ellen Lintal, Chief Financial Officer.

The Company recorded stock compensation expense of approximately $374,000 during the years ended December 31, 2020 with regard to these issuances.

(11) Leases

The Company leases office and storage space, and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years. At contract inception, the Company reviews the facts and circumstances of the arrangement to determine if the contract is or contains a lease. The Company follows the guidance in Topic 842 “Leases” to evaluate whether the contract has an identified asset; if the Company has the right to obtain substantially all economic benefits from the asset; and if the Company has the right to direct the use of the underlying asset. When determining if a contract has an identified asset, the Company considers both explicit and implicit assets, and whether the supplier has the right to substitute the asset. When determining if the Company has the right to direct the use of an underlying asset, the Company considers if it has the right to direct how and for what purpose the asset is used throughout the period of use and if it controls the decision-making rights over the asset.

The Company’s lease terms may include options to extend or terminate the lease. The Company exercises judgment to determine the term of those leases when extension or termination options are present and include such options in the calculation of the lease term when it is reasonably certain that it will exercise those options.

The Company has elected to include both lease and non-lease components in the determination of lease payments. Payments made to a lessor for items such as taxes, insurance, common area maintenance, or other costs commonly referred to as executory costs, are also included in lease payments if they are fixed. The fixed portion of these payments are included in the calculation of the lease liability, while any variable portion would be recognized as variable lease expenses, when incurred. Variable payments made to third parties for these, or similar costs, such as utilities, are not included in the calculation of lease payments.

At lease commencement, lease-related assets and liabilities are measured at the present value of future lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company exercises judgment in determining the incremental borrowing rate based on the information available when the lease commences to measure the present value of future payments.

Operating leases are included in other assets, current operating lease obligations, and operating lease obligations (less current portion) on the Company’s consolidated balance sheet. Short term leases with an initial term of 12 months or less are not presented on the balance sheet with expense recognized as incurred.

The Company entered into a Lease Agreement for a term of five years commencing on September 14, 2020 pursuant to which the Company agreed to lease two Sharp copiers. The base of $1,415 per month.

On June 13, 2018, the Company entered into a Lease Agreement for a term of six years commencing on July 1, 2018 pursuant to which the Company agreed to lease approximately 3,000 rentable square feet. The base rent increases by 3% each year, and ranges from $2,100 per month for the first year to $2,785 per month for the sixth year.

On May 1, 2019, the Company entered into a Lease Agreement for a term of three years commencing on May 1, 2019, pursuant to which the Company agreed to lease approximately 3,000 rentable square feet. The base rent is $1,500 per month for the term of the lease. On October 4, 2021, the Company executed a request to renew the lease for a one-year term as defined in the Lease Agreement.

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 4 months and 4 years. As of December 31, 2021, and 2020, the weighted-average remaining term is 2.72 and 1.92 years, respectively.

The Company has determined that the incremental borrowing rate is 10% as of December 31, 2021, and 2020, respectively, based upon the recently completed financing transaction in December 2019.

Year Ending December 31,
2022	$60
2023	53
2024	34
2025	16
Thereafter	—
Less imputed interest	(14)
Total	$149

As of December 31, 2021, and 2020, the balance of the right of use assets was $149,000 and $179,000, respectively, and the corresponding lease liability balance was $149,000 and $179,000, respectively. The total rent expense for the years ended December 31, 2021, and 2020 amounted to approximately $67,000 and $53,000, respectively. Total rent expense for short term leases for the years ended December 31, 2021, and 2020 amounted to approximately $12,000 and 11,000, respectively.

(12) Income Taxes (FASB ASC 740 Income Taxes)

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

As of December 31, 2021, the Company has approximately $237.6M of Federal net operating loss carryforwards (expiring in the years 2022 through 2038), the use of which has been limited by IRC Section 382 and $56.4M of Federal net operating loss with no expiration date available to offset future federal taxable income. The Company has approximately $22.7M of New Jersey state net operating loss carryforwards (expiring in 2041). The Company has approximately $41.9M of Florida state net operating loss carryforwards with no expiration date to offset future Florida taxable income. The Company has approximately $2.8M of Belgium net operating loss carryforwards with no expiration date to offset future taxable income. In December 2021, the Company effectively sold $19,600,000 of its New Jersey state net operating loss carryforward for the year 2020 for approximately $1,641,000. In December 2020, the Company effectively sold $10,000,000 of its New Jersey state net operating loss carryforward for the year 2019 for approximately $1,090,000.

The utilization of certain state net operating loss carryforwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carryforward is limited following a greater than 50% change in ownership. As noted above, due to the Company’s prior and current equity transactions, some of the Company’s net operating loss carryforwards are subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. With the exception of net operating losses generated in New Jersey which can be surrendered for 80% of their value, due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the remainder of our deferred tax assets are fully offset by a valuation allowance at December 31, 2021 and 2020.

The components of the net deferred tax assets and liabilities as of December 31, 2021 and 2020 consist of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2021	2020
Net operating losses	$15,988	$9,742
Research and Development costs	7,077
Amortization & depreciation	1,108	150
R&D credits	82	—
Other	54	—
Stock compensation	708	271
Total deferred tax assets	25,016	10,163

Deferred tax liabilities:
Research and development costs	—	(94)
Deferred tax assets, net	25,016	10,069
Less: Valuation allowance	(23,711)	(9,437)
Deferred tax assets, net	1,305	632

Deferred tax assets are included within other assets in the accompanying Consolidated Balance Sheets. The benefits of deferred tax assets are included within the gain from sale of income tax operating losses in the accompanying Consolidated Statements of Comprehensive Loss. The Company’s deferred tax asset estimates the projected sale of 2021 and 2020 New Jersey state operating losses to be sold in the subsequent year, respectively.

Rate Reconciliation

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

Pre Tax Book Loss	$(19,127)

Federal Rate	(4,017)	21.00%
State Taxes	(105)	0.60%
RTP	54	-0.28%
Valuation Allowance	4,068	-21.32%

Total	—	0.00%

(13) Note Payable

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

During the quarter ending June 30, 2020, the Holder made redemptions of $650,000 reducing the principal to $1,985,000. On May 29, 2020, the Company paid off the outstanding CV note consisting of principal of $1,985,000, and accrued interest payable of $220,000. The net payment of $1,795,000, less the write off of the origination discount of $369,000 and issuance costs of $6,000, resulted in a gain on extinguishment of $66,000. Interest expense associated with the CV Note was approximately $116,000, for the year ended December 31, 2020.

On December 5, 2019, the Company issued a secured Promissory Note (the “AS Note”) to Atlas Sciences L.P. (“AS”). The AS Note has an original principal amount of $2,175,000, bears interest at a rate of 10% per annum and will mature in 24 months, unless earlier paid in accordance with its term. On June 19, 2020, the Company paid off the outstanding AS note which consisted of original principal of $2,175,000, and accrued interest payable of $122,000 less origination discount of $376,000 and issuance costs of $7,000, with a net note payable of $1,838,000, including a gain on extinguishment of $76,000. Interest expense associated with AS Note for the period ending December 31, 2020 was approximately $106,000.

(14) Certain Relationships and Related Transactions

The Company has an employment agreement with its NEOs and has granted its NEOs and directors options to purchase its common stock. Please see details of these Employment Agreements in Note 10 - Employment Agreements.

As set forth in Section 5 of Mr. Equels employment agreement, Mr. Equels is entitled to reimbursement for the premiums for a $3,000,000 life insurance policy. As of December 31, 2021, Mr. Equels was due $19,420 for 2022 premiums.

(15) Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, such amounts in non-interest-bearing accounts may be in excess of Federal Deposit Insurance Corporation insurance limits. There were no credit-based sales for 2021 and 2020.

There are a limited number of suppliers in the United States and abroad available to provide the raw and packaging materials/reagents for use in manufacturing Ampligen and Alferon N Injection. At present, we do not have any agreements with third parties for the supply of any of these materials or we are relying on a limited source of reagent suppliers necessary for the manufacture of Alferon N Injection. Jubilant HollisterStier LLC has manufactured batches of Ampligen for us pursuant to purchase orders. We anticipate that additional orders will be placed upon approved quotes and purchase orders provided by us to Jubilant. On December 22, 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce the drug Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our existing fill and finish capacity. If we are unable to place adequate acceptable purchase orders with Jubilant or Pii in the future at acceptable prices upon acceptable terms, we will need to find another manufacturer. The costs and availability of products and materials we would need for the production of Ampligen are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

Currently, the Alferon N Injection manufacturing process is on hold and there is no definitive timetable to restart production. If we are unable to acquire FDA approvals related to the manufacturing process and/or final product of new Alferon N Injection inventory or contract with a CMO, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

(16) Fair Value

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

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	December 31,	December 31,
	2021	2020
Underlying price per share	$0.92	$1.79
Exercise price per share	$30.25-$33.00	$30.25-$33.00
Risk-free interest rate	0.22%-0.23%	0.126%
Expected holding period	0.58-0.60	1.58-1.60
Expected volatility	45%	160%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	December 31,	December 31,
	2021	2020
Underlying price per share	$0.92	$1.79
Exercise price per share	$27.50	$27.50
Risk-free interest rate	0.15%	0.11%
Expected holding period	0.42	1.42
Expected volatility	50%	175%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the August 2017 Warrants:

	December 31,	December 31,
	2021	2020
Underlying price per share	$0.92	$1.79
Exercise price per share	$19.80	$19.80
Risk-free interest rate	0.06%	0.11%
Expected holding period	0.18	1.18
Expected volatility	65%	165%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	December 31,	December 31,
	2021	2020
Underlying price per share	$0.92	$1.79
Exercise price per share	$17.16	$17.16
Risk-free interest rate	0.67%	0.16%
Expected holding period	1.81	2.81
Expected volatility	120%	130%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	December 31,	December 31,
	2021	2020
Underlying price per share	$0.92	$1.79
Exercise price per share	$8.80	$8.80
Risk-free interest rate	0.78%	0.19%
Expected holding period	2.19	3.19
Expected volatility	125%	125%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	Available capital for a potential buyer in a cash transaction continues to be limited.
5.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $35,000 and $180,000 at December 31, 2021 and 2020, respectively.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 2021, the Company has classified the warrants with cash settlement features and a convertible note payable as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants and the convertible note.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$16,175	$16,175	$—	$—
Liabilities:
Redeemable warrants	$35	—	—	$35

	(in thousands) As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,877	$15,877	$—	$—
Liabilities:
Redeemable warrant	$180	—	—	$180

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2020	$180
Fair value adjustments	(145)
Balance at December 31, 2021	$35

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Long lived assets held and used(a)	$3,900	$—	$—	$3,900	$1,800

(a)	In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of $5,700,000 were written down to their fair value of $3,900,000, resulting in an impairment charge of $1,800,000, which is included in earnings for the period.

(17) Financing Obligation Arising from Sale Leaseback Transaction

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years at $408,000 per year for two years through March 31, 2020. The lease payments will increase 2.5% per year for the next three years through March 31, 2023, and the lease payments will increase 3% for the remaining five years through March 31, 2028. As part of the sale of this building, warrants were provided to the buyer for the purchase of up to 73,314 shares of Company common stock for a period of five years at an exercise price of $17.05 per share, 125% of the closing price of the common stock on the NYSE American on the date of execution of the letter of intent for the purchase. The sale of the property includes an option to repurchase the property based on a contractual formula which does not permanently transfer all the risks and rewards of ownership to the buyer. Because the sale of the property includes the option to repurchase the property and includes the above attributes, the transaction was accounted for as a financing transaction whereby the Company recorded the cash received and a financing obligation. The warrants cannot be exercised to the extent that any exercise would result in the purchaser owning in excess of 4.99% of our issued and outstanding shares of common stock.

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

For the period ended December 31, 2021, the loss on extinguishment was $2,701,460. Interest expense relating to this financing agreement was $19,000 for the period ended December 31, 2021, and $61,000 for the period ended December 31, 2020.

(18) Subsequent Events

On January 21, 2022, the Company filed a universal shelf registration statement with the Securities and Exchange Commission registering Company securities of up to $100 million. The registration statement was declared effective on February 4, 2022.

On March 1, 2022, after review and approval by the Board of Directors, the Company entered into a consulting agreement with Foresite Advisors, LLC, a company wholly owned by Robert Dickey IV, pursuant to which Mr. Dickey will serve as the Company’s new Chief Financial Officer effective April 4, 2022. The initial term of the agreement is for one year. Pursuant to the consulting agreement, Mr. Dickey will be compensated at $375 per hour.

In determining whether to proceed with a Human Challenge Trial (“HCT”) with hVIVO Services Ltd at their quarantine facility in the U.K. to test Ampligen as a potential intranasal antiviral therapy using a human rhinovirus HRV (common cold virus) and influenza, the Medicines and Healthcare Regulatory Agency (“MHRA”), the agency that reviews the study protocol, issued Grounds for Non-Acceptance and requested additional data before moving forward. As the request would require the Company to first conduct an animal experiment that it believes would take approximately six months to complete, it determined that continuing with the HCT application process would not be a prudent use of Company resources, so terminated the agreement with hVIVO and officially notified the MHRA of its decision to withdraw the application. As the MHRA’s Grounds for Non-Acceptance had already been issued, the withdrawal was technically recognized as a rejection of the proposed study.

On March 3, 2022, the Company entered into an Agreement of Sale and Purchase with Acellories, Inc. as purchaser pursuant to which the Company will sell its property located at 783 Jersey Ave., New Brunswick, NJ. Pursuant to the agreement, the purchaser will purchase the property for $3.9 million. Among other things, the purchaser has a 45 day right of due diligence and has the right to terminate the agreement within that period. (see Note 2 Summary of Significant Accounting Policies).

On March 3, 2022, the Company’s Board of Directors, at the recommendation of the Compensation Committee, awarded options to purchase 50,000 shares of Company Common Stock to both of our independent directors, Mr. Appelrouth and Dr. Mitchell, and to certain other members of management, including Peter Rodino, our COO; Ellen Lintal, our CFO; and Robert Dickey IV, our incoming CFO. The options vest one year after issuance and have an exercise price of $0.70, the closing price of the Company’s Common Stock on the day prior to issuance. CEO Thomas K. Equels, at his recommendation, did not request or receive any such options under the March 3 decision.

