Form 10-Q
period 2022-03-31
AIM ImmunoTech Inc.
filed 2022-05-13
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

48,048,822 shares of common stock were outstanding, and 713 shares of series B preferred stock were outstanding as May 10, 2022.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$28,989	$32,093
Marketable securities	15,554	16,175
Funds receivable from New Jersey net operating loss	1,641	1,641
Prepaid expenses and other current assets	296	304
Assets held for sale	3,900	—
Total current assets	50,380	50,213
Property and equipment, net	137	4,047
Right of use asset, net	144	149
Patent and trademark rights, net	1,988	1,974
Other assets	1,506	1,316
Total assets	$54,155	$57,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$378	$198
Accrued expenses	328	438
Current portion of operating lease liability	60	37
Total current liabilities	766	673
Long-term liabilities:
Operating lease liability	84	112
Redeemable warrants	4	35
Commitments and contingencies (Notes 12, 13 and 14)

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 715 issued and outstanding	715	715
Common Stock, par value $0.001 per share, authorized 350,000,000 shares; 47,994,672 issued and outstanding	48	48
Additional paid-in capital	417,459	417,217
Accumulated deficit	(364,921)	(361,101)
Total stockholders’ equity	53,301	56,879
Total liabilities and stockholders’ equity	$54,155	$57,699

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2022	2021
Revenues:
Clinical treatment programs – US	$33	$28
Clinical treatment programs – Europe	—	—
Total Revenues	33	28
Costs and Expenses:
Production costs	77	237
Research and development	1,036	1,424
General and administrative	2,072	2,112
Total Costs and Expenses	3,185	3,773
Operating loss	(3,152)	(3,745)
(Loss) on investments	(934)	—
Interest and other income	45	72
Interest expense and other finance costs	—	(50)
Redeemable warrants valuation adjustment	31	(37)
Gain from sale of income tax operating losses	190	181

Net Loss	(3,820)	(3,579)

Other comprehensive loss
Reclassification adjustment for realized investment loss	—	2
Change in unrealized loss on marketable securities available for sale	—	(163)
Net comprehensive loss	$(3,820)	$(3,740)
Basic and diluted loss per share	$(0.08)	$(0.08)
Weighted average shares outstanding basic and diluted	47,994,672	45,726,855

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except share data)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2021	715	47,994,672	$48	$417,217	$—	$(361,101)	$56,879
Shares issued for:
Equity based compensation	—	—	—	242	—	—	242
Net comprehensive loss	—	—	—	—	—	(3,820)	(3,820)
Balance March 31, 2022	715	47,994,672	$48	$417,459	$—	$(364,921)	$53,301

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	732	42,154,371	$42	$402,541	$(47)	$(341,974)	$61,294
Shares issued for:
Common Stock issuance, net of costs	—	5,678,626	6	12,881	—	—	12,887
Equity-based compensation	—	—	—	526	—	—	526
Series B preferred shares converted to Common shares	(7)	—	—	7	—	—	—
Net comprehensive loss	—	—	—	—	(161)	(3,579)	(3,740)
Balance March 31, 2021	725	47,832,997	$48	$415,995	$(208)	$(345,553)	$70,967

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(in thousands)

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(3,820)	$(3,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	10	162
Redeemable warrants valuation adjustment	(31)	37
Amortization of patent, trademark rights	19	65
Changes in ROU assets	5	11
Loss on available for sale marketable securities	19	2
Gain from sale of income tax operating losses	(190)	(181)
Equity-based compensation	242	526
Unrealized loss on marketable securities	915	—
Amortization of finance and debt issuance costs	—	36
Change in assets and liabilities:
Prepaid expenses and other current assets and other non current assets	8	26
Lease liability	(5)	(11)
Accounts payable	180	(194)
Accrued expenses	(110)	55
Net cash used in operating activities	(2,758)	(3,045)
Cash flows from investing activities:
Proceeds from sale of marketable securities	407	2,039
Purchase of marketable securities	(720)	(1,151)
Purchase of patent and trademark rights	(33)	(365)
Net cash (used in) provided by investing activities	(346)	523
Cash flows from financing activities:
Financing obligation payments	—	(93)
Proceeds from sale of stock, net of issuance costs	—	12,887
Net cash provided by financing activities	—	12,794
Net (decrease) increase in cash and cash equivalents	(3,104)	10,272
Cash and cash equivalents at beginning of period	32,093	38,501
Cash and cash equivalents at end of period	$28,989	$48,773
Supplemental disclosures of non-cash investing and financing cash flow information:
Conversion of Series B preferred	$—	7

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM”, “the Company”,) are an immuno-pharma company headquartered in Ocala, Florida, and focused on the research and development of therapeutics to treat multiple types of cancers, viral diseases and immune-deficiency disorders. The Company has established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body, and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

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

The Company is currently proceeding primarily in four areas:

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

The Company is prioritizing activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. The Company intends that priority clinical work be conducted in FDA or EMA authorized trials which could support a potential future New Drug Application (“NDA”). However, AIM’s antiviral experimentation is designed to accumulate additional preliminary data supporting their hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, AIM will conduct antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues.

In May 2021, AIM exercised the option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 2018 sale and lease-back agreement. The Company thereafter sold certain equipment and machinery that they determined to be obsolete and no longer needed for current or future manufacturing. Then, on March 3, 2022, AIM entered into an Agreement of Sale and Purchase with Acellories, Inc. as purchaser pursuant to which the Company will sell the property for $3.9 million. The buyer has a mortgage contingency, with the clause expiring on June 1, 2022. Assuming that condition is met, we would anticipate closing on or before July 1, 2022.

Moving forward, AIM will require one or more Contract Manufacturing Organizations (“CMO”) to produce Ampligen API. While AIM believes they have sufficient Ampligen API to meet their current needs, they are also continually exploring new efficiencies so as to maximize their ability to fulfill future obligations. In this regard, in April 2021, AIM approved a proposal from Polysciences Inc. (“Polysciences”) for the manufacture of Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance their capacity to produce the polymer precursors to the drug Ampligen. The Company is utilizing Polysciences’s expertise to refine their approach to polymer production. Additionally, AIM continues to be open to the possibility of agreements with other CMOs, so as to create redundancy and to meet the potential need for larger quantities of API.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 2,453,782 and 1,672,825, are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2022, and 2021, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the three months ended March 31, 2022 there were 300,000 options granted and no options granted in the three months ended March 31, 2021.

Stock option for employees’ activity during the three months ended March 31, 2022, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2022	1,498,798	$4.22	9.11	$—
Granted	150,000	0.70	9.75	—
Forfeited	—	233.54	—	—
Expired	(739)	—	—	—
Outstanding March 31, 2022	1,648,059	$3.80	8.94	$—
Vested and expected to vest March 31, 2022	1,648,059	$3.80	8.94	$—
Exercisable March 31, 2022	1,216,894	$3.15	6.08	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2022	412,500	$4.15	5.85	$—
Granted	150,000	0.70	9.75	—
Expired	(739)	233.54	—	—
Vested	(130,596)	1.52	9.88	—
Unvested March 31, 2022	431,165	$2.69	7.32	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2022	279,723	$6.12	7.93	$—
Granted	150,000	0.70	9.75	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding March 31, 2022	429,723	$4.23	8.40	$—
Vested and expected to vest March 31, 2022	429,723	$4.23	8.40	$—
Exercisable March 31, 2022	222,770	$6.05	7.96	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2022	97,831	$3.89	7.82	$—
Granted	150,000	0.70	9.75	—
Expired	—	—	—	—
Vested	(40,878)	1.35	—	—
Unvested March 31, 2022	206,953	$3.66	7.60	$—

Stock-based compensation expense was approximately $242,000 and $526,000 for the three months ended March 31, 2022 and 2021, resulting in an increase in general and administrative expenses, respectively.

As March 31, 2022, and 2021, respectively, there was approximately $729,000 and $914,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Marketable Securities

Marketable securities consist of mutual funds. At March 31, 2022 and December 31, 2021, it was determined that none of the marketable securities had an other-than-temporary impairment. At March 31, 2022 and December 31, 2021, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 11: Fair Value). As of March 31, 2022, and December 31, 2021 the Company held $15,554,000 and $16,175,000 in mutual funds.

Mutual Funds classified as available for sale consisted of:

March 31, 2022

(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$15,554	$15,554
Totals	$15,554	$15,554

March 31, 2022

(in thousands)

Securities
Net losses recognized during the period on equity securities	$(934)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(19)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(915)

Mutual Funds classified as available for sale consisted of:

December 31, 2021

(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$16,175	$16,175
Totals	$16,175	$16,175

December 31, 2021

(in thousands)

Securities
Net losses recognized during the period on equity securities	$(88)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(88)

Note 5: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2022	December 31, 2021
Compensation	$14	$1
Professional fees	94	169
Clinical trial expenses	61	61
Other expenses	159	207
	$328	$438

Note 6: Property and Equipment, net

	(in thousands)
	March 31, 2022	December 31, 2021
Land, buildings and improvements	$—	$3,900
Furniture, fixtures, and equipment	2,353	2,353
Total property and equipment	2,353	6,253
Less: accumulated depreciation	(2,216)	(2,206)
Property and equipment, net	$137	$4,047

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years. Depreciation expense for the periods ending March 31, 2022 and March 31, 2021 was $10,000 and $162,000, respectively.

The Company made a strategic shift on in-house manufacturing and recorded an impairment of the facility in the amount of $1,800,000 during the year ended December 31, 2021. During the period ending March 31, 2022, the Company reported assets held for sale related to the pending sale of the manufacturing facility located at 783 Jersey Avenue, which is expected to close within 120 days of the effective date of the Agreement of Sale and Purchase effective March 3, 2022. (See Note 11 Fair Value).

Note 7: Patents

December 31, 2020	$1,498
Acquisitions	592
Amortization	(116)
December 31, 2021	$1,974
Acquisitions	33
Amortization	(19)
March 31, 2022	$1,988

Patents and trademarks are stated at cost and are amortized using the straight-line method of the estimated useful life of 17 years.

Amortization of patents and trademarks for each of the next five years and thereafter is as follows:

Year Ending December 31,
2022	$59
2023	153
2024	177
2025	199
2026	235
Thereafter	1,165
Total	$1,988

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of March 31, 2022, and December 31, 2021, the Company had 715 and 715 shares of Series B Convertible Preferred Stock outstanding, respectively. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividend actually paid on shares of Common Stock when as and if such dividends are paid on shares of the Common Stock. Each such Preferred Share is convertible into 114 shares of common stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock was fully converted. The Series B Convertible Preferred Stock shall no voting Rights.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the three months ending March 31, 2022, 0 shares of Series B Convertible Preferred Stock were converted into common stock.

(b) Common Stock

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares.

On July 7, 2020, the board of directors approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price. Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. When this plan expired, the board of directors approves subsequent similar $500,000 plans for all directors, officers and employees to buy Company shares from the Company at the market price. Subsequent plans were approved by the board of directors upon the expiration of prior plans. The latest plan was approved by the board of directors on March 2, 2022.

During the three months ended March 31, 2022, the Company issued a total of 0 shares of its common stock.

During the twelve months ended December 31, 2021, the Company issued a total of 132,238 shares of its common stock at prices ranging from $1.16 to $2.35 for a total of $205,000.

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. As of March 31, 2022, there are 15,000 Warrants outstanding.

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

The 2018 Equity Incentive Plan, effective September 12, 2018, authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of Common Stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. During first quarter of 2022, 300,000 options were issued to employees with an exercise price of $.70 for a period of ten years with a vesting period of one year. During fourth quarter of 2021, 613,512 options were issued to employees with an exercise price range of $1.11 to $1.71 for a period of ten years with a vesting period of one year. During December 2020, 675,000 options were issued to employees with an exercise price range of $1.85 to $1.96 for a period of ten years with a vesting period of one year.

As of both periods March 31, 2022, and December 31, 2021, there were 47,994,672 shares outstanding.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

During the first quarter of 2022 accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 11: Fair Value

Fair Value

The Company is required under U.S. GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheets.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Warrants”) related to the Company’s February 2017, June 2017, April 2018, and March 2019 common stock and warrant issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	March 31,	December 31,
	2022	2021
Underlying price per share	$1.06	$0.92
Exercise price per share	$30.25-$33.00	$30.25-$33.00
Risk-free interest rate	0.71%-0.74%	0.22%-0.23%
Expected holding period	0.34-0.35	0.58-0.60
Expected volatility	85%	45%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the June 2017 Warrants:

	March 31,	December 31,
	2022	2021
Underlying price per share	$1.06	$0.92
Exercise price per share	$27.50	$27.50
Risk-free interest rate	0.35%	0.15%
Expected holding period	0.17	0.42
Expected volatility	85%	50%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	March 31,	December 31,
	2022	2021
Underlying price per share	$1.06	$0.92
Exercise price per share	$17.16	$17.16
Risk-free interest rate	2.00%	0.67%
Expected holding period	1.57	1.81
Expected volatility	70%	120%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	March 31,	December 31,
	2022	2021
Underlying price per share	$1.06	$0.92
Exercise price per share	$8.80	$8.80
Risk-free interest rate	2.24%	0.78%
Expected holding period	1.94	2.19
Expected volatility	75%	125%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	Available capital for a potential buyer in a cash transaction continues to be limited.
5.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $4,000 and $35,000 at March 31, 2022 and December 31, 2021, respectively.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2022, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$15,554	$15,554	$—	$—
Liabilities:
Redeemable warrants	$4	—	$—	4

	(in thousands) As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$16,175	$16,175	$—	$—
Liabilities:
Redeemable warrant	$35	—	—	$35

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2021	$35
Fair value adjustments	(31)
Balance at March 31, 2022	$4

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Long lived assets held and used(a)	$3,900	$—	$—	$3,900	$1,800

(a)	In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of $5,700,000 were written down to their fair value of $3,900,000, resulting in an impairment charge of $1,800,000, which was included in earnings for the period ending December 31, 2021.

Note 12: Financing Obligation Arising from Sale Leaseback Transaction

On March 16, 2018, the Company sold land and a building for $4,080,000 and concurrently entered into an agreement to lease the property back for ten years at $408,000 per year for two years through March 31, 2020. The lease payments would increase 2.5% per year for the next three years through March 31, 2023, and the lease payments would increase 3% for the remaining five years through March 31, 2028. As part of the sale of this building, warrants were provided to the buyer for the purchase of up to 73,314 shares of Company common stock for a period of five years at an exercise price of $17.05 per share, 125% of the closing price of the common stock on the NYSE American on the date of execution of the letter of intent for the purchase. The sale of the property included an option to repurchase the property based on a contractual formula which does not permanently transfer all the risks and rewards of ownership to the buyer. Because the sale of the property included the option to repurchase the property and included the above attributes, the transaction was accounted for as a financing transaction whereby the Company recorded the cash received and a financing obligation. The warrants cannot be exercised to the extent that any exercise would result in the purchaser owning in excess of 4.99% of our issued and outstanding shares of common stock.

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

Interest expense relating to this financing agreement was $0 for the period ended March 31, 2022 and $14,000 for the period ended March 31, 2021.

Note 13: Leases

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

On May 1, 2019, the Company entered into a Lease Agreement for a term of three years commencing on May 1, 2019, pursuant to which the Company agreed to lease approximately 3,000 rentable square feet. The base rent is $2,500 per month for the term of the lease. On October 4, 2021, the Company executed a request to renew the lease for a one-year term as defined in the Lease Agreement. The request was accepted and the one-year term commenced on April 30, 2022.

On February 17, 2022, the Company entered into a Lease Agreement for a term of two years commencing on March 1, 2022, pursuant to which the Company agreed to lease a Canon copier. The base rent is $322 per month for the term of the lease.

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 13 months and 5 years. As of March 31, 2022, and December 31, 2021, the weighted-average remaining term is 3.7 and 2.72 years, respectively.

The Company has determined that the incremental borrowing rate is 10% as of March 31, 2022, and December 31, 2021, respectively, based upon the recently completed financing transaction in December 2019.

Future minimum payments as of March 31, 2022, are as follows:

Year Ending December 31,
2022	$49
2023	60
2024	35
2025	14
Less imputed interest	(14)
Total	$144

As of March 31, 2022, and December 31, 2021, the balance of the right of use assets was $144,000 and $149,000, respectively, and the corresponding lease liability balance was $144,000 and $149,000, respectively. The total rent expense for the period ended March 31, 2022, and December 31,2021 amounted to approximately $17,000 and $67,000, respectively. Total rent expense for short term leases for the period ended March 31, 2022 and December 31, 2021 amounted to approximately $3,000 and $12,000, respectively.

Note 14: Research, Consulting and Supply Agreements

In January 2021, the Company entered into a Sponsor Agreement with the Centre for Human Drug Research (“CHDR”) for a Phase 1 clinical study to assess the safety, tolerability, and biological activity of Ampligen as a potential intranasal therapy. The Company has paid CHDR approximately $1,010,000. The balance of the agreement is approximately $61,000, to be paid in the second quarter of 2022.

In April 2021, the Company approved a proposal from Polysciences Inc. (“Polysciences”) for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. The Company is working with Polysciences to negotiate and finalize both a Service Agreement and a Quality Agreement. For the year ended December 31, 2021 the Company has incurred an expense and paid Polysciences approximately $250,000. For the period ended March 31, 2022, the Company paid Polysciences $51,390.

In April 2022, AIM executed a work order with Amarex Clinical Research LLC, our contract research organization, pursuant to which Amarex will manage a Phase 2 clinical trial in advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that the study will cost approximately $8.2 million, which includes pass through costs of approximately $1.0 million and excludes certain third-party costs and escalations. AIM anticipates that the study will take approximately 4.6 years to complete.

Note 15: Subsequent Events

None.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, in this Report in Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 1. “Legal Proceedings”; and Part II, Item 1A. “Risk Factors”, as well as the following sections of our Annual Report on Form 10-K for the year ended December 31, 2021: Item 1. “Business”, Part I; Item 1A. “Risk Factors”, Part I; Item 3. “Legal Proceedings”, Part I and Part II; Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Multiple Ampligen clinical trials are underway, in various phases of development and activity, with a number of subjects enrolled at university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint blockade. One site of clinical trials is Roswell Park and the other is the University of Pittsburgh Medical Center. (See: “Research and Development; Immuno-oncology”). No assurance can be given as to the results of these underway trials. No assurance can be given as to whether some or all of the planned additional oncology clinical trials will occur and they are subject to many factors, including lack of regulatory approval(s), lack of study drug, or a change in priorities at the sponsoring universities or cancer centers. Even if these additional clinical trials are initiated, as we are not the sponsor, we cannot assure that these clinical studies or the studies underway will be successful or yield any useful data. In addition, initiation of planned clinical trials may not occur secondary to many factors including lack of regulatory approval(s) or lack of study drug. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding.

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

Immuno-Oncology.

We are focused on pancreatic cancer because testing results, to date, primarily conducted in the Netherlands, have been very promising. The Netherlands study generated statistically significant data indicating that Ampligen extended survival well beyond the Standard of Care (“SOC”). These data support the proposition that Ampligen, when administered to either patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy showed a statistically significant increase in survival rate. In October 2021, we and our Contract Research Organization, Amarex Clinical Research LLC (“Amarex”), submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. The FDA placed the study on Clinical Hold in November 2021 and provided valuable feedback on the study design. We submitted our response to the Clinical Hold in February 2022. In March 2022, we received notification from the FDA that the Clinical Hold was released and cleared, meaning that we are now able to proceed with the study. Assuming this trial and subsequent planned clinical trials confirm the existing data, our goal is to then submit an NDA for use of Ampligen in pancreatic cancer patients.

Ampligen has also demonstrated in the clinic the potential for standalone efficacy in a number of solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. In fact, in March 2022 we announced interim data from an investigator-initiated, Phase 2, single-arm, efficacy/safety trial to evaluate the effectiveness of combining intensive locoregional intraperitoneal (IP) chemoimmunotherapy of cisplatin with IP Ampligen (TLR-3 agonist) and IV infusion of the checkpoint inhibitor pembrolizumab for patients with recurrent platinum-sensitive ovarian cancer. We believe that data from the study, which is being conducted by the University of Pittsburgh Medical Center, demonstrated that when combining three drugs – Ampligen and pembrolizumab, which are both immune therapies, with cisplatin, a chemotherapy – evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function has been seen. Importantly, increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. These successes in the field of immuno-oncology have guided our efforts toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. The first of our patent applications in this space was granted by the Netherlands on March 15, 2021.

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

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received Institutional Review Board (“IRB”) approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of March 31, 2022, there are 11 patients enrolled in this open-label expanded access treatment protocol (including 2 post-COVID-19 patients). Early data from the ongoing AMP-511 Expanded Access Program has indicated that patients with Post-COVID conditions (such as fatigue and cognitive function deficiency) have reported improvements after receiving Ampligen.

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

The FDA has authorized an open-label expanded access treatment protocol (“AMP-511”) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021. At this time, we do not plan on passing this adjustment along to the patients in this program. As of March 31, 2022, there are 11 patients enrolled in this open-label expanded access treatment protocol (including 2 Post-COVID-19 patients). In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions; two of the 11 patients enrolled have post-COVID chronic-fatigue-like symptoms. Early data from the ongoing AMP-511 Expanded Access Program has indicated that patients with Post-COVID conditions (such as fatigue and cognitive function deficiency) have reported improvement after receiving Ampligen.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also is managing all Early Access Programs and Special Access Programs in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement was automatically extended for a period of 12 months on May 20, 2021 and will automatically extend for an additional period of 12 months on May 20, 2022.

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

●	Advanced Recurrent Ovarian Cancer

○	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study is planned to be conducted in the future. https://clinicaltrials.gov/ct2/show/NCT02432378

○	A follow-up Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. We recently announced interim data from the study, which demonstrated that evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function was seen when combining Ampligen, pembrolizumab and cisplatin. Increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. Interim results announced March 2022 detailed an observed clinical response rate of 61% includes two complete and three partial tumor responses, plus three patients with stable disease among the 13 evaluable patients. An important priority will be to confirm these findings through continuing to enroll patients onto this study https://clinicaltrials.gov/ct2/show/NCT03734692

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

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. https://www.clinicaltrials.gov/ct2/show/NCT03599453. The key findings announced April 2022 included:

○	The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME).

○	Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME).

○	In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced.

○	Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021.

○	An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint. https://clinicaltrials.gov/ct2/show/NCT03403634. The key findings announced April 2022 included:

○	The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046).

○	Saw increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios.

○	The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment.

○	Median OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months.

○	No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization; the objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy; the goal of this approach is to increase survival. This study is recruiting patients designed for up to 24 patients, Interim results announced in March 2022 detailed data gathered from evaluating paclitaxel’s impact on chemokine production in the human breast tumor microenvironment (TME) and the ability of a chemokine modulatory regimen (CKM) of Ampligen and Interferon-α to mitigate potentially undesirable aspects of taxane chemotherapy. Based on the results, we believe that the combination chemokine modulatory regimen including Ampligen has the potential to mitigate undesirable aspects of taxane chemotherapy. https://clinicaltrials.gov/ct2/show/NCT04081389

The below Ampligen clinical trials are in the planning stages:

●	Phase 2 Pancreatic Cancer Trial - In October 2021, AIM and Amarex submitted an IND application with the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. The FDA placed the study on Clinical Hold in November 2021 and provided valuable feedback on the study design. We submitted our response to the Clinical Hold in February 2022. In March 2022, we received notification from the FDA that the Clinical Hold was released and cleared, meaning that we are now able to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial.

●	Refractory Melanoma — Phase 2 study that will evaluate polarized dendritic cell vaccine, interferon alpha-2, Ampligen and celecoxib for the treatment of HLA-A2+ refractory melanoma at Roswell Park. Up to 24 patients to be enrolled (See: https://www.clinicaltrials.gov/show/NCT04093323).

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

In October 2021, we and Amarex submitted an IND application with the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. In December 2021, the FDA responded with a Clinical Hold on the proposed study. We submitted our response to the FDA in February 2022. In March 2022, we received notification from the FDA that the Clinical Hold was released and cleared, meaning that we are now able to proceed with the study. The AMP-270 clinical trial is planned to be a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen versus a no treatment control group following FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. We plan to enroll approximately 90 subjects across up to 30 centers in the U.S. and Europe. The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC) and Erasmus MC in The Netherlands are expected to be the primary study sites. In April 2022, we executed a work order with Amarex to manage the Phase 2 clinical trial. In March 2022, we announced the publication of positive data in a manuscript titled, “Rintatolimod (Ampligen®) enhances numbers of peripheral B cells and is associated with longer survival in patients with locally advanced and metastasized pancreatic cancer pre-treated with FOLFIRINOX: a single-center named patient program,” in Cancers Special Issue: Combination and Innovative Therapies for Pancreatic Cancer. In the single-center, named-patient program, patients with locally advanced pancreatic cancer (LAPC) or metastatic disease were treated with Ampligen for 6 weeks, at 2 doses per week with 400 mg per infusion. The study found that Ampligen improved the median survival of these patients. The study’s primary endpoints were the Systemic Immune-Inflammation Index (SIII), the Neutrophils to Lymphocyte Ratio (NLR), and absolute counts of 18 different populations of circulating immune cells as measured by flow cytometry. Secondary endpoints were progression-free survival (PFS) and overall survival (OS). The median overall survival in the Ampligen group was 19 months, compared to a historical control group and subgroup (7.5 and 12.5, respectively) that did not receive Ampligen.

Also in March 2022, we announced that study data evaluating the direct effects of Ampligen on human pancreatic ductal adenocarcinoma (PDAC) cells was accepted for presentation at the 15th Annual International Hepato-Pancreato-Biliary Association World Congress in New York, NY. For the study, three PDAC cell lines (CFPAC-1, MIAPaCa-2, and PANC-1) were treated with various concentrations of Ampligen and their corresponding vehicle control. The proliferation and migration effects were examined using in-vitro assays and the molecular effect was examined by targeted gene expression profiling. Additionally human PDAC samples were used to validate the expression of toll-like receptor 3 (TLR3) by immunohistochemistry. Results from the study demonstrated Ampligen decreased the proliferation and migration ability of CFPAC-1 cells. In addition, it decreased the proliferation of MIAPaCa-2 cells and the migration of PANC-1 cells. However, it did not have a dual effect in MIAPaCa-2 and PANC-1 cells. Interestingly, TLR3 was highly expressed in CFPAC-1 cells, low expressed in MIAPaCa-2 and not expressed in PANC-1. Gene expression analysis revealed the upregulation of interferon-related genes, chemokines, interleukins and cell cycle regulatory genes. The heterogeneity of TLR3 expression was confirmed in human PDAC samples. Based on these results, treating pancreatic cancer with Ampligen may have a direct anti-tumor effect in pancreatic cancer cells expressing TLR-3.

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

In April 2020, we entered into a Material Transfer and Research Agreement (“MTA”) with Shenzhen Smoore Technology to study the utilization of an innovative Smoore inhalation delivery device and Ampligen as a potential treatment approach for the SARS-CoV-2 pandemic. The MTA was extended for two years in May 2021. There have been obstacles related to importing Ampligen to China. We have been working with Smoore to alleviate these issues and to identify a mutually beneficial course of action that would allow us to move forward with the proposed testing of Ampligen outside of China. On parallel paths, over the past year, Smoore focused on the development of a personal inhalation device designed to administer Ampligen, given temperature parameters of dsRNA. Contemporaneously, we have studied the safety and efficacy of Ampligen using an ex vivo 3D model in primary human respiratory epithelial cells at Utah State University, which showed that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels, and conducted intranasal safety testing. We are exploring avenues to further test Ampligen as an inhalation therapy in the United States and Europe, while Smoore continues to work toward receiving authorization to import Ampligen to China. However, progress in this area is stymied, and due to difficulty importing experimental drugs (such as Ampligen) we are considering our options.

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

In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2, but who still demonstrate chronic fatigue-like symptoms. Patients in the trial are treated with our flagship pipeline drug Ampligen. In January 2021, we commenced with the treatment of the first previously diagnosed COVID-19 patient with long-COVID symptoms (i.e., Long Hauler) also known as Post-COVID Conditions in the AMP-511 study. Enrollment of post-COVID patients continues in the study.

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

Following the completion of the Phase 1 dosing, and based on its positive interim results in June 2021 (which have since been publicly supported in a CHDR-created data visualization published in October 2021), we signed a Reservation and Start-Up Agreement with hVIVO, reserving space in hVIVO’s quarantine facility to sponsor a Phase 2a Human Challenge Trial (“HCT”) to test Ampligen as a potential intranasal antiviral therapy using a human Rhinovirus hRV (common cold virus) and Influenza. This antiviral study was to be conducted by hVIVO, a subsidiary of Open Orphan plc. We submitted a study protocol to the Oxford Research Ethics Committee (“REC”)/Medicines and Healthcare Regulatory Agency (“MHRA”) in September 2021. The REC approved the protocol, but the MHRA provided a response outlining areas of the submission where it requires additional information. A response was submitted to MHRA in October 2021. The REC provided a “favorable opinion” to proceed, but the MHRA issued a Non-Acceptance response in November 2021. A full revised application was resubmitted in December 2021. The MHRA issued Grounds for Non-Acceptance and requested additional data before moving forward. As the request would require us to first conduct an animal experiment that we believe would take at least six months to complete, we determined that continuing with the HCT application process would not be a prudent use of our resources, so we terminated our agreement with hVIVO and officially notified the MHRA of our decision to withdraw our application. As the MHRA’s Grounds for Non-Acceptance had already been issued, our withdrawal was technically recognized as a rejection of the proposed study.

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

In addition to securing these two provisional patent applications, we also moved forward with proposed studies in these areas and with Pre-Investigational New Drug Applications in September 2021. One pre-IND was for a Phase 2, two-arm, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of Ampligen in patients experiencing Post-COVID conditions (originally referred to as Post-COVID Cognitive Dysfunction (PCCD) and being revised to Post-COVID conditions). Eighty subjects will be randomized 1:1 to receive twice weekly infusions of Ampligen or placebo for a period of 12 weeks. Amarex Clinical Research, an NSF International company, is managing the FDA submission and will manage the clinical trial. The pre-IND meeting request was transferred to the FDA’s Division of Neurology by the FDA’s Covid Scientific Technical Triage Team. In November 2021, the FDA responded that there was insufficient information to support the proposed indication of Post-COVID Cognitive Dysfunction (PCCD). We are working with Amarex to revise the study and resubmit it to the FDA as Post-COVID conditions.

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

In May 2021, we exercised our option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 2018 sale and lease-back agreement. We thereafter sold certain equipment and machinery that we determined to be obsolete and no longer needed for current or future manufacturing. Then, on March 3, 2022, we entered into an Agreement of Sale and Purchase with Acellories, Inc. as purchaser pursuant to which we will sell our property for $3.9 million. The buyer has a mortgage contingency, with the clause expiring on June 1, 2022. Assuming that condition is met, we would anticipate closing on or before July 1, 2022.

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

MARKETING/DISTRIBUTION

In May 2016, we entered into a five-year exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries (See “Our Products; Ampligen” above). The GP Pharm contract was extended in May 2021, and will now end on May 24, 2024. In August 2021, the ANMAT granted a five-year extension to a previous approval to sell and distribute Ampligen to treat severe CFS in Argentina. This extends the approval until 2026.

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

In December 2020, we entered into a signed Letter of Agreement with myTomorrows for the delivery of Ampligen for the treatment of up to 16 pancreatic cancer patients. In November 2021, we entered into a signed Letter of Agreement with myTomorrows for the delivery of Ampligen for the treatment of up to an additional 5 pancreatic cancer patients. In March 2022, we entered into a signed Letter of Agreement with myTomorrows for the delivery of Ampligen for the treatment of up to an additional 10 pancreatic cancer patients.

401(k) Plan

We have a defined contribution plan, entitled the AIM ImmunoTech Employees 401(k) Plan and Trust Agreement (the “401(k) Plan”). Our full time employees are eligible to participate in the 401(k) Plan following one year of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants’ contributions to the 401(k) Plan may be matched by us at a rate determined annually by the Board of Directors.

Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. A 6% matching contribution by us was reinstated effective January 1, 2021. For the period ending March 31, 2022 we made $37,000 in contributions and for the period ending December 31, 2021 $139,000 contributions were made.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Critical Accounting Policies

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2021

RESULTS OF OPERATIONS

Three months ended March 31, 2022 versus three months ended March 31, 2021

Net Loss

Our net loss was approximately $3,820,000 and $3,579,000 for the three months ended March 31, 2022, and 2021, respectively, representing an increase in loss of approximately $241,000 or 7%. This increase in loss was primarily due to the following:

●	an increase in loss on investments, net of $934,000;

●	an increase in gain from sale of Income tax operating of $9,000;

●	an increase of the quarterly revaluation of certain redeemable warrants of $68,000; offset by

●	a decrease in interest and other income of $27,000;

●	a decrease in interest expense and finance cost of $50,000;

●	a decrease in research and development expenses of $388,000;

●	a decrease in general and administrative expenses of $40,000;

●	a decrease in production costs of $160,000.

Net loss per share was $ (0.08) and $(0.08) for the years ended March 31, 2022, and 2021, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2022, was 47,994,672 as compared to 45,726,855 as of March 31, 2021.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $33,000 and $28,000 for the quarters ended March 31, 2022 and 2021, respectively. The change was due primarily to the increase in drug utilization for the AMP-511 study for the two sites that are open and treating patients.

Production Costs

Production costs were approximately $77,000 and $237,000, respectively, for the three months ended March 31, 2022, and 2021, representing a decrease of $160,000 in production costs in the current period. The decrease was due primarily to a reduction in depreciation for the building that is held for sale.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2022, were approximately $1,036,000 as compared to $1,424,000 for the same period a year ago, reflecting a decrease of approximately $388,000. The primary reason for the decrease in research and development costs was largely due to a decrease in clinical trials that ended in the prior year and not starting new trials in the current period, of $686,000 offset by an increase of $121,000 for outside contractors due to outsourcing testing

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2022, and 2021, were approximately $2,072,000 and $2,112,000, respectively, reflecting a decrease of approximately $40,000. The decrease in G&A expenses during the current period was mainly due to a decrease in stock compensation of $284,000, offset by an increase in accounting, professional and legal fees of $213,000, insurance expense of $120,000, salaries and payroll expenses of $24,000, travel of $16,000.

Loss on Investments, net

Loss on investments for the three months ended March 31, 2022, and 2021 represents a loss of approximately $934,000, driven primarily from the unrealized loss on securities of $915,000.

Interest and Other Income

Interest and other income for the three months ended March 31, 2022 and 2021 represents a net decrease of approximately $27,000 due to the financing obligation of the sale leaseback in the period ending March 31, 2021 and not in the period ending March 31, 2022.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability amounted to a gain of $31,000 for the three months ended March 31, 2022, compared to a loss of approximately $37,000 in March 31, 2021 (see “Financial Statements: Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain from sale of income tax operating losses

The quarterly income tax benefit for the three months ended March 31, 2022 amounted to a gain of approximately $190,000 compared to a gain of $181,000 for the three months ended March 31, 2021 due primarily to a deferred tax asset recorded in 2021 for the New Jersey NOL to be sold in 2022.

Liquidity and Capital Resources

Cash used in operating activities for the period ended March 31, 2022, was approximately $2,758,000 compared to approximately $3,045,000 for the same period in 2021, representing a change of $287,000. The primary reasons for this change in cash used in operations in 2022 was related to non-cash charges which primarily consisted of $242,000 in stock compensation, $915,000 of loss on investments, net, and $227,000 of gain from sale of income tax operating losses. The main changes in working capital were an increase in accounts payable and a decrease in accrued expenses.

Cash used in/provided by investing activities for the period ended March 31, 2022, was approximately $346,000 used in compared to $523,000 provided by for the same period in 2021, representing a change of $869,000. The primary reason for the change during the current period is the purchase of marketable securities for the years ended March 31, 2022 and March 31,2021 of $720,000 and $1,151,000, respectively offset by the sale of marketable securities of $407,000 and $2,039,000, respectively.

Cash provided by financing activities for the period ended March 31, 2022, was approximately $0 compared to approximately $12,794,000 for the same period in 2021, a decrease of $12,794,000. The primary reason for this decrease was our receipt of $12,887,000 in net proceeds from the sale of shares in the first three months of 2021.

As of March 31, 2022, AIM had approximately $44,543,000 in cash, cash equivalents and marketable securities, inclusive of approximately $15,554,000 in Marketable Securities, representing a decrease of approximately $3,725,000 from December 31, 2021.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. In addition, in February 2022, the SEC declared our new S-3 shelf Registration Statement effective which will allow us to raise additional capital in the future. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. There can be no assurances that, if needed, we will be able to raise adequate funds or enter into licensing, partnering or other arrangements to advance our business goals. We may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. See Part I, Item 1A - “Risk Factors; We may require additional financing which may not be available”.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company had approximately $44,543,000 in cash, cash equivalents and marketable securities as of March 31, 2022, as compared to $48,268,000 at December 31, 2021.

To the extent that our cash and cash equivalents exceed our near-term funding needs, we intend to invest the excess cash in money market accounts, high-grade corporate bonds or fixed-income type bond funds. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of March 31, 2022, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2022, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Nothing new during the quarter ended March 31, 2022. Please see Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, which could materially affect our business, financial condition, or future results. The risks described in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

Not Applicable

ITEM 6: Exhibits

(i)	Exhibits - See exhibit index below.

Exhibit No.	Description

3.1(i)	Amended and Restated Certificate of Incorporation of the Company, as amended, along with Certificates of Designations (incorporated by reference to exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995).

3.2(i)	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 001-13441) filed September 16, 2011).

3.3(i)	Amendment to Certificate of Incorporation(incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 000-27072) filed June 27, 2016).

3.4(i)	Amendment to Certificate of Incorporation(incorporated by reference to exhibit 3.11 to the Company’s Current report on Form 8-K (No. 001-27072) filed June 5, 2019).

3.5(i)	Amendment to Certificate of Incorporation (incorporated by reference to exhibit 3.11 to the Company’s Current report on Form 8-K (No. 001-27072) filed August 23, 2019).

3.6(i)	Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to exhibit 3.5 to the Amendment to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

3.7(ii)	Amended and Restated By-Laws of Registrant (incorporated by reference to exhibit 3.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 10, 2016).

4.1	Specimen certificate representing our Common Stock (incorporated by reference to exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995).

4.2	Amended and Restated Rights Agreement, dated as of November 14, 2017, between the Company and American Stock Transfer & Trust Company LLC. The Amended and Restated Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock (incorporated by reference to exhibit 1 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed November 14, 2017).

4.3	Form of Indenture filed with Form S-3 Universal Shelf Registration Statement (incorporated by reference to exhibit 4.4 to the Company’s Form S-3 Registration Statement (No. 333- 262280) filed January 21, 2022).

4.4	Form of Warrant pursuant to August 30, 2016 Securities Purchase Agreement (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No. 000-270720 filed September 1, 2016).

4.5	Form of Warrant pursuant to February 1, 2017 Securities Purchase Agreement (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 3, 2017).

4.6	Form of Series A Warrant-June 2017 (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 1, 2017).

4.7	Form of Series B Warrant-June 2017(incorporated by reference to exhibit 4.2 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 1, 2017).

4.8	Form of New Series A Warrant-August 2017 (incorporated by reference to exhibit 4.1 the Company’s Current report on Form 8-K (No. 000-27072) filed August 23, 2017).

4.9	Form of New Series B Warrant-August 2017 (incorporated by reference to exhibit 4.2 the Company’s Current report on Form 8-K (No. 000-27072) filed August 23, 2017).

4.10	Form of Warrant issued to Purchaser of facility (incorporated by reference to exhibit 4.8 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2017).

4.11	Form of Class A Warrant- April 2018 (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed April 20, 2018).

4.12	Form of Class B Warrant- April 2018 (incorporated by reference to exhibit 4.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed April 20, 2018).

4.13	September 28, 2018 Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P. (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed October 4, 2018).

4.14	Rights Offering Form of Non-Transferable Subscription Rights Certificate (incorporated by reference to exhibit 4.14 to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

4.15	Rights Offering Form of Warrant Agreement (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K filed February 27, 2019 and is hereby incorporated by reference).

4.16	Rights Offering Form of Warrant Certificate (incorporated by reference to exhibit 4.15 to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

4.17	Rights Offering Warrant Agency Agreement with American Stock Transfer & Trust (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No.001-27072) filed March 8, 2019).

4.18	AGP Offering-Form of Pre-Funded Warrant (incorporated by reference to exhibit 4.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed September 27, 2019).

4.19	AGP Offering-Form of Warrant (incorporated by reference to exhibit 4.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed September 27, 2019).

4.20	AGP Offering-Form of Representative’s Warrant (incorporated by reference to exhibit 4.20 to the Company’s Registration Statement on Form S-1/A (No. 333-233657) filed September 24, 2019).

4.21	March 2019 Amendment to September 28, 2018 Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P. (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed March 15, 2019).

4.22	December 5, 2019 Secured Promissory Note with Atlas Sciences, LLC (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No.001-27072) filed December 11, 2019).

4.23	Description of Common Stock (incorporated by reference to exhibit 4.23 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.1	Form of Confidentiality, Invention and Non-Compete Agreement (incorporated by reference to exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995).

10.2	Form of Clinical Research Agreement (incorporated by reference to exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995.

10.3	Supply Agreement with HollisterStier Laboratories LLC dated December 5, 2005 (incorporated by reference to exhibit 10.46 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2005).

10.4

Amendment to Supply Agreement with HollisterStier Laboratories LLC dated February 25, 2010 (incorporated by reference to exhibit 10.68 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2009).

38

10.5

Vendor Agreement with Armada Healthcare, LLC dated August 15, 2011 (incorporated by reference exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-131) for the period ended September 30, 2011).

10.6	Amendment to Supply Agreement with HollisterStier Laboratories LLC executed September 9, 2011 (incorporated by reference to exhibit 10.22 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2011).

10.7	Vendor Agreement extension with Armada Healthcare, LLC dated August 14, 2012 (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 15, 2012).

10.8	Vendor Agreement extension with Armada Healthcare, LLC dated July 19, 2013 (incorporated by reference to exhibit 10.22 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2013).

10.9	Vendor Agreement extension with Bio Ridge Pharma, LLC and Armada Healthcare, LLC dated August 8, 2014. (incorporated by reference to exhibit 10.24 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2014).

10.10	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated March 9, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.25 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2014).

10.11	Vendor Agreement extension with Armada Healthcare, LLC dated July 29, 2015 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2015).

10.12	Early Access Agreement with Impatients N.V. dated August 3, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 001-13441) for the period ended September 30, 2015).

10.13	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated August 6, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.4 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2015).

10.14	Addendum to Early Access Agreement with Impatients N.V. dated October 16, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-13441) for the period ended September 30, 2015).

10.15	2016 Senior Executive Deferred Cash Performance Award Plan (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 4, 2016).

10.16	2016 Voluntary Incentive Stock Award Plan (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 4, 2016).

10.17	Amended and Restated 2016 Senior Executive Deferred Cash Performance Award Plan (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed March 1, 2016).

10.18	Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with Scientific Products Pharmaceutical Co. LTD dated March 3, 2016 (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2016).

10.19	Agreement between Avrio Biopharmaceuticals (“Avrio”) and the Company dated July 20, 2016 (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No.000-27072) for the period ended June 30, 2016).

10.20	Licensing Agreement dated April 13, 2016 with Lonza Sales AG (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.2 to the Company’s report Form 10-Q/A (No. 000-27072) for the period ended March 31, 2016).

10.21	Form of Securities Purchase Agreement entered into on August 30, 2016 (incorporated by reference to exhibit 10.1 to the Company’s Current report Form 8-K (No. 000-27072) filed September 1, 2016).

10.22	Amended and Restated Early Access Agreement with Impatients N.V. dated May 20, 2016. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to exhibit 10.1 to the Company’s report Form 8-K/A (No. 000-27072) filed May 8, 2017).

10.23	December 13, 2016 Amendment No. 1 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to exhibit 10.45 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.24	June 28, 2017 Amendment No. 2 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to exhibit 10.46 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.25	February 14, 2018 Amendment No. 3 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to exhibit 10.47 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.26	March 26, 2018 Amendment No. 4 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to exhibit 10.48 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.27	Form of Securities Purchase Agreement entered into on February 1, 2017 (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 3, 2017).

10.28	August 2017 Form of Employee Pay Reduction Plan (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 29, 2017).

10.29	August 2017 Form of Executive Compensation Deferral Plan (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 29, 2017).

10.30	August 2017 Form of Directors’ Compensation Deferral Plan (incorporated by reference to exhibit 10.3 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 29, 2017).

10.31	Form of August 2017 Agreement between the Company and the Warrant holders . (incorporated by reference to exhibit 10.1 the Company’s Current report on Form 8-K (No. 000-27072) filed August 23, 2017).

10.32	Form of June 2017 Agreement between the Company and the Warrant holders (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 1, 2017).

10.33	Mortgage and Security Agreement with SW Partners LLC dated May 12, 2017 (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2017).

10.34	Promissory Note with SW Partners LLC dated May 12, 2017 (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2017).

10.35	September 11, 2017 Purchase and Sale Agreement- 5 Jules Lane (incorporated by reference to exhibit 10.57 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.36	January 8, 2018 Purchase and Sale Agreement- 783 Jersey Lane (incorporated by reference to exhibit 10.58 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.37	Lease Agreement for 783 Jersey Lane (incorporated by reference to exhibit 10.59 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.38	Form of Stock Purchase Agreement entered into on March 21, 2018 (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed March 22, 2018).

10.39	Form of Securities Purchase Agreement entered into on May 24, 2018 (incorporated by reference to exhibit 10.55 to the Company’s Registration Statement on Form S-1 (No. 333-226057) filed July 2, 2018).

10.40	2018 Equity Incentive Plan (filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 001-27072) filed on August 3, 2018).

10.41	September 28, 2018 Securities Purchase Agreement with Iliad Research and Trading, L.P. (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed October 4, 2018).

10.42	September 28, 2018 Security Agreement with Iliad Research and Trading, L.P. (incorporated by reference to exhibit 10.3 to the Company’s Current report on Form 8-K (No. 001-27072) filed October 4, 2018).

10.43	October 9, 2018, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018).

10.44	October 8, 2018, Restated First Amendment to Purchase and Sale Agreement (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018).

10.45	October 9, 2018, Restated Bill of Sale for the Restated First Amendment and Sale Agreement (incorporated by reference to exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018).

10.46	Form of Agreement between the Company and the Warrantholders.- May 2, 2019 (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed May 2, 2019).

10.47	Note Purchase Agreement dated August 5, 2019 with Chicago Venture Partners, L.P. (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2019).

10.48	Secured Promissory Note dated August 5, 2019 issued to Chicago Venture Partners, L.P. (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2019).

10.49	Security Agreement dated August 5, 2019 with Chicago Venture Partners, L.P. (incorporated by reference to exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2019).

10.50	Salary Reduction and Restricted Stock Award Memo (August 2019) (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed August 26, 2019).

10.51	Form of Restricted Stock Award (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed August 26, 2019).

10.52	December 5, 2019 Note Purchase Agreement with Atlas Sciences, LLC (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No.001-27072) filed December 11, 2019).

10.53	December 5, 2019 Security Agreement with Atlas Sciences, LLC (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No.001-27072) filed December 11, 2019).

10.54	March 20, 2020 Amendment to 2017 Material Transfer and Research Agreement with Roswell Park Cancer Institute (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed March 26, 2020).

10.55	April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. )001-27072) filed April 6, 2020).

10.56	April 21, 2020 Mutual Confidentiality Agreement with UMN Pharma Inc., National Institute of Infectious Diseases, and Shionogi & Co., Ltd (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed April 27, 2020).

10.57	June 1, 2020, Material Transfer and Research Agreement with the University of Rochester. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.58	June 23, 2020, Specialized Services Agreement with Utah State University. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.59	July 1, 2020, Material Transfer and Research Agreement with the Japanese National Institute of Infectious Diseases and Shionogi & Co., Ltd. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.60	July 6, 2020, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.61	August 6, 2020, Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.62	November 10, 2020 employment agreement with Thomas K. Equels. (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2020).

10.63	December 22, 2020 Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen (incorporated by reference to exhibit 10.75 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.64	January 11, 2021 Sponsor Agreement with Centre for Human Drug Research. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.76 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.65	November 29, 2020, Material Transfer and Research Agreement with Leyden Laboratories, B.V. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.77 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.66	December 30, 2020 Amendment to Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.78 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.67	December 23, 2020 Amendment to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen (incorporated by reference to exhibit 10.79 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.68	March 24, 2021 employment agreement with Peter Rodino (incorporated by reference to exhibit 10.80 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.69	March 24, 2021 employment agreement with Ellen Lintal (incorporated by reference to exhibit 10.81 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.70	April 1, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited. (incorporated by reference to exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.71	Material Transfer And Research Agreement with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente executed on April 5, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.4 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.72	Material Transfer and Research agreement with Roswell Park Comprehensive Cancer Center executed on April 14, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.73	April 19, 2021 Purchase and Sale Agreement with Phoenix Equipment Corporation, Branford Auctions, LLC and Perry Videx LLC (incorporated by reference to exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.74	May 12, 2021 Amendment to the Renewed Sales, Marketing, Distribution and Supply Agreement with GP Pharm. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.75	May 21, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2021).

10.76	July 8, 2021 Reservation and Start-Up Agreement with hVIVO Services Limited (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 000-27072) for the period ended June 30, 2021 filed August 16, 2021)

10.77	September 27, 2021 Clinical Trial Agreement with hVIVO Services Limited (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2021)

10.78	March 1, 2022 Consulting Agreement with Foresite Advisors, LLC pursuant to which Robert Dickey IV will serve as the Company’s Chief Financial Officer (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.78 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.79	March 24, 2022 Consulting Agreement with Ellen Lintal (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.79 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.80	March 1, 2022 Amendment to Clinical Trial Agreement with hVIVO Services Ltd dated September 27, 2021. (incorporated by reference to exhibit 10.80 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.81	March 3, 2022 Agreement of Sale and Purchase with Acellories, Inc for sale of 783 Jersey Avenue, New Brunswick, NJ building. (incorporated by reference to exhibit 10.81 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.82	March 8, 2022 Change order to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen. (incorporated by reference to exhibit 10.82 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.83	April 17, 2022 Project Work Order with Amarex Clinical Research LLC.to manage Phase 2 clinical trial in advanced pancreatic cancer patients (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 12, 2022).

16.1	January 16, 2021 Letter from MBAF (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed APRIL 27, 2020).

21.1	List of Subsidiaries (incorporated by reference to exhibit 21 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101	The following materials from AIM’ Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: May 13, 2022

