Form 10-Q
period 2022-06-30
AIM ImmunoTech Inc.
filed 2022-08-15
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

Commission File Number: 001-27072

AIM IMMUNOTECH INC.

(Exact name of registrant as specified in its charter)

Delaware	52-0845822
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

48,049,300 shares of common stock were outstanding, and 713 shares of series B preferred stock were outstanding as of August 11, 2022.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$34,452	$32,093
Marketable securities	7,320	16,175
Funds receivable from New Jersey net operating loss	—	1,641
Prepaid expenses and other current assets	373	304
Assets held for sale	3,900	—
Total current assets	46,045	50,213
Property and equipment, net	127	4,047
Right of use asset, net	889	149
Patent and trademark rights, net	2,012	1,974
Other assets	1,811	1,316
Total assets	$50,884	$57,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$712	$198
Accrued expenses	502	438
Current portion of operating lease liability	154	37
Total current liabilities	1,368	673
Long-term liabilities:
Operating lease liability	735	112
Redeemable warrants	1	35
Commitments and contingencies (Notes 12, 13 and 14)

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 713 and 715 issued and outstanding, respectively	713	715
Common Stock, par value $0.001 per share, authorized 350,000,000 shares; 48,048,822 and 47,994,672, issued and outstanding, respectively	48	48
Additional paid-in capital	417,791	417,217
Accumulated deficit	(369,772)	(361,101)
Total stockholders’ equity	48,780	56,879
Total liabilities and stockholders’ equity	$50,884	$57,699

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Clinical treatment programs - US	$30	$23	$64	$52
Clinical treatment programs - Europe	—	—	—	—
Total Revenues	30	23	64	52
Costs and Expenses:
Production costs	69	279	147	517
Research and development	2,475	1,317	3,511	2,742
General and administrative	2,181	2,145	4,253	4,256
Total Costs and Expenses	4,725	3,741	7,911	7,515
Operating loss	(4,695)	(3,718)	(7,847)	(7,463)
(Loss) on investments	(470)	—	(1,404)	—
Interest and other income	79	51	124	120
Interest expense and other finance costs	—	(19)	—	(67)
Extinguishment of financing obligation and note payable		(2,701)	—	(2,701)
Gain on sale of fixed assets	—	216	—	216
Redeemable warrants valuation adjustment	3	7	34	(29)
Gain from sale of Income tax operating losses	232	288	422	469

Net Loss	(4,851)	(5,876)	(8,671)	(9,455)

Other comprehensive (loss)
Reclassification adjustment for realized investment loss	—	25	—	25
Change in unrealized loss on marketable securities available for sale	—	(62)	—	(225)
Comprehensive loss	$(4,851)	$(5,913)	$(8,671)	$(9,655)
Basic and diluted loss per share	$(0.10)	$(0.12)	$(0.18)	$(0.20)
Weighted average shares outstanding basic and diluted	48,034,100	47,832,997	48,014,713	46,805,492

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2022 and 2021

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2021	$715	47,994,672	$48	$417,217	$—	$(361,101)	$56,879
Equity-based compensation	—	—	—	242	—	—	242
Net comprehensive loss	—	—	—	—	—	(3,820)	(3,820)
Balance March 31, 2022	$715	47,994,672	$48	$417,459	$—	$(364,921)	$53,301
Common stock issuance, net of costs	—	54,150	—	55	—	—	55
Equity-based compensation	—	—	—	275	—	—	275
Series B preferred shares converted to common shares	(2)	—	—	2	—	—	—
Net comprehensive loss	—	—	—	—	—	(4,851)	(4,851)
Balance June 30, 2022	$713	48,048,822	$48	$417,791	$—	$(369,772)	$48,780

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2020	$732	42,154,371	$42	$402,541	$(47)	$(341,974)	$61,294
Common stock issuance, net of costs	—	5,678,626	6	12,881	—	—	12,887
Equity-based compensation	—	—	—	526	—	—	526
Series B preferred shares converted to common shares	(7)	—	—	7	—	—	—
Net comprehensive loss	—	—	—	—	(163)	(3,579)	(3,742)
Balance March 31, 2021	$725	47,832,997	$48	$415,995	$(210)	$(345,553)	$70,965
Equity-based compensation	—	—	—	480	—	—	480
Net Comprehensive loss	—	—	—	—	(37)	(5,876)	(5,913)
Balance June 30, 2021	$725	47,832,997	$48	$416,435	$(247)	$(351,429)	$65,532

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(in thousands)

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(8,671)	$(9,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	20	325
Redeemable warrants valuation adjustment	(34)	29
Extinguishment of financing obligation and note payable	—	2,701
Amortization of patent, trademark rights	38	80
Changes in ROU assets	(740)	22
Gain on sale of property and equipment	—	(216)
Gain from sale of income tax operating losses	(422)	(469)
Equity-based compensation	517	1,006
(Loss) on sale of marketable securities	1,404	25
Amortization of finance and debt issuance costs	—	47
Change in assets and liabilities:
Accounts receivable	—	6
Funds Receivable from New Jersey net operating loss	1,641	1,090
Prepaid expenses and other current assets and other non-current assets	(69)	69
Lease liability	740	(22)
Other Assets	(73)	—
Accounts payable	514	68
Accrued expenses	64	(69)
Net cash used in operating activities	(5,071)	(4,763)
Cash flows from investing activities:
Proceeds from sale of marketable securities	8,713	1,613
Purchase of marketable securities	(1,262)	(2,096)
Purchase of property and equipment	—	(26)
Proceeds from sale of property and equipment	—	245
Purchase of patent and trademark rights	(76)	(365)
Net cash provided by (used in) investing activities	7,375	(629)
Cash flows from financing activities:
Payment of financial obligation	—	(4,732)
Financing obligation payments	—	(122)
Proceeds from sale of stock, net of issuance costs	55	12,887
Net cash provided by financing activities	55	8,033
Net (decrease) increase in cash and cash equivalents	2,359	2,641
Cash and cash equivalents at beginning of period	32,093	38,501
Cash and cash equivalents at end of period	$34,452	$41,142
Supplemental disclosures of non-cash investing and financing cash flow information:
Operating lease-Right of Use Assets	$761	$—
Unrealized loss on marketable securities	$—	$(225)
Conversion of Series B preferred	$2	$7

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

Our primary present business focus involves Ampligen. Ampligen represents a double-stranded RNA being developed for globally important cancers, viral diseases and disorders of the immune system.

The Company is currently proceeding primarily in four areas:

●	A randomized controlled study to evaluate efficacy and safety of Ampligen compared to a control group to treat locally advanced pancreatic cancer patients.

●	Evaluate Ampligen in other cancers, as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to check point inhibitors.

●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, new viruses and mutated viruses thereof.

●	Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and fatigue and/or Post-COVID conditions of fatigue.

The Company is prioritizing activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. The Company intends that priority clinical work be conducted in trials authorized by the FDA or European Medicines Agency (“EMA”), which trials could support a potential future New Drug Application (“NDA”). However, AIM’s antiviral experimentation is designed to accumulate additional preliminary data supporting their hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, AIM will conduct antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues.

In May 2021, AIM exercised the option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 2018 sale and lease-back agreement. The Company thereafter sold certain equipment and machinery that it determined to be obsolete and no longer needed for current or future manufacturing. Then, on March 3, 2022, AIM entered into an Agreement of Sale and Purchase with Acellories, Inc. as purchaser pursuant to which the Company will sell the property for $3.9 million; AIM will keep some space specifically for its Alferon activity. The Closing Date was extended to August 31, 2022, subject to AIM’s right to further extend the Closing Date as set forth in Section 4(b) of the Purchase Agreement.

AIM’s business plan requires one or more Contract Manufacturing Organizations (“CMO”) to produce Ampligen API. This includes utilizing Polysciences Inc. (“Polysciences”) for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods. While AIM believes it has sufficient Ampligen API to meet current needs, it is also continually exploring new efficiencies so as to maximize its ability to fulfill future obligations.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 2,447,924 and 1,621,928, are excluded from the calculation of diluted net loss per share for the six months ended June 30, 2022, and 2021, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the six months ended June 30, 2022 there were 300,000 options granted and no options granted in the six months ended June 30, 2021.

Stock option for employees’ activity during the six months ended June 30, 2022, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2022	1,498,798	$4.22	9.11	$—
Granted	150,000	0.70	9.67	—
Forfeited	—	—	—	—
Expired	(1,627)	106.03	—	—
Outstanding June 30, 2022	1,647,171	$3.80	8.71	$—
Vested and expected to vest June 30, 2022	1,647,171	$3.80	8.71	$—
Exercisable June 30, 2022	1,368,006	$2.89	6.30	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2022	412,500	$4.15	5.85	$—
Granted	150,000	0.70	9.67	—
Expired	(1,627)	106.03	—	—
Vested	(281,708)	1.48	9.86	—
Unvested June 30, 2022	279,165	$3.37	5.93	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2022	279,723	$6.12	7.93	$—
Granted	150,000	0.70	9.67	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding June 30, 2022	429,723	$4.23	8.21	$—
Vested and expected to vest June 30, 2022	429,723	$4.23	8.21	$—
Exercisable June 30, 2022	222,770	$6.05	8.16	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2022	97,831	$3.89	7.82	$—
Granted	150,000	0.70	9.67	—
Expired	—	—	—	—
Vested	(40,878)	1.35	—	—
Unvested June 30, 2022	206,953	$3.66	8.52	$—

Stock-based compensation expense was approximately $517,000 and $1,006,000 for the six months ended June 30, 2022 and 2021.

As June 30, 2022, and 2021, respectively, there was approximately $454,000 and $434,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Marketable Securities

Marketable securities consist of mutual funds. As of June 30, 2022 and December 31, 2021, it was determined that none of the marketable securities had an other-than-temporary impairment. As of June 30, 2022 and December 31, 2021, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 11: Fair Value). As of June 30, 2022, and December 31, 2021 the Company held $7,320,000 and $16,175,000 in mutual funds.

Mutual Funds classified as available for sale consisted of:

	June 30, 2022 (in thousands)
Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,320	$7,320
Totals	$7,320	$7,320

Securities	June 30, 2022 (in thousands)
Net losses recognized during the period on equity securities	$(1,404)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(583)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(821)

Mutual Funds classified as available for sale consisted of:

	December 31, 2021 (in thousands)
Securities	Fair Value	Short-Term Investments
Mutual Funds	$16,175	$16,175
Totals	$16,175	$16,175

Securities	December 31, 2021 (in thousands)
Net losses recognized during the period on equity securities	$(88)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(88)

Note 5: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2022	December 31, 2021
Compensation	$28	$1
Professional fees	344	169
Clinical trial expenses	—	61
Other expenses	130	207
	$502	$438

Note 6: Property and Equipment, net

	(in thousands)
	June 30, 2022	December 31, 2021
Land, buildings and improvements	$—	$3,900
Furniture, fixtures, and equipment	2,353	2,353
Total property and equipment	2,353	6,253
Less: accumulated depreciation	(2,226)	(2,206)
Property and equipment, net	$127	$4,047

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years. Depreciation expense for the six months ending June 30, 2022 and June 30, 2021 was $20,000 and $325,000, respectively.

The Company made a strategic shift on in-house manufacturing and recorded an impairment of the facility in the amount of $1,800,000 during the year ended December 31, 2021. During the period ending June 30, 2022, the Company reported assets held for sale related to the pending sale of the manufacturing facility located at 783 Jersey Avenue (See Note 11 Fair Value).

Note 7: Patents

December 31, 2020	$1,498
Acquisitions	592
Amortization	(116)
December 31, 2021	$1,974
Acquisitions	76
Amortization	(38)
June 30, 2022	$2,012

Patents and trademarks are stated at cost and are amortized using the straight-line method of the estimated useful life of 17 years.

Amortization of patents and trademarks for each of the next five years and thereafter is as follows:

Year Ending December 31,
2022	$40
2023	156
2024	180
2025	203
2026	240
Thereafter	1,193
Total	$2,012

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of June 30, 2022, and December 31, 2021, the Company had 713 and 715 shares of Series B Convertible Preferred Stock outstanding, respectively. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividend actually paid on shares of Common Stock when as and if such dividends are paid on shares of the Common Stock. Each such Preferred Share is convertible into 114 shares of common stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock was fully converted. The Series B Convertible Preferred Stock shall have no voting Rights.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the six months ending June 30, 2022 and June 30, 2021, 2 and 7 shares, respectively, of Series B Convertible Preferred Stock were converted into common stock.

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

During the six months ended June 30, 2022, the Company issued a total of 53,922 with shares of its common stock at price of $1.02 for a total of $55,000 as part of the employee stock purchase plan, not from the 2018 Equity Incentive Plan.

During the twelve months ended December 31, 2021, the Company issued a total of 132,238 shares of its common stock at prices ranging from $1.16 to $2.35 for a total of $205,000.

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. As of June 30, 2022, there are 15,000 Warrants outstanding.

On July 19, 2019, the Company entered into a new Equity Distribution Agreement (the “2019 EDA”) with Maxim Group LLC (“Maxim”), pursuant to which it could sell, from time to time, shares of its Common Stock through Maxim, as agent. The 2019 EDA replaced a prior EDA with Maxim. For the year ended December 31, 2020, the Company sold 20,444,807 shares under the 2019 EDA for total gross proceeds of $53,936,615, which includes a 3.5% fee to Maxim of $1,888,727. During the period ended December 31, 2021, the Company sold 5,665,731 shares under the 2019 EDA for total gross proceeds of $13,301,526, which includes a 3.5% fee to Maxim of $465,533. The 2019 EDA was terminated in early February 2021.

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

As of June 30, 2022, and December 31, 2021, there were 48,048,822 and 47,994,672 shares outstanding, respectively.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

During the second quarter of 2022 accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 11: Fair Value

Fair Value

The Company is required under U.S. GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheets.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Warrants”) related to the Company’s February 2017, April 2018, and March 2019 common stock and warrant issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the February 2017 Warrants:

	June 30,	December 31,
	2022	2021
Underlying price per share	$0.78	$0.92
Exercise price per share	$30.25-$33.00	$30.25-$33.00
Risk-free interest rate	1.29%-1.32%	0.22%-0.23%
Expected holding period	0.09-0.10	0.58-0.60
Expected volatility	45%	45%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	June 30,	December 31,
	2022	2021
Underlying price per share	$0.78	$0.92
Exercise price per share	$17.16	$17.16
Risk-free interest rate	2.84%	0.67%
Expected holding period	1.32	1.81
Expected volatility	65%	120%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	June 30,	December 31,
	2022	2021
Underlying price per share	$0.78	$0.92
Exercise price per share	$8.80	$8.80
Risk-free interest rate	2.88%	0.78%
Expected holding period	1.69	2.19
Expected volatility	70%	125%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.

(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.

(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.

(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	Available capital for a potential buyer in a cash transaction continues to be limited.
5.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $1,000 and $35,000 as of June 30, 2022 and December 31, 2021, respectively.

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

FASB ASC 820-10-35-37 (formerly SFAS No. 157) establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2022, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,320	$7,320	$—	$—
Liabilities:
Redeemable warrants	$1	—	—	$1

	(in thousands) As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$16,175	$16,175	$—	$—
Liabilities:
Redeemable warrant	$35	—	—	$35

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2021	$35
Fair value adjustments	(34)
Balance at June 30, 2022	$1

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Long lived assets held and used(a)	$3,900	$—	$—	$3,900	$(1,800)

(a)	In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of $5,700,000 were written down to their fair value of $3,900,000, resulting in an impairment charge of $1,800,000, which was included in earnings for the period ending December 31, 2021.

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

Interest expense relating to this financing agreement was $0 for the period ended June 30, 2022 and $67,000 for the six months ended June 30, 2021.

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

On June 16, 2022, the Company entered into a Lease Agreement for a term of five years commencing on July 1, 2022 pursuant to which the Company agreed to lease approximately 5,210 rentable square feet. The base rent increases by 3% each year, and ranges from $15,630 per month for the first year to $18,118 per month for the fifth year.

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 11 months and 5 years. As of June 30, 2022, and December 31, 2021, the weighted-average remaining term is 2.67 and 2.72 years, respectively.

The Company has determined that the incremental borrowing rate is 10% as of June 30, 2022, and December 31, 2021, respectively, based upon the recently completed financing transaction in December 2019.

Future minimum payments as of June 30, 2022, are as follows:

Year Ending December 31,
2022	$54
2023	153
2024	174
2025	158
Thereafter	373
Less imputed interest	(23)
Total	$889

As of June 30, 2022, and December 31, 2021, the balance of the right of use assets was $889,000 and $149,000, respectively, and the corresponding lease liability balance was $889,000 and $149,000, respectively. The total rent expense for the six months ended June 30, 2022, and June 30, 2021 amounted to approximately $34,000 and $22,000, respectively. Total rent expense for short term leases for the six months ended June 30, 2022 and June 30, 2021 amounted to approximately $10,000 for both periods.

Note 14: Research, Consulting and Supply Agreements

In January 2021, the Company entered into a Sponsor Agreement with the Centre for Human Drug Research (“CHDR”) for a Phase 1 clinical study to assess the safety, tolerability, and biological activity of Ampligen as a potential intranasal therapy. The Company has paid CHDR approximately $1,066,000.

In April 2021, the Company approved a proposal from Polysciences for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. The Company is working with Polysciences to negotiate and finalize both a Service Agreement and a Quality Agreement. For the year ended December 31, 2021 the Company has incurred an expense and paid Polysciences approximately $250,000. For the period ended June 30, 2022, the Company paid Polysciences $102,780.

In April 2022, AIM executed a work order with Amarex Clinical Research LLC (“Amarex”), our contract research organization, pursuant to which Amarex will manage a Phase 2 clinical trial in advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that the study will cost approximately $8.2 million, which includes pass through costs of approximately $1.0 million and excludes certain third-party costs and escalations. AIM anticipates that the study will take approximately 4.6 years to complete.

On June 13, 2022, AIM executed a work order with Amarex, pursuant to which Amarex will manage a Phase 2 trial in patients with Post-COVID Conditions, once FDA authorization to proceed is received. It is planned that the study will be conducted at up to 10 sites in the United States. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $4.4 million, which includes pass through costs of approximately $125,470, investigator costs estimated at about $2.4 million and excludes certain other third-party costs and escalations.

In December 2020, AIM added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance its capacity to produce Ampligen. This addition amplifies AIM’s manufacturing capability by providing redundancy and cost savings. The contracts augment our active and in-process fill and finish capacity. For the period ended December 31, 2021, the Company has incurred an expense and paid Pii approximately $89,000. For the six months ended June 30, 2022, the Company incurred an expense and paid Pii approximately $243,000.

Note 15: Subsequent Events

AIM received a notice of nominations, dated July 8, 2022 (the “Purported Nomination Notice”), from Jonathan Thomas Jorgl, purporting to give notice of his intent, as a holder of 1,000 shares of AIM common stock, to nominate two director candidates for election to AIM’s board of directors (the “Board”) at AIM’s 2022 annual meeting of stockholders (the “Annual Meeting”). As the Board currently comprises three members, Mr. Jorgl is seeking to change control of the Board. On July 14, 2022, the Board unanimously determined that the Purported Nomination Notice was defective for noncompliance with the advance notice provisions of AIM’s Amended and Restated Bylaws (the “Bylaws”) and should be rejected and disregarded. The Board also determined that AIM should institute legal action against Mr. Jorgl and those believed to be acting in concert with him as an activist group to prevent further harm to the Company.

On July 15, 2022, the Company filed a lawsuit in the United States District Court for the Middle District of Florida, Ocala Division, against Mr. Jorgl and six other defendants (his nominees Robert Chioini and Michael Rice as well as Franz Tudor, Todd Deutsch, Ted Kellner and Walter Lautz), seeking to enjoin the seven defendants from committing any further violations of various federal securities laws. AIM’s lawsuit alleges that these seven individuals have failed to register as a group pursuant to U.S. securities laws and have committed other unlawful actions in the context of their attempt to effectuate a takeover of the Board. On July 19, 2022, AIM notified Mr. Jorgl that the Board had determined the Purported Nomination Notice was invalid and failed to satisfy the Bylaws and that any purported nominations thereunder would be disregarded at the Annual Meeting.

On July 29, 2022, Mr. Jorgl sued AIM and each of its three directors in the Court of Chancery of the State of Delaware, seeking a declaratory judgement that the Purported Nomination Notice was valid and that AIM must include Mr. Jorgl’s two purported nominees in AIM’s proxy materials to be distributed in connection with the Annual Meeting. In his lawsuit, Mr. Jorgl also seeks certain injunctive relief against AIM. On August 12, 2022, a hearing was held in the Court of Chancery concerning a motion for a temporary restraining order (“TRO”) sought by Mr. Jorgl. Absent a stipulation of the parties resolving certain issues, the Vice Chancellor expects to rule on the motion for a TRO on Monday, August 15, 2022.

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

All statements, other than statements of historical fact, included or incorporated herein regarding our strategy, future operations, financial position, future revenues, projected costs, plans, prospects and objectives are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements and their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties.

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to adequately fund our projects as we will need additional funding to proceed with our objectives; the potential therapeutic effect of our products; the possibility of obtaining regulatory approval; our ability to find senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms; our ability to manufacture and sell any products; our ability to enter into arrangements with third party vendors; market acceptance of our products; our ability to earn a profit from sales or licenses of any drugs; our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry; and future matters related to our New Jersey facility, which by definition we cannot define at this time.

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

With the outbreak of the COVID-19 coronavirus and our prior research into Ampligen’s antiviral activity against Severe Acute Respiratory Syndrome, or SARS, we now are focusing on the potential of Ampligen to serve as a protective prophylaxis and an early-onset therapeutic for severe respiratory viruses, including SARS-CoV-2. Our beliefs rely on a number of studies. No assurance can be given that future studies will not result in findings that are different from those reported in the studies we refer to. The pandemic is disrupting world health and world economies and most likely will continue to do so for a long time. While we are able to continue to operate, clearly, like all businesses, we are unable to gauge how bad this pandemic will affect our operations in the future. We reached out to numerous foreign governments related to COVID-19 and, if successful, may be working in these countries. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential operations in foreign countries will not be adversely affected by these risks. We have filed provisional patent applications related to the COVID-19 coronavirus. However, these filings do not assure that patents will ultimately be granted.

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

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”), for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program, or EAP, as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey related to CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in this territory, is performing EAP activities. In January 2017, the EAP was extended to pancreatic cancer patients beginning in the Netherlands. In February 2018, we signed an amendment to extend the territory to cover Canada to treat pancreatic cancer patients, pending government approval. In March 2018, we signed an amendment to which myTomorrows will be our exclusive service provider for special access activities in Canada for the supply of Ampligen for the treatment of CFS. MyTomorrows provides services related to the supply and distribution of Ampligen to patients in Early Access Programs (EAP) which is initiated through a physician’s request; there have been no physician requests that have led to government approval, therefore no patients have been treated under an EAP for either pancreatic cancer or CFS in Canada. No assurance can be given that we can sufficiently supply product should we experience an unexpected demand for Ampligen in our clinical studies, the commercial launch in Argentina or pursuant to the EAPs. No assurance can be given that Ampligen will prove effective in the treatment of pancreatic cancer. The agreement was automatically extended for a period of 12 months on May 20, 2021, and again for an additional period of 12 months on May 20, 2022.

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

In May 2021, we exercised our option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 2018 sale and lease-back agreement. We thereafter sold certain equipment and machinery that we determined to be obsolete and no longer needed for current or future manufacturing. Then, on March 3, 2022, we entered into an Agreement of Sale and Purchase with Acellories, Inc. as purchaser pursuant to which we will sell our property for $3.9 million; AIM will keep some space specifically for its Alferon activity. The Closing Date was extended to August 31, 2022, subject to AIM’s right to further extend the Closing Date as set forth in Section 4(b) of the Purchase Agreement.

In June 2022 we entered into a lease agreement with the New Jersey Economic Development Authority for a 5,210 square-foot, state-of-the-art R&D facility at the New Jersey Bioscience Center (“NJBC”), primarily consisting of two separate laboratory suites. The facility is AIM’s operations, research and development center.

The production of new Alferon N Injection Active Pharmaceutical Ingredient, or API, is currently on hold. While the New Brunswick facility is approved by the FDA under the Biological License Application, or BLA, for Alferon N Injection. While we are selling the New Brunswick facility, we intend to maintain a certain amount of space at that facility, the sale of the facility will move up the timeline for contracting with a CMO, or CMOs, capable of producing Alferon, and receiving FDA approval to do so, prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon N Injection API, it will need FDA approval as to the quality and stability of the final product before commercial sales can resume. We may need additional funds to finance the validation process. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon N Injection inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

In December 2020, we added Pii as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our active and in-process fill and finish capacity.

Due to continuing delays and other obstacles related to importing Ampligen to China, on August 10, 2022, we ended our contract with Shenzhen Smoore Technology for the development of an Ampligen delivery device for the treatment of SARS-CoV-2.

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

Our flagship products are Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon alfa-n3). Ampligen has not been approved by the FDA or marketed in the United States. Ampligen is approved for commercial sale in the Argentine Republic for the treatment of severe CFS.

Our primary present business focus involves Ampligen. Ampligen represents a dsRNA being developed for globally important cancers, viral diseases and disorders of the immune system.

We currently are proceeding primarily in four areas:

●	A randomized controlled study to evaluate efficacy and safety of Ampligen compared to a control group to treat locally advanced pancreatic cancer patients.

●	Evaluate Ampligen in other cancers, as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to check point inhibitors.

●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, new viruses and mutated viruses thereof.

●	Ampligen as a treatment for ME/CFS and fatigue and/or Post-COVID conditions of fatigue.

We are prioritizing our activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. We intend that priority clinical work be conducted in FDA- or EMA-authorized trials which could support a potential future NDA. However, our antiviral experimentation is designed to accumulate additional preliminary data supporting our hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, we will conduct our antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues.

Immuno-Oncology.

We are focused on pancreatic cancer because testing results, to date, primarily conducted in the Netherlands, have been very promising. The Netherlands study generated statistically significant data indicating that Ampligen extended survival well beyond the Standard of Care (“SOC”), when compared to well-matched historical controls. These data support the proposition that Ampligen, when administered to either patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy showed a statistically significant increase in survival rate. In October 2021, we and our Contract Research Organization, Amarex, submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. The FDA placed the study on Clinical Hold in November 2021 and provided valuable feedback on the study design. We submitted our response to the Clinical Hold in February 2022. In March 2022, we received notification from the FDA that the Clinical Hold was released and cleared, meaning that we are now able to proceed with the study. Assuming this trial and subsequent planned clinical trials confirm the existing data, our goal is to then submit an NDA for use of Ampligen in pancreatic cancer patients.

Ampligen has also demonstrated in the clinic the potential for standalone efficacy in a number of solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. In fact, in March 2022 we announced interim data from an investigator-initiated, Phase 2, single-arm, efficacy/safety trial to evaluate the effectiveness of combining intensive locoregional intraperitoneal (IP) chemoimmunotherapy of cisplatin with IP Ampligen (TLR-3 agonist) and IV infusion of the checkpoint inhibitor pembrolizumab for patients with recurrent platinum-sensitive ovarian cancer. We believe that data from the study, which is being conducted by the University of Pittsburgh Medical Center and funded by a Merck grant, demonstrated that when combining three drugs – Ampligen and pembrolizumab, which are both immune therapies, with cisplatin, a chemotherapy – evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function has been seen. Importantly, increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. These successes in the field of immuno-oncology have guided our efforts toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. The first of our patent applications in this space was granted by the Netherlands on March 15, 2021.

Please see “Immuno-Oncology” below.

Ampligen as an Antiviral.

We have a research and pre-clinical history that indicates broad-spectrum antiviral capability of Ampligen in animals. We hope to demonstrate that it has the same effect in humans. To do this, among other things, we need a population infected with a virus. That is why we have spent significant resources on COVID-19 (the disease caused by SARS-CoV-2) which is active and still infecting many subjects. While much would need to be done to get Ampligen to market as a broad-spectrum antiviral, we believe that it is important to focus our efforts first and foremost on thoroughly proving the concept, especially while there is still a large COVID-19-infected population. Previously, animal studies were conducted that yielded positive results utilizing Ampligen to treat numerous viruses, such as Western Equine Encephalitis Virus, Ebola, Vaccinia Virus (which is used in the manufacture of smallpox vaccine) and SARS-CoV-1. We have conducted experiments in SARS-CoV-2 showing Ampligen has a powerful impact on viral replication. The prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against SARS-CoV-2.

The FDA has requested that we provide additional data to assist the agency in evaluating the potential risks and benefits of administering Ampligen to asymptomatic and mild COVID-19 individuals. However, as discussed in more detail below, where the threat to the patient from COVID-19 is high, the FDA has already authorized Ampligen in a clinical trial of patients with COVID-19 who have a pre-existing cancer. That Phase 1/2a study utilizing Ampligen is underway. We have also elected to explore studies (initially with healthy volunteers) outside the United States and have already conducted an intranasal safety study in the Netherlands.

In this regard, CHDR, a foundation located in Leiden in the Netherlands, managed a Phase 1 randomized, double-blind study for us to evaluate the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. All patients had completed treatment by June 2021 and the Final Safety Report reported no Serious or Severe Adverse Events at any dosage level.

Today, over two years after COVID-19 first appeared, the world has a number of vaccines and some promising therapeutics. Our quest to prove the antiviral activities of Ampligen continues. If Ampligen has the broad-spectrum antiviral properties that we believe that it has, it could be a very valuable tool in treating variants of existing viral diseases, including COVID-19, or novel ones that arise in the future. Unlike most developing therapeutics which attack the virus, Ampligen works differently. We believe that it activates antiviral immune system pathways that fight not just a particular virus or viral variant, but other similar viruses as well.

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

While developing a comprehensive response to the FDA and a plan for a confirmatory trial for the FDA NDA, we proceeded independently in Argentina and, in August 2016, we received approval of an NDA from ANMAT for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina.

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received Institutional Review Board (“IRB”) approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of June 30, 2022, there were 11 patients enrolled in this open-label expanded access treatment protocol (including three patients with Post-COVID-19 Conditions). To date, there have been five such Post-COVID patients treated. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures.

We plan on a comprehensive follow through with the FDA regarding the use of Ampligen as a treatment for ME/CFS. We have learned a great deal since the FDA’s CRL and plan to adjust our approach to concentrate on specific ME/CFS symptoms. Responses to the CRL and a proposed confirmatory trial are being worked on now by our R&D team and consultants.

Please see “Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS)” below.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of Ampligen (rintatolimod), a first-in-class drug of large macromolecular double-stranded (ds) RNA (ribonucleic acid) molecules, and our FDA-approved natural alpha-interferon product, Alferon N Injection.

Ampligen®

Ampligen is approved for sale in Argentina (to 2026) for severe CFS and is an experimental drug in the United States currently undergoing clinical development for the treatment of certain cancers and ME/CFS. Over its developmental history, Ampligen has received various designations, including Orphan Drug Product Designation (FDA and EMA), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Based on the results of published, peer-reviewed pre-clinical studies and clinical trials, we believe that Ampligen may have broad-spectrum antiviral and anti-cancer properties.

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

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021 and again in 2022. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of June 30, 2022, there are 11 patients enrolled in this open-label expanded access treatment protocol (including three Post-COVID-19 patients). To date, there have been five such Post-COVID patients treated. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also is managing all Early Access Programs and Special Access Programs in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement was automatically extended for a period of 12 months on May 20, 2021, and again for an additional period of 12 months on May 20, 2022.

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

In 2018, we completed production of two commercial-size batches of more than 16,000 vials of Ampligen, following its “Fill & Finish” at Jubilant HollisterStier, the Contract Manufacturing Organization. These lots passed all required testing for regulatory release for human use and are being used for multiple programs, including: the treatment of ME/CFS; the pancreatic cancer EAP in the Netherlands; and will continue to be used for ongoing and future clinical studies in oncology. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant HollisterStier. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials. Additionally, in December 2020, we added Pii as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our active and in-process fill and finish capacity.

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

●	Advanced Recurrent Ovarian Cancer

○	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study is planned to be conducted in the future. https://clinicaltrials.gov/ct2/show/NCT02432378

○	A follow-up Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. We announced interim data from the study demonstrating that evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function was seen when combining Ampligen, pembrolizumab and cisplatin. Increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. Interim results announced March 2022 detailed an observed clinical response rate of 61% includes two complete and three partial tumor responses, plus three patients with stable disease among the 13 evaluable patients. An important priority will be to confirm these findings through continuing to enroll patients onto this study. https://clinicaltrials.gov/ct2/show/NCT03734692

In March 2021, we were granted a patent by the Netherlands Patent Office with granted patent claims that include, but are not limited to, the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors (e.g. pembrolizumab, nivolumab). Interim data from an investigator-initiated, Phase 2, single-arm, efficacy/safety trial demonstrated that evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function was seen when combining Ampligen, pembrolizumab and cisplatin. It is critical to note that increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. All told, the study has seen an Objective Response Rate (ORR) 38.5%; a study of pembrolizumab alone in the treatment of advanced recurrent ovarian cancer found ORR of 8.1% and 9.9% across two cohorts. The positive data makes this patent have heightened potential. Similar patents are pending in other counties.

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. https://www.clinicaltrials.gov/ct2/show/NCT03599453. The key findings announced April 2022 included:

○	The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME).

○	Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME).

○	In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced.

○	Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021.

○	An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint https://clinicaltrials.gov/ct2/show/NCT03403634. The key findings announced April 2022 included:

○	The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046).

○	Saw increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios.

○	The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment.

○	Median OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months.

○	No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization; the objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy; the goal of this approach is to increase survival. Interim results announced in March 2022 detailed data gathered from evaluating paclitaxel’s impact on chemokine production in the human breast tumor microenvironment (TME) and the ability of a chemokine modulatory regimen (CKM) of Ampligen and Interferon-α to mitigate potentially undesirable aspects of taxane chemotherapy. Based on the results, we believe that the combination chemokine modulatory regimen including Ampligen has the potential to mitigate undesirable aspects of taxane chemotherapy. Investigators are currently analyzing data. https://clinicaltrials.gov/ct2/show/NCT04081389

The below Ampligen clinical trials are in the planning stages:

●	Phase 2 Pancreatic Cancer Trial - The AMP-270 clinical trial is planned to be a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen versus a no treatment control group following FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. The AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC) and Erasmus MC in the Netherlands are expected to be the primary study sites. In March 2022, we received notification from the FDA that the Clinical Hold was released and cleared, meaning that we are now able to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial.

●	Refractory Melanoma — Phase 2 study planned to evaluate polarized dendritic cell vaccine, interferon alpha-2, Ampligen and celecoxib for the treatment of HLA-A2+ refractory melanoma at Roswell Park. Up to 24 patients to be enrolled (See: https://www.clinicaltrials.gov/show/NCT04093323).

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

A total of 42 pancreatic cancer patients initially received treatment with Ampligen immuno-oncology therapy under the EAP program at Erasmus MC in the Netherlands; that initial program has since continued to expand and proceed with additional patients to be treated with Ampligen Supervised by Prof. C.H.J. van Eijck, MD. The team at Erasmus MC in September 2020 reported data which demonstrated a statistically significant positive survival benefit when using Ampligen in patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy, compared with historical control patients. We are working with our Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track.” We have applied for fast-track status; have received denials to date; and are currently working through the FDA process to provide all the materials and information required to achieve fast-track status. The IND authorization to proceed with the Phase 2 pancreatic cancer clinical trial has been received with potential sites in the Netherlands at Erasmus MC under Prof. C.H.J. van Eijck, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC).

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

Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS)

Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS), also known as Chronic Fatigue Immune Dysfunction Syndrome (“CFIDS”) and Chronic Fatigue Syndrome (CFS), is a serious and debilitating chronic illness and a major public health problem. ME/CFS is recognized by both the government and private sector as a significant unmet medical need, including the U.S. National Institutes of Health (“NIH”), FDA and the CDC. The CDC states on its website at https://www.cdc.gov/me-cfs/ that “Myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS) is a serious, long-term illness that affects many body systems. People with ME/CFS are often not able to do their usual activities. At times, ME/CFS may confine them to bed. People with ME/CFS have severe fatigue and sleep problems. ME/CFS may get worse after people with the illness try to do as much as they want or need to do. This symptom is known as post-exertional malaise (PEM). Other symptoms can include problems with thinking and concentrating, pain, and dizziness.”

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

As noted above in Overview; General; Ampligen as a treatment for ME/CFS and Post-COVID Conditions, we have long been focused on seeking the FDA’s approval for the use of Ampligen to treat ME/CFS. In fact, in February 2013, we received a CRL from the FDA for our Ampligen NDA for ME/CFS, stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses.

While developing a comprehensive response to the FDA and a plan for a confirmatory trial for the FDA NDA, we proceeded independently in Argentina and, in August 2016, we received approval of an NDA from ANMAT for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina.

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

●	The Barnard 2006 study (https://journals.sagepub.com/doi/abs/10.1177/095632020601700505) found that Ampligen reduced virus lung levels to below detectable limits.

●	The Day 2009 study (https://www.sciencedirect.com/science/article/pii/S0042682209005832) found that, instead of 100% mortality, there was 100% protective survival using Ampligen.

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

In April 2020, we entered into a Material Transfer and Research Agreement (“MTA”) with Shenzhen Smoore Technology to study the utilization of an innovative Smoore inhalation delivery device and Ampligen as a potential treatment approach for the SARS-CoV-2 pandemic. The MTA was extended for two years in May 2021. Due to continuing delays and other obstacles related to importing Ampligen to China, we ended our contract with Smoore on August 10, 2022.

In August 2020, we contracted Amarex to act as our Clinical Research Organization and provide regulatory support with regard to a possible clinical trial testing Ampligen’s potential as a COVID-19 prophylaxis via intranasal delivery.

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

In January 2021, we entered into a Sponsor Agreement with CHDR to manage a Phase 1 randomized, double-blind study to evaluate the safety and activity of repeated intranasal administration of Ampligen. AIM funded and sponsored the study. This study was designed to assess the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. All patients had completed treatment by June 2021 and the Final Safety Report reported no Serious or Severe Adverse Events at any dosage level. We believe that the trial is a critical step in our ongoing efforts to develop Ampligen as a potential prophylaxis or treatment for COVID-19 and other respiratory viral diseases. Amarex provided us with monitoring support during the trial.

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

Additionally, we filed two COVID-19-related provisional patent applications in the third quarter of 2021. In August, we filed an application for Ampligen as both an intranasal and an intravenous therapy for what we describe as Post-COVID conditions. The people suffering from Post-COVID conditions, including some young adults, can be afflicted with severe difficulties in concentrating; serious memory problems; and the inability to live an active lifestyle, to work and even to perform everyday tasks. Early data has demonstrated that patients with symptoms of Post-COVID conditions being treated with Ampligen in the ongoing AMP-511 Expanded Access Program have reported improvements in fatigue symptoms. Similarly, in ME/CFS, data supports the claim that Ampligen improves fatigue symptoms. Then in September, we filed a patent application for Ampligen as a potential early-onset intranasal therapy designed to enhance and expand infection-induced immunity, epitope spreading, cross-reactivity and cross-protection in patients exposed to a wide range of RNA respiratory viruses, such as influenza, Rhinoviruses and SARS-CoV-2.

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

In June 2022, we announced that the Netherlands Patent Office (Octrooicentrum Nederland) had issued Patent No. 2027383 – a utility patent – covering Ampligen® (rintatolimod) and other AIM developed dsRNA products for use in the prevention or treatment of COVID-19, with a base patent term extending until 2041.

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

MANUFACTURING

ANMAT in Argentina approved Ampligen for commercial distribution for the treatment of CFS in 2016. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina (See “Our Products; Ampligen” above).

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

In December 2020, we added Pii as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our existing fill and finish capacity. We are prepared to initiate the production of additional Ampligen when and if needed.

In May 2021, we exercised our option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 2018 sale and lease-back agreement. We thereafter sold certain equipment and machinery that we determined to be obsolete and no longer needed for current or future manufacturing. Then, on March 3, 2022, we entered into an Agreement of Sale and Purchase with Acellories, Inc. as purchaser pursuant to which we will sell our property for $3.9 million; AIM will keep some space specifically for its Alferon activity. The Closing Date was extended to August 31, 2022, subject to AIM’s right to further extend the Closing Date as set forth in Section 4(b) of the Purchase Agreement.

In June 2022 we entered into a lease agreement with the New Jersey Economic Development Authority for a 5,210 square-foot, state-of-the-art R&D facility at the NJBC, primarily consisting of two separate laboratory suites. The lease commences on July 1, 2022, and runs through August 31, 2027, but can be extended for an additional five-year period. The facility is AIM’s operations, research and development center.

Our business plan calls for the utilization of one or more CMO to produce Ampligen API. While we believe we have sufficient Ampligen API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In this regard, in April 2021, we approved a proposal from Polysciences for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. We are utilizing Polysciences’s expertise to refine our approach to polymer production. Additionally, we continue to be open to the possibility of agreements with other CMOs, so as to create redundancy and to meet the potential need for larger quantities of API.

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

In May 2016, we entered into a five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands-based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. We are supporting these efforts and supplying Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales (as defined in the Impatients Agreement) of Ampligen sold in the Territory where Marketing Authorization was obtained. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. We believe that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between five and fifteen years from the First Commercial Sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP.  No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen in the Territory. The agreement was automatically extended for a period of 12 months on May 20, 2021, and again for an additional 12 months on May 20, 2022.

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

In August 2017, we extended our agreement with Asembia LLC, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection throughout the United States. This agreement has expired and we are currently in discussions with Asembia exploring the continuation and expansion of this relationship. We also are seeking other potential sources.

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

Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. A 6% matching contribution by us was reinstated effective January 1, 2021. For the period ending June 30, 2022 we made $72,000 in contributions and for the period ending December 31, 2021 $139,000 contributions were made.

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

Three months ended June 30, 2022 versus three months ended June 30, 2021

Net Loss

Our net loss was approximately $4,851,000 and $5,876,000 for the three months ended June 30, 2022, and 2021, respectively, representing a decrease in loss of approximately $1,025,000 or 18%. This decrease in loss was primarily due to the following:

●	a decrease of the quarterly revaluation of certain redeemable warrants of $4,000;
●	a decrease in gain from sale of Income tax operating of $56,000;
●	a decrease in interest expense and finance cost of $2,720,000;
●	a decrease in production costs of $210,000; offset by
●	an increase in loss on investments, net of $470,000;
●	an increase in interest and other income of $28,000;
●	an increase in general and administrative expenses of $36,000;
●	an increase in research and development expenses of $1,158,000.

Net loss per share was $(0.10) and $(0.12) for the three months ended June 30, 2022, and 2021, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2022, was 48,034,100 as compared to 47,832,997 as of June 30, 2021.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $30,000 and $23,000 for the three months ended June 30, 2022 and 2021, respectively. The change was due primarily to the increase in drug utilization for the AMP-511 study for the two sites that are open and treating patients.

Production Costs

Production costs were approximately $69,000 and $279,000, respectively, for the three months ended June 30, 2022, and 2021, representing a decrease of $210,000 in production costs in the current period. The decrease was due primarily to a reduction in depreciation for the building that is held for sale.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2022, were approximately $2,475,000 as compared to $1,317,000 for the same period a year ago, reflecting an increase of approximately $1,158,000. The primary reason for the increase in research and development costs was largely due to an increase in clinical trials expense of $1,092,000 of which $1,026,000 is with Amarex, consulting fees of $11,000, salaries and employee benefits of $68,000; net with a decrease of expenses for outside consulting of $35,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2022, and 2021, were approximately $2,181,000 and $2,145,000, respectively, reflecting an increase of approximately $36,000. The increase in G&A expenses during the current period was mainly due to an increase in insurance expense of $54,000 and professional fees of $242,000, offset by a decrease in salaries, benefits, and other compensation of $44,000, travel expenses of $15,000 and stock compensation of $206,000.

Loss on Investments, net

Loss on investments for the three months ended June 30, 2022, and 2021 was approximately $470,000 and $0 respectively. This loss for the three months ended June 30, 2022 was due to the change in fair value of equity investments.

Interest and Other Income

Interest and other income for the three months ended June 30, 2022, and 2021 was approximately $79,000 and $51,000, respectively. This represents a net increase of approximately $28,000.

Interest Expense and Other Finance Costs

Interest and other finance costs decreased $2,720,000 primarily due to the extinguishment of debt and notes payable of $2,701,000 in the three months ended June 30, 2021. We had no debt in the three months ended June 30, 2022.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability amounted to a gain of $3,000 for the three months ended June 30, 2022, compared to a gain of approximately $7,000 for the three months ended June 30, 2021 (see “Financial Statements: Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain from sale of income tax operating losses

The quarterly income tax benefit for the three months ended June 30, 2022 amounted to a gain of approximately $232,000 compared to a gain of $289,000 for the three months ended June 30, 2021 due primarily to a change in the deferred tax asset recorded for the New Jersey NOL to be sold.

Six months ended June 30, 2022 versus six months ended June 30, 2021

Net Loss

Our net loss was approximately $8,671,000 and $9,455,000 for the six months ended June 30, 2022, and 2021, respectively, representing a decrease in loss of approximately $784,000 or 8%. This decrease in loss was primarily due to the following:

●	a decrease in interest expense and finance cost of $2,768,000;
●	a decrease in general and administrative expenses of $3,000;
●	a decrease in production costs of $370,000;
●	a decrease in gain from sale of Income tax operating of $47,000; offset by
●	an increase in loss on investments, net of $1,404,000;
●	an increase of the quarterly revaluation of certain redeemable warrants of $63,000;
●	an increase in interest and other income of $4,000;
●	an increase in research and development expenses of $769,000.

Net loss per share was $(0.18) and $(0.20) for the years ended June 30, 2022, and 2021, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2022, was 48,014,713 as compared to 46,805,492 as of June 30, 2021.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $64,000 and $52,000 for the six month periods ended June 30, 2022 and 2021, respectively. The change was due primarily to the increase in drug utilization for the AMP-511 study for the two sites that are open and treating patients.

Production Costs

Production costs were approximately $147,000 and $517,000, respectively, for the six months ended June 30, 2022, and 2021, representing a decrease of $370,000 in production costs in the current period. The decrease was due primarily to a reduction in depreciation for the building that is held for sale.

Research and Development Costs

Overall R&D costs for the six months ended June 30, 2022, were approximately $3,511,000 as compared to $2,742,000 for the same period a year ago, reflecting an increase of approximately $769,000. The primary reason for the increase in research and development costs was largely due to an increase in clinical trials expense of $467,000 which includes $967,000 with Amarex net with a decrease with CHDR of $500,000, also increases in outside consultants of $206,000, salaries and employee benefits of $94,000, and travel fees of $20,000.

General and Administrative Expenses

G&A expenses for the six months ended June 30, 2022, and 2021, were approximately $4,253,000 and $4,256,000, respectively, reflecting a decrease of approximately $3,000. The decrease in G&A expenses during the current period was mainly due to a decrease in stock compensation of $489,000, offset by an increase in accounting, professional and legal fees of $454,000.

Loss on Investments, net

Loss on investments for the six months ended June 30, 2022, and 2021 was approximately $1,404,000 and $0 respectively. This loss for the six months ended June 30, 2022 was due to the change in fair value of equity investments.

Interest and Other Income

Interest and other income for the six months ended June 30, 2022, and 2021 was approximately $124,000 and $120,000, respectively. This represents a net increase of approximately $4,000.

Interest Expense and Other Finance Costs

Interest and other finance costs decreased $2,768,000 primarily due to the extinguishment of debt and notes payable of $2,701,000 in the six months ended June 30, 2021. We had no debt in the six months ended June 30, 2022.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability amounted to a gain of $34,000 for the six months ended June 30, 2022, compared to a loss of approximately $29,000 for the six months ended June 30, 2021 (see “Financial Statements: Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain from sale of income tax operating losses

The quarterly income tax benefit for the six months ended June 30, 2022 amounted to a gain of approximately $422,000 compared to a gain of $469,000 for the six months ended June 30, 2021 due primarily to a change in the deferred tax asset recorded for the New Jersey NOL to be sold.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2022, was approximately $5,071,000 compared to approximately $4,763,000 for the same period in 2021, representing a change of $308,000. The primary reasons for this change in cash used in operations in 2022 was related to non-cash charges which primarily consisted of $517,000 in stock compensation, $1,404,000 of loss on investments, net, and $551,000 of gain from sale of income tax operating losses. The main changes in working capital were an increase in accounts payable and prepaid expenses and a decrease in accrued expense.

Cash provided by investing activities for the six months ended June 30, 2022, was approximately $7,375,000 compared to cash used for the same period in 2021 of approximately $629,000 representing a change of $8,004,000. The primary reason for the change for the periods ended June 30, 2022 and June 30, 2021 is the sale of marketable securities of $8,713,000 and $1,613,000, respectively, net with the purchase of marketable securities for the same time period of $1,262,000 and $2,096,000, respectively.

Cash provided by financing activities for the six months ended June 30, 2022, was approximately $55,000 compared to approximately $8,033,000 for the same period in 2021, a decrease of $7,978,000. The primary reason for this decrease was our receipt of $12,887,000 in net proceeds from the sale of shares in the first three months of 2021, offset with a payment for notes payable of $4,732,000.

As of June 30, 2022, AIM had approximately $41,772,000 in cash, cash equivalents and marketable securities, inclusive of approximately $7,320,000 in Marketable Securities, representing a decrease of approximately $6,496,000 from December 31, 2021.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of June 30, 2022, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2022, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Refer to Note 15- Subsequent Events, included in Part I, Item 1 of this Form 10-Q, for a description of pending material legal proceedings.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed below and the factors identified in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, and our subsequent filings with the SEC, that could materially affect our business and financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this Report or other reports filed with the SEC. The risks described below and in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above.

Our business, financial condition and operating results could be negatively affected as a result of actions by activist investors.

An activist stockholder (the “Activist”) submitted a notice to our Board, purporting to nominate two nominees to our three-member Board at the 2022 Annual Meeting of Stockholders. We informed the Activist that our Board determined its purported notice of nomination was invalid, as it did not comply with our Amended and Restated Bylaws. We initiated a lawsuit against the Activist, the Activist’s two nominees, and four additional individuals–all of whom we believe to be acting as a group to attempt to effectuate a takeover of our Board without registering as a group pursuant to U.S. securities laws and some of whom we believe have committed other unlawful actions. The Activist subsequently sued us in the Court of Chancery of the State of Delaware, seeking a declaratory judgment that the purported notice of nominations was valid and certain injunctive relief. If the Activist prevails in its lawsuit, we will be involved in a proxy contest for control of our Board, despite the deficiencies in the Activist’s purported notice of nominations. Even if we prevail in the Delaware litigation, the litigation and the campaign by the Activist and those with whom the Activist is acting in concert against us has, and will have, likely diverted the time and energies of management and required us to incur substantial expense, possibly causing a decrease in stockholder value.

A proxy contest and related litigation, along the lines discussed above, could have a material adverse effect on us for the following reasons:

●	Activist investors may attempt to effect changes in our governance and strategic direction or to acquire control over the Board or AIM. In particular, if the Activist is successful in its litigation and subsequent proxy contest, it may gain control of the Board.

●	While we welcome the opinions of all stockholders, responding to proxy contests and related litigation by activist investors is likely to be costly and time-consuming, disrupt our operations, and potentially divert the attention of our Board, management team and other employees away from their regular duties and the pursuit of business opportunities to enhance stockholder value.

●	Perceived uncertainties as to our future direction of AIM as a result of potential changes to the composition of the Board may lead to the perception of a change in the strategic direction of the business, instability or lack of continuity, which may cause concern to our existing or potential strategic partners, customers, employees and stockholders; may be exploited by our competitors; may result in the loss of potential business opportunities or limit our ability to timely initiate or advance clinical trials; and may make it more difficult to attract and retain qualified personnel and business partners.

●	Proxy contests and related litigation by activist investors could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

10.79	March 24, 2022 Consulting Agreement with Ellen Lintal (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.79 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.80	March 1, 2022 Amendment to Clinical Trial Agreement with hVIVO Services Ltd dated September 27, 2021. (incorporated by reference to exhibit 10.80 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.81	March 3, 2022 Agreement of Sale and Purchase with Acellories, Inc for sale of 783 Jersey Avenue, New Brunswick, NJ building. (incorporated by reference to exhibit 10.81 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.82	March 8, 2022 Change order to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen. (incorporated by reference to exhibit 10.82 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.83	April 7, 2022 Project Work Order with Amarex Clinical Research LLC.to manage Phase 2 clinical trial in advanced pancreatic cancer patients (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 12, 2022).

10.84	June 13, 2022 Project Work Order with Amarex Clinical Research LLC. for a Randomized Double Blind, Placebo Controlled study to Evaluate the Efficacy and Safety of Ampligen in Patients with Post Covid Conditions (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed June 17, 2022).

10.85	June 16, 2022 Lease agreement entered into with New Jersey Economic Development Authority for 5,210 square-foot R&D facility at the New Jersey Bioscience Center (incorporated by reference 10.1 to the Company’s Current Report on Form 8-K (No.001-27072) filed June 21, 2022).

10.86	June 27, 2022 First Amendment to Agreement of Sale and Purchase with Acellories, Inc.*

10.87	August 2, 2022 Second Amendment to Agreement of Sale and Purchase with Acellories, Inc.*

10.88	August 10, 2022 Termination agreement with Shenzhen Smoore Technology Limited *

21.1	List of Subsidiaries (incorporated by reference to exhibit 21 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101	The following materials from AIM’ Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: August 15, 2022

