Form 10-Q
period 2022-09-30
AIM ImmunoTech Inc.
filed 2022-11-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

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

48,082,275 shares of common stock were outstanding, and 713 shares of series B preferred stock were outstanding as November 9, 2022.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29,759	$32,093
Marketable securities	6,986	16,175
Funds receivable from New Jersey net operating loss	—	1,641
Prepaid expenses and other current assets	805	304
Assets held for sale	3,600	—
Total current assets	41,150	50,213
Property and equipment, net	118	4,047
Right of use asset, net	866	149
Patent and trademark rights, net	2,013	1,974
Other assets	2,138	1,316
Total assets	$46,285	$57,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$957	$198
Accrued expenses	1,767	438
Current portion of operating lease liability	171	37
Total current liabilities	2,895	673
Long-term liabilities:
Operating lease liability	695	112
Redeemable warrants	—	35
Commitments and contingencies (Notes 12, 13, and 14)

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 713 and 715 issued and outstanding, respectively	713	715
Common Stock, par value $0.001 per share, authorized 350,000,000 shares: 48,082,275, and 47,994,672, issued and outstanding, respectively	48	48
Additional paid-in capital	418,091	417,217
Accumulated deficit	(376,157)	(361,101)
Total stockholders’ equity	42,695	56,879
Total liabilities and stockholders’ equity	$46,285	$57,699

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Clinical treatment programs - US	$21	$33	$85	$85
Costs and Expenses:
Production costs	—	157	—	674
Research and development	1,372	2,006	4,883	4,749
General and administrative	5,170	1,799	9,569	6,055
Total Costs and Expenses	6,542	3,962	14,452	11,478
Operating loss	(6,521)	(3,929)	(14,367)	(11,393)
Loss on investments	(365)	—	(1,769)	—
Interest and other income, net	172	(20)	296	100
Interest expense and other finance costs	—	—	—	(67)
Extinguishment of financing obligation and note payable	—	—	—	(2,701)
Gain on sale of fixed assets	—	—	—	216
Redeemable warrants valuation adjustment	1	51	35	22
Gain from sale of income tax operating losses	328	72	749	542

Net Loss	(6,385)	(3,826)	(15,056)	(13,281)

Other comprehensive (loss), net of tax
Reclassification adjustment for realized investment loss	—	101	—	126
Change in unrealized loss on marketable securities available for sale	—	(104)	—	(329)
Comprehensive loss	$(6,385)	$(3,829)	$(15,056)	$(13,484)
Basic and diluted loss per share	$(0.13)	$(0.08)	$(0.31)	$(0.28)
Weighted average shares outstanding basic and diluted	48,079,210	47,846,074	48,036,559	47,156,158

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2022

(in thousands except share data)

(Unaudited)

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2021	$715	47,994,672	$48	$417,217	$—	$(361,101)	$56,879
Equity-based compensation	—	—	—	242	—	—	242
Net comprehensive loss	—	—	—	—	—	(3,820)	(3,820)
Balance March 31, 2022	$715	47,994,672	$48	$417,459	$—	$(364,921)	$53,301
Common stock issuance, net of costs	—	54,150	—	55	—	—	55
Equity-based compensation	—	—	—	275	—	—	275
Series B preferred shares converted to common shares	(2)	—	—	2	—	—	—
Net comprehensive loss	—	—	—	—	—	(4,851)	(4,851)
Balance June 30, 2022	$713	48,048,822	$48	$417,791	$—	$(369,772)	$48,780
Common stock issuance, net of costs	—	32,895	—	25	—	—	25
Equity-based compensation	—	—	—	275	—	—	275
Cashless Warrant Conversion	—	558	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—	(6,385)	(6,385)
Balance September 30, 2022	713	48,082,275	48	418,091	—	(376,157)	42,695

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

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(in thousands)

(Unaudited)

	2022	2021
Cash flows from operating activities:
Net loss	$(15,056)	$(13,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	29	484
Redeemable warrants valuation adjustment	(35)	(22)
Extinguishment of financing obligation and note payable	—	2,701
Amortization of patent, trademark rights	57	97
Changes in ROU assets	(717)	35
Gain on sale of property and equipment	—	(216)
Gain from sale of income tax operating losses	(749)	(542)
Equity-based compensation	792	1,320
Gain (Loss) on sale of marketable securities	1,768	126
Amortization of finance and debt issuance costs	—	47
Change in assets and liabilities:
Accounts receivable	—	6
Funds Receivable from New Jersey net operating loss	1,641	1,090
Prepaid expenses and other current assets and other non-current assets	(500)	64
Lease liability	717	(35)
Other Assets	(73)	—
Accounts payable	758	(14)
Accrued expenses	1,329	(80)
Net cash used in operating activities	(10,039)	(8,220)
Cash flows from investing activities:
Proceeds from sale of marketable securities	9,082	849
Purchase of marketable securities	(1,661)	(1,611)
Purchase of property and equipment	—	(34)
Proceeds from sale of property and equipment	300	245
Purchase of patent and trademark rights	(96)	(444)
Net cash provided by (used in) investing activities	7,625	(995)
Cash flows from financing activities:
Payment of financing obligation	—	(4,732)
Financing obligation payments	—	(122)
Proceeds from sale of stock, net of issuance costs	80	12,917
Net cash provided by financing activities	80	8,063
Net decrease in cash and cash equivalents	(2,334)	(1,152)
Cash and cash equivalents at beginning of period	32,093	38,501
Cash and cash equivalents at end of period	$29,759	$37,349
Supplemental disclosures of non-cash investing and financing cash flow information:
Operating lease-Right of Use Assets	$717	$—
Unrealized loss on marketable securities	$(1,170)	$(329)
Conversion of Series B preferred	$2	$7

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

Our flagship products are Ampligen® (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection® (Interferon alfa-n3). Ampligen has not been approved by the U.S. Food and Drug Administration (“FDA”) or marketed in the United States. Ampligen is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

Our primary present business focus involves Ampligen. Ampligen represents a double-stranded RNA being developed for globally important cancers, viral diseases and disorders of the immune system.

The Company is currently proceeding primarily in four areas:

●	A randomized controlled study to evaluate efficacy and safety of Ampligen compared to a control group to treat locally advanced pancreatic cancer patients.
●	Evaluate Ampligen in other cancers, as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to check point inhibitors and other immuno oncology therapies.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or early onset treatment for existing viruses, new viruses and mutated viruses thereof.
●	Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and fatigue and/or Post-COVID conditions of fatigue.

The Company is prioritizing activities in an order related to the stage of development, with those clinical activities in oncology, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. The Company intends that priority clinical work be conducted in trials authorized by the FDA or European Medicines Agency (“EMA”), which trials support commercial development. However, AIM’s antiviral experimentation is designed to accumulate additional preliminary data supporting their hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, AIM will conduct antiviral programs in those venues most readily available including foreign venues and able to generate valid proof-of-concept data,.

In May 2021, AIM exercised the option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 2018 sale and lease-back agreement. The Company thereafter sold certain equipment and machinery that it determined to be obsolete and no longer needed for current or future manufacturing. On March 3, 2022, AIM entered into an Agreement of Sale and Purchase with Acellories, Inc. to purchase the property for an estimated $3.9 million, with AIM’s intention to keep some space specifically for its Alferon activity. The sale closed on November 1, 2022 for $3.7 million net of normal closing cost.

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

In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 2,445,805 and 1,617,145, are excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2022, and 2021, respectively, since their effect is antidilutive due to the net loss.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. There were 300,000 options granted in the nine months ended September 30, 2022, and no options granted in the nine months ended September 30, 2021.

Stock option for employees’ activity during the nine months ended September 30, 2022, is as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2021	1,498,798	$4.22	9.11	$—
Granted	150,000	0.70	9.17	—
Forfeited	(1,684)	117.6	—	—
Expired	—	—	—	—
Outstanding September 30, 2022	1,647,114	$3.78	8.43	$—
Vested and expected to vest September 30, 2022	1,647,114	$3.78	8.43	$—
Exercisable September 30, 2022	1,542,949	$2.43	6.66	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2022	412,500	$4.15	5.85	$—
Granted	150,000	0.70	9.17	—
Expired	(1,684)	117.6	—	—
Vested	(456,651)	1.43	—	—
Unvested September 30, 2022	104,165	$6.52	3.14	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2022	279,723	$6.12	7.93	$—
Granted	150,000	0.70	9.42	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding September 30, 2022	429,723	$4.10	7.96	$—
Vested and expected to vest September 30, 2022	429,723	$4.10	7.96	$—
Exercisable September 30, 2022	354,526	$4.21	8.32	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2022	97,831	$3.89	7.82	$—
Granted	150,000	0.70	9.42	—
Expired	—	—	—	—
Vested	(172,634)	1.16	—	—
Unvested September 30, 2022	75,197	$3.79	8.24	$—

Stock-based compensation expense was approximately $792,000 and $1,320,000 for the nine months ended September 30, 2022, and 2021, resulting in an increase in general and administrative expenses, respectively.

As of September 30, 2022, and 2021, respectively, there was approximately $179,000 and $279,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Marketable Securities

Marketable securities consist of mutual funds. As of September 30, 2022, and December 31, 2021, it was determined that none of the marketable securities had an other-than-temporary impairment. As of September 30, 2022, and December 31, 2021, all securities were measured as Level 1 instruments under the fair value measurements standard (See Note 11: Fair Value). As of September 30, 2022, and December 31, 2021, the Company held approximately $6,986,000 and $16,175,000 in mutual funds.

Mutual Funds classified as available for sale consisted of:

September 30, 2022

(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$6,986	$6,986
Totals	$6,986	$6,986

September 30, 2022

(in thousands)

Securities
Net losses recognized during the period on equity securities	$(1,769)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(598)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(1,171)

Mutual Funds classified as available for sale consisted of:

December 31, 2021

(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$16,175	$16,175
Totals	$16,175	$16,175

December 31, 2021

(in thousands)

Securities
Net losses recognized during the period on equity securities	$(88)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(88)

Note 5: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2022	December 31, 2021
Compensation	$33	$1
Professional fees	1,535	169
Clinical trial expenses	—	61
Other expenses	199	207
	$1,767	$438

Note 6: Property and Equipment, net

	(in thousands)
	September 30, 2022	December 31, 2021
Land, buildings and improvements	$—	$3,900
Furniture, fixtures, and equipment	2,353	2,353
Total property and equipment	2,353	6,253
Less: accumulated depreciation	(2,235)	(2,206)
Property and equipment, net	$118	$4,047

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to thirty-nine years. Depreciation expense for the nine months ending September 30, 2022 and September 30, 2021 was $29,000 and $484,000.

The Company made a strategic shift on in-house manufacturing and recorded an impairment of the facility in the amount of $1,800,000 during the year ended December 31, 2021. During the period ending September 30, 2022, the Company reported assets held for sale related to the pending sale of the manufacturing facility located at 783 Jersey Avenue. On November 1, 2022, AIM completed the sale of its facility at 783 Jersey Avenue, New Brunswick, N.J., for $3.7 million net of normal closing cost. (See Note 11 Fair Value).

Note 7: Patents

(in thousands)
December 31, 2020	$1,498
Acquisitions	592
Amortization	(116)
December 31, 2021	$1,974
Acquisitions	96
Amortization	(57)
September 30, 2022	$2,013

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method of the estimated useful life of 17 years.

Amortization of patents and trademarks for each of the next five years is as follows:

Period Ending December 31,
(in thousands)
2022	$23
2023	154
2024	178
2025	199
2026	235
Thereafter	1,224
Total	$2,013

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of September 30, 2022, and December 31, 2021, the Company had 713 and 715 shares of Series B Convertible Preferred Stock outstanding, respectively. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividend actually paid on shares of Common Stock when as and if such dividends are paid on shares of the Common Stock. Each such Preferred Share is convertible into 114 shares of common stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock was fully converted. The Series B Convertible Preferred Stock shall have no voting Rights.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the nine months ending September 30, 2022 and September 30, 2021, 2 and 7 shares, respectively, of Series B Convertible Preferred Stock were converted into common stock.

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

During the nine months ended September 30, 2022, the Company issued a total of 87,045 shares of its common stock at prices ranging from $0.76 to $1.02 for a total of $80,000 as part of the employee stock purchase plan, not from the 2018 Equity Incentive Plan.

During the twelve months ended December 31, 2021, the Company issued a total of 132,238 shares of its common stock at prices ranging from $1.16 to $2.35 for a total of $205,000.

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. As of September 30, 2022, there are 15,000 Warrants outstanding.

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

As of September 30, 2022, and December 31, 2021, there were 48,082,275 and 47,994,672 shares outstanding, respectively.

Note 9: Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Note 10: Recent Accounting Pronouncements

During the third quarter of 2022 accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 11: Fair Value

The Company is required under U.S. GAAP to disclose information about the fair value of all the Company’s financial instruments, whether or not these instruments are measured at fair value on the Company’s consolidated balance sheets.

The Company estimates that the fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Warrants”) related to the Company’s April 2018, and March 2019 common stock and warrant issuance, are calculated using a Monte Carlo Simulation. While the Monte Carlo Simulation is one of a number of possible pricing models, the Company has determined it to be industry accepted and fairly presented the fair value of the Warrants. As an additional factor to determine the fair value of the Put’s liability, the occurrence probability of a Fundamental Transaction event was factored into the valuation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	September 30, 2022	December 31, 2021
Underlying price per share	$0.58	$0.92
Exercise price per share	$17.16	$17.16
Risk-free interest rate	4.06%	0.67%
Expected holding period	1.07	1.81
Expected volatility	70%	120%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	September 30, 2022	December 31, 2021
Underlying price per share	$0.58	$0.92
Exercise price per share	$8.80	$8.80
Risk-free interest rate	4.12%	0.78%
Expected holding period	1.44	2.19
Expected volatility	65%	125%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is $0.00 and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction (1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

a.	The Company only has one product that is FDA approved but which will not be available for commercial sales for 18 months at the earliest;
b.	The Company flagship product is approved only in Argentina for Severely Debilitated Chronic Fatigue Syndrome patients;
c.	The Company may have to perform additional clinical trials for FDA approval of its flagship product;
d.	Industry and global market conditions continue to include uncertainty, adding risk to any transaction;
e.	Available capital for a potential buyer in a cash transaction continues to be limited;
f.	The nature of a life science company is heavily dependent on future funding and high costs, including research & development;
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

FASB ASC 820-10-35-37 establishes a valuation hierarchy based on the transparency of inputs used in the valuation of an asset or liability. Classification is based on the lowest level of inputs that is significant to the fair value measurement. The valuation hierarchy contains three levels:

●	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes certain U.S. and government agency debt and equity securities that are traded in an active market.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2022, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing these warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as:

	(in thousands) As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$6,986	$6,986	$—	$—
Liabilities:
Redeemable warrants	$—	—	—	$—

	(in thousands) As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$16,175	$16,175	$—	$—
Liabilities:
Redeemable warrants	$35	—	—	$35

The changes in Level 3 Liabilities measured at fair value on a recurring basis are summarized as follows (in thousands):

Redeemable warrants:
Balance at December 31, 2021	$35
Fair value adjustment	(35)
Balance at September 30, 2022	$—

The table below presents the balances of assets and liabilities measured at fair value on a nonrecurring basis by level within the hierarchy as:

	(in thousands) As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets:
Long lived assets held and used(a)	$3,900	$—	$—	$3,900	$(1,800)

(a)	In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of $5,700,000 were written down to their fair value of $3,900,000 resulting in an impairment charge of $1,800,000, which was included in earnings for the period ending December 31, 2021. A $300,000 deposit was received in the third quarter 2022 related to the asset.

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

Interest expense relating to this financing agreement was $0 for the period ended September 30, 2022 and $67,000 for the nine months ended September 30, 2021.

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

On May 1, 2019, the Company entered into a Lease Agreement for a term of three years commencing on May 1, 2019, pursuant to which the Company agreed to lease approximately 3,000 rentable square feet. The base rent is $2,500 per month for the term of the lease. On October 4, 2021, the Company executed a request to renew the lease for a one-year term as defined in the Lease Agreement. The request was accepted, and the one-year term commenced on April 30, 2022. On October 5, 2022, the Company executed a request to renew the lease for an additional one-year term at a monthly cost of $2,850. The request was accepted and the one-year term commences on May 1, 2023.

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

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 11 months and 5 years. As of September 30, 2022, and December 31, 2021, the weighted-average remaining term is 2.67 and 2.72 years, respectively.

The Company has determined that the incremental borrowing rate is 10% as of September 30, 2022, and December 31, 2021, respectively, based upon the recently completed financing transaction in December 2019.

Future minimum payments as of September 30, 2022, are as follows:

Period December 31,
(in thousands)
2022	$46
2023	187
2024	183
2025	180
2026	185
Thereafter	171
Less imputed interest	(86)
Total	$866

As of September 30, 2022, and December 31, 2021, the balance of the right of use assets was $866,000 and $149,000, respectively, and the corresponding lease liability balance was $866,000 and $149,000, respectively. Total rent expense for the nine months ended September 30, 2022, and September 30, 2021, amounted to approximately $75,000 and $39,000, respectively. Total rent expense for short term leases for the nine months ended September 30, 2022, and September 30, 2021, amounted to approximately $8,000 for both periods.

Note 14: Research, Consulting and Supply Agreements

In January 2021, the Company entered into a Sponsor Agreement with the Centre for Human Drug Research (“CHDR”) for a Phase 1 clinical study to assess the safety, tolerability, and biological activity of Ampligen as a potential intranasal therapy. The Company has paid CHDR approximately $1,066,000.

In April 2021, the Company approved a proposal from Polysciences for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. The Company is working with Polysciences to negotiate and finalize both a Service Agreement and a Quality Agreement. For the year ended December 31, 2021, the Company has incurred an expense and paid Polysciences approximately $250,000. For the nine months ended September 30, 2022, the Company paid Polysciences $103,000.

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

On June 13, 2022, AIM executed a work order with Amarex, pursuant to which Amarex will manage a Phase 2 trial in patients with Post-COVID Conditions. It is planned that the study will be conducted at up to 10 sites in the United States. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $4.4 million, which includes pass through costs of approximately $125,470, investigator costs estimated at about $2.4 million and excludes certain other third-party costs and escalations.

In December 2020, AIM added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance its capacity to produce Ampligen. This addition amplifies AIM’s manufacturing capability by providing redundancy and cost savings. The contracts augment our active and in-process fill and finish capacity. For the period ended December 31, 2021, the Company has incurred an expense and paid Pii approximately $89,000. For the nine months ended September 30, 2022, the Company incurred an expense and paid Pii approximately $259,000.

Note 15: Subsequent Events

On October 5, 2022, the Delaware Court of Chancery held a hearing regarding a motion to require the AIM Board of Directors to accept the Jorgl Group’s director nominations and include the group’s nominees on a universal proxy card for the 2022 Annual Meeting of Stockholders. On October 28, 2022, the court denied Jorgl’s motion. The Jorgl Group announced on November 2, 2022, that it did not intend to appeal the decision.

On October 12, 2022, the Company announced that its Investigational New Drug (IND) application filed with the FDA was granted clearance to proceed and therefore the Company could initiate a Phase 2 study evaluating Ampligen as a therapeutic for patients with post-COVID conditions (“AMP-518”).

On November 1, 2022, AIM completed the sale of its facility at 783 Jersey Avenue, New Brunswick, N.J., for $3.7 million net of normal closing cost.

In November 2022, AIM received notice that the FDA had granted Orphan Drug Designation to Ampligen for the treatment of Ebola virus disease.

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

With the outbreak of the COVID-19 coronavirus and our prior research into Ampligen’s antiviral activity against Severe Acute Respiratory Syndrome, or SARS, we have been focused on the potential role that Ampligen could play in the treatment of SARS-CoV-2 — from a protective prophylaxis/early-onset therapeutic to a treatment for post-COVID conditions. Our beliefs rely on a number of studies. No assurance can be given that future studies will not result in findings that are different from those reported in the studies we refer to. The pandemic is disrupting world health and world economies and most likely will continue to do so for a long time. While we are able to continue to operate, clearly, like all businesses, we are unable to gauge how bad this pandemic will affect our operations in the future. We reached out to numerous foreign governments related to COVID-19 and, if successful, may be working in these countries. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential operations in foreign countries will not be adversely affected by these risks. We have filed provisional patent applications related to the COVID-19 coronavirus. However, these filings do not assure that patents will ultimately be granted.

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

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey related to CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in this territory, is performing EAP activities. In January 2017, the EAP was extended to pancreatic cancer patients beginning in the Netherlands. In February 2018, we signed an amendment to extend the territory to cover Canada to treat pancreatic cancer patients, pending government approval. In March 2018, we signed an amendment to which myTomorrows will be our exclusive service provider for special access activities in Canada for the supply of Ampligen for the treatment of CFS. MyTomorrows provides services related to the supply and distribution of Ampligen to patients in Early Access Programs (EAPs) which are initiated through a physician’s request; there have been no physician requests that have led to government approval, therefore no patients have been treated under an EAP for either pancreatic cancer or CFS in Canada. No assurance can be given that we can sufficiently supply product should we experience an unexpected demand for Ampligen in our clinical studies, the commercial launch in Argentina or pursuant to the EAPs. No assurance can be given that Ampligen will prove effective in the treatment of pancreatic cancer. The agreement was automatically extended for a period of 12 months on May 20, 2021, and again for an additional period of 12 months on May 20, 2022.

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

In May 2021, we exercised our option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 2018 sale and lease-back agreement. We thereafter sold certain equipment and machinery that we determined to be obsolete and no longer needed for current or future manufacturing. On March 3, 2022, we entered into an Agreement of Sale and Purchase with Acellories, Inc. to purchase the property for an estimated $3.9 million, with AIM’s intention to keep some space specifically for its Alferon activity. The sale was finalized on November 1, 2022 for $3.7 million net of normal closing cost.

In June 2022 we entered into a lease agreement with the New Jersey Economic Development Authority for a 5,210 square-foot, state-of-the-art R&D facility at the New Jersey Bioscience Center (“NJBC”), primarily consisting of two separate laboratory suites. The facility is AIM’s operations, research and development center.

The production of new Alferon N Injection Active Pharmaceutical Ingredient, or API, is currently on hold. The New Brunswick facility is approved by the FDA under the Biological License Application, or BLA, for Alferon N Injection. While we are selling the New Brunswick facility, we intend to maintain a certain amount of space at that facility for Alferon activities, the sale of the facility will move up the timeline for contracting with a CMO, or CMOs, capable of producing Alferon, and receiving FDA approval to do so, prior to commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon N Injection API, it will need FDA approval as to the quality and stability of the final product before commercial sales can resume. We may need additional funds to finance the validation process. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon N Injection inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

Immuno-Oncology.

We are focused on pancreatic cancer because testing results, to date, primarily conducted in the Netherlands, have been very promising. The Netherlands study generated statistically significant data indicating that Ampligen extended survival well beyond the Standard of Care (“SOC”), when compared to well-matched historical controls. These data support the proposition that Ampligen, when administered to either patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy showed a statistically significant increase in survival rate. In October 2021, we and our Contract Research Organization, Amarex, submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. In August 2022, we received Institutional Review Board (“IRB”) approval of the trial protocol and so announced the trial’s commencement. Assuming this trial and subsequent planned clinical trials confirm the existing data, our goal is to then submit an NDA for use of Ampligen in pancreatic cancer patients.

Because of the differences in the scale of necessary trials, our initial primary focus when it comes to pancreatic cancer will be cases that are locally advanced, rather than metastatic. The number of different approaches to treating metastatic pancreatic cancer — approaches which would be determined by treating physicians — would require a much larger, far more expensive trial than would a trial for locally advanced pancreatic cancer. Therefore, we are focusing on patients who have completed FOLFIRINOX and have stable disease. Ampligen has also demonstrated in the clinic the potential for standalone efficacy in a number of other solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. In fact, in March 2022 we announced interim data from an investigator-initiated, Phase 2, single-arm, efficacy/safety trial to evaluate the effectiveness of combining intensive locoregional intraperitoneal (IP) chemoimmunotherapy of cisplatin with IP Ampligen (TLR-3 agonist) and IV infusion of the checkpoint inhibitor pembrolizumab for patients with recurrent platinum-sensitive ovarian cancer. We believe that data from the study, which is being conducted by the University of Pittsburgh Medical Center and funded by a Merck grant, demonstrated that when combining three drugs – Ampligen and pembrolizumab, which are both immune therapies, with cisplatin, a chemotherapy – evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function has been seen. Importantly, increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. These successes in the field of immuno-oncology have guided our efforts toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. The first of our patent applications in this space was granted by the Netherlands on March 15, 2021.

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

In October 2022, our IND application filed with the FDA had cleared the approval process and we are proceeding with a Phase 2 study evaluating Ampligen as a therapeutic for patients with post-COVID conditions (“AMP-518”).

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

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received IRB approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of September 30, 2022, there were 11 patients enrolled in this open-label expanded access treatment protocol (including two patients with Post-COVID-19 Conditions). To date, there have been five such Post-COVID patients treated. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures.

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

Expanded Access Program/Early Access Programs/clinical trials of Ampligen that have been conducted or that are ongoing include studies of the potential treatment of patients with pancreatic cancer, renal cell carcinoma, malignant melanoma, non-small cell lung cancer, ovarian cancer, breast cancer, colorectal cancer, prostate cancer, ME/CFS, Hepatitis B, HIV, COVID-19 and Post-COVID conditions.

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

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021 and again in 2022. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of September 30, 2022, there are 11 patients enrolled in this open-label expanded access treatment protocol (including two Post-COVID-19 patients). To date, there have been five such Post-COVID patients treated. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures.

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

In June 2018, Ampligen was cited as outperforming two other TLR3 agonists — poly IC and natural double stranded RNA — in creating an enhanced tumor microenvironment for checkpoint blockade therapy in the journal of Cancer Research (http://cancerres.aacrjournals.org/content/early/2018/05/31/0008-5472.CAN-17-3985).In a head-to-head study in explant culture models, Ampligen activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune-suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (“SPORE”).

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

●	Pancreatic Cancer Trial - The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen versus a no treatment control group following FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. The AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC) and Erasmus MC in the Netherlands are expected to be the primary study sites. In March 2022, the FDA granted clearance to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. For the year ended December 31, 2021, we incurred expense of approximately $195,000. For the nine months ended September 30, 2022, we paid approximately $1,756,000.

See “Immuno-Oncology; Additional Progress and Analysis Related to Pancreatic Cancer” for more analysis.

●	Advanced Recurrent Ovarian Cancer

○	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study is planned to be conducted in the future. https://clinicaltrials.gov/ct2/show/NCT02432378

○	A follow-up Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. We announced interim data from the study demonstrating that evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function was seen when combining Ampligen, pembrolizumab and cisplatin. Increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. Interim results announced March 2022 detailed an observed clinical response rate of 61% includes two complete and three partial tumor responses, plus three patients with stable disease among the 13 evaluable patients. An important priority will be to confirm these findings through continuing to enroll patients onto this study. https://clinicaltrials.gov/ct2/show/NCT03734692

In March 2021, we were granted a patent by the Netherlands Patent Office with granted patent claims that include, but are not limited to, the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors (e.g. pembrolizumab, nivolumab). Interim data from an investigator-initiated, Phase 2, single-arm, efficacy/safety trial demonstrated that evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function was seen when combining Ampligen, pembrolizumab and cisplatin. It is critical to note that increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. All told, the study has seen an Objective Response Rate (ORR) 38.5%; a study of pembrolizumab alone in the treatment of advanced recurrent ovarian cancer found ORR of 8.1% and 9.9% across two cohorts. The positive data makes this patent have heightened potential. Similar patents are pending in other countries.

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. https://www.clinicaltrials.gov/ct2/show/NCT03599453. The key findings announced April 2022 included:

○	The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME).

○	Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME).

○	In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced.

○	Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021.

○	An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint https://clinicaltrials.gov/ct2/show/NCT03403634. The key findings announced April 2022 included:

○	The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046).

○	Saw increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios.

○	The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment.

○	Median OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months.

○	No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization; the objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy; the goal of this approach is to increase survival. Interim results announced in March 2022 detailed data gathered from evaluating paclitaxel’s impact on chemokine production in the human breast tumor microenvironment (TME) and the ability of a chemokine modulatory regimen (CKM) of Ampligen and Interferon-α to mitigate potentially undesirable aspects of taxane chemotherapy. Based on the results, we believe that the combination chemokine modulatory regimen including Ampligen has the potential to mitigate undesirable aspects of taxane chemotherapy. Investigators are currently analyzing data. https://clinicaltrials.gov/ct2/show/NCT04081389

●	Refractory Melanoma — Roswell Park Comprehensive Cancer Center (“Roswell Park”), in a clinical trial fully funded by the National Cancer Institute (NCI), has commenced patient enrollment in its Phase 2 study in subjects with primary PD-1/PD-L1 resistant melanoma. The Phase 2 study will evaluate type-1 polarized dendritic cell (αDC1) vaccine in combination with tumor-selective chemokine modulation (“CKM”) comprised of Interferon alpha 2b, Ampligen (rintatolimod) and Celecoxib. Up to 24 patients to be (See: https://www.clinicaltrials.gov/show/NCT04093323).

Additional Progress and Analysis Related to Pancreatic Cancer

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

The full journal article is titled: “Rintatolimod Induces Antiviral Activities in Human Pancreatic Cancer Cells: Opening for an Anti-COVID-19 Opportunity in Cancer Patients?” Cancers is a peer-reviewed, open access journal of oncology published semimonthly online by MDPI. The study’s authors include Prof. C.H.J. van Eijck, MD, PhD, the lead investigator at Erasmus Medical Center in the Netherlands.

In October 2021, we and Amarex submitted an IND application with the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. In December 2021, the FDA responded with a Clinical Hold on the proposed study. We submitted our response to the FDA in February 2022. In March 2022, we received notification from the FDA that the Clinical Hold was released and cleared, meaning that we are now able to proceed with the study. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement.

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

Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS)

Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS), also known as Chronic Fatigue Immune Dysfunction Syndrome (“CFIDS”) and Chronic Fatigue Syndrome (CFS), is a serious and debilitating chronic illness and a major public health problem. ME/CFS is recognized by both the government and private sector as a significant unmet medical need, including the U.S. National Institutes of Health (“NIH”), FDA and the CDC. The CDC states on its website at https://www.cdc.gov/me-cfs/ that “Myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS) is a serious, long-term illness that affects many body systems. People with ME/CFS are often not able to do their usual activities. At times, ME/CFS may confine them to bed. People with ME/CFS have severe fatigue and sleep problems. ME/CFS may get worse after people with the illness try to do as much as they want or need to do. This symptom is called post-exertional malaise (PEM). Other symptoms can include problems with thinking and concentrating, pain, and dizziness.”

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

In October 2022, our IND application cleared the approval process and we are proceeding with the clinical trial (AMP-518). We are working to get the study up and running as quickly and efficiently as possible. We expect to commence enrollment in early 2023.

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

In November 2022, we received notice that the FDA had granted Orphan Drug Designation to Ampligen for the treatment of Ebola virus disease.

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

In May 2021, we exercised our option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 2018 sale and lease-back agreement. We thereafter sold certain equipment and machinery that we determined to be obsolete and no longer needed for current or future manufacturing. On March 3, 2022, we entered into an Agreement of Sale and Purchase with Acellories, Inc. as purchaser pursuant to which we would sell our property for $3.9 million; we have kept some space specifically for Alferon activity. The sale was completed on November 1, 2022 for $3.7 million net of normal closing cost.

In June 2022 we entered into a lease agreement with the New Jersey Economic Development Authority for a 5,210 square-foot, state-of-the-art R&D facility at the New Jersey Bioscience Center (NJBC), primarily consisting of two separate laboratory suites. The lease commenced on July 1, 2022, and runs through August 31, 2027, but can be extended for an additional five-year period. The facility is AIM’s operations, research and development center.

Our business plan calls for the utilization of one or more CMOs to produce Ampligen API. While we believe we have sufficient Ampligen API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In this regard, in April 2021, we approved a proposal from Polysciences for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. We are utilizing Polysciences’s expertise to refine our approach to polymer production. Additionally, we continue to be open to the possibility of agreements with other CMOs, so as to create redundancy and to meet the potential need for larger quantities of API.

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

In January 2017, the ANMAT granted a five-year extension to a previous approval to sell and distribute Alferon N Injection (under the brand name “Naturaferon”) in Argentina. This extends the approval until 2022. A request to extend the approval beyond 2022 has been filed and is still under review. In February 2013, we received the ANMAT approval for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon, with Naturaferon in Argentina.

In January 2017, the EAP through our agreement with myTomorrows designed to enable access of Ampligen to ME/CFS patients was extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in the Territory and will manage all EAP activities relating to the pancreatic cancer extension of the program.

In August 2017, we extended our agreement with Asembia LLC, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection throughout the United States. This agreement has expired. We are in discussions with Asembia about the possibility of continuing the relationship, while also exploring the possibility of working with other, similar companies. However, we do not foresee an immediate need for this service and so may push this search further out in our expected timeline.

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

401(k) Plan

We have a defined contribution plan, entitled the AIM ImmunoTech Employees 401(k) Plan and Trust Agreement (the “401(k) Plan”). Our full-time employees are eligible to participate in the 401(k) Plan following 61 days of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants’ contributions to the 401(k) Plan may be matched by us at a rate determined annually by the Board of Directors.

Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. A 6% matching contribution by us was reinstated effective January 1, 2021. For the nine months ending September 30, 2022 we made $107,000 in contributions and for the year ending December 31, 2021 $139,000 contributions were made.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2022, versus three months ended September 30, 2021

Net Loss

Our net loss was approximately $6,385,000 and $3,826,000 for the three months ended September 30, 2022, and 2021, respectively, representing an increase in loss of approximately $2,559,000 or 67%. This increase in loss was primarily due to the following:

●	an increase in loss on investments, net of $365,000;
●	an increase in interest and other income of $192,000;
●	an increase in general and administrative expenses of $3,370,000; offset by
●	an increase in gain from sale of Income tax operating of $256,000;
●	a decrease of the quarterly revaluation of certain redeemable warrants of $50,000;
●	a decrease in production costs of $157,000;
●	a decrease in research and development expenses of $634,000.

Net loss per share was $(0.13) and $(0.08) for the three months ended September 30, 2022, and 2021, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2022, was 48,079,210 as compared to 47,846,074 as of September 30, 2021.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $21,000 and $33,000 for the three months ended September 30, 2022, and 2021, respectively. The change was due primarily to the timing of orders.

Production Costs

Production costs were approximately $0 and $157,000 respectively, for the three months ended September 30, 2022, and 2021, representing a decrease of $157,000 in production costs in the current period. The decrease was due primarily to the sale of the facility and no production for the quarter ended September 30, 2022.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended September 30, 2022, were approximately $1,372,000 as compared to $2,006,000 for the same period a year ago, reflecting a decrease of approximately $634,000. The primary reason for the decrease in research and development costs was largely due to the timing and decrease in clinical trials expense of $919,000 net with an increase in salaries and facility costs of $222,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2022, and 2021, were approximately $5,170,000 and $1,799,000, respectively, reflecting an increase of approximately $3,370,000. The increase in G&A expenses during the current period was mainly due to an increase in legal fees of $3,017,000. Legal fees increased due to litigation detailed in “Part II, Item 1 – Legal Proceedings.”

Loss on Investments, net

Loss on investments for the three months ended September 30, 2022, and 2021 was approximately $365,000 and $0 respectively. This loss for the three months ended September 30, 2022 was due to the change in fair value of equity investments.

Interest and Other Income

Interest and other income for the three months ended September 30, 2022, and 2021 was approximately $172,000 and $(20,000), respectively. This represents a net increase of approximately $192,000. This is primarily due to the change of investments into higher interest-bearing securities.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability amounted to a gain of $1,000 for the three months ended September 30, 2022, compared to a gain of approximately $51,000 for the three months ended September 30, 2021 (see “Financial Statements: Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain from sale of income tax operating losses

The quarterly income tax benefit for the three months ended September 30, 2022 amounted to a gain of approximately $328,000 compared to a gain of $72,000 for the three months ended September 30, 2021 due primarily to a change in the deferred tax asset recorded for the New Jersey NOL to be sold.

Nine months ended September 30, 2022 versus nine months ended September 30, 2021

Net Loss

Our net loss was approximately $15,056,000 and $13,281,000 for the nine months ended September 30, 2022, and 2021, respectively, representing an increase in loss of approximately $1,795,000 or 14%. This increase in loss was primarily due to the following:

●	an increase in loss on investments, net of $1,769,000;
●	an increase of the quarterly revaluation of certain redeemable warrants of $13,000;
●	an increase in interest and other income of $196,000;
●	an increase in research and development expenses of $134,000;
●	an increase in general and administrative expenses of $3,514,000; offset by
●	an increase in gain from sale of Income tax operating of $207,000;
●	a decrease in interest expense and finance cost of $2,768,000;
●	a decrease in production costs of $674,000.

Net loss per share was $(0.31) and $(0.28) for the nine months ended September 30, 2022, and 2021, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2022, was 48,036,559 as compared to 47,156,158 as of September 30, 2021.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $85,000 for each of the nine months ended September 30, 2022 and 2021, respectively

Production Costs

Production costs were approximately $0 and $674,000, respectively, for the nine months ended September 30, 2022, and 2021, representing a decrease of $674,000 in production costs in the current period. The decrease was due primarily to the sale of the facility and no production for the quarter ended September 30, 2022.

Research and Development Costs

Overall R&D costs for the nine months ended September 30, 2022, were approximately $4,883,000 as compared to $4,749,000 for the same period a year ago, reflecting an increase of approximately $134,000. The primary reason for the increase in research and development costs was largely due to an increase in clinical trials expense of $415,000 net with decreases in Ampligen costs of $393,000 and manufacturing costs of $178,000.

General and Administrative Expenses

G&A expenses for the nine months ended September 30, 2022, and 2021, were approximately $9,569,000 and $6,055,000, respectively, reflecting an increase of approximately $3,515,000. The increase in G&A expenses during the current period was mainly due to a decrease in stock compensation of $527,000, offset by an increase in legal fees of $3,500,000. Legal fees increased due to litigation detailed in “Part II, Item 1 – Legal Proceedings.”

Loss on Investments, net

Loss on investments for the nine months ended September 30, 2022, and 2021 was approximately $1,769,000 and $0 respectively. This loss for the nine months ended September 30, 2022 was due to the change in fair value of equity investments.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2022, and 2021 was approximately $296,000 and $100,000, respectively. This represents a net increase of approximately $196,000. This is primarily due to the change of investments into higher interest-bearing securities.

Interest Expense and Other Finance Costs

Interest and other finance costs decreased $2,768,000 primarily due to the extinguishment of debt and notes payable of $2,701,000 in the nine months ended September 30, 2021. We had no debt in the nine months ended September 30, 2022.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability amounted to a gain of $35,000 for the nine months ended September 30, 2022, compared to a gain of approximately $22,000 for the nine months ended September 30, 2021 (see “Financial Statements: Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain from sale of income tax operating losses

The quarterly income tax benefit for the nine months ended September 30, 2022 amounted to a gain of approximately $749,000 compared to a gain of $542,000 for the nine months ended September 30, 2021 due primarily to a change in the deferred tax asset recorded for the New Jersey NOL to be sold.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2022, was approximately $10,039,000 compared to approximately $8,220,000 for the same period in 2021, representing a change of $1,819,000. The primary reasons for this change in cash used in operations in 2022 was related to non-cash charges which primarily consisted of $792,000 in stock compensation, $1,768,000 of loss on investments, net, and $749,000 of gain from sale of income tax operating losses. The main changes in working capital were an increase in accounts payable, lease liability, prepaid expenses and accrued expense. The increase in accrued expenses was due to litigation detailed in “Part II, Item 1 – Legal Proceedings.”

Cash provided by investing activities for the nine months ended September 30, 2022, was approximately $7,625,000 compared to cash used for the same period in 2021 of approximately $995,000 representing a change of $8,620,000. The primary reason for the change for the periods ended September 30, 2022 and September 30, 2021 is the sale of marketable securities of $9,082,000 and $849,000, respectively, net with the purchase of marketable securities for the same time period of $1,661,000 and $1,611,000, respectively.

Cash provided by financing activities for the nine months ended September 30, 2022, was approximately $80,000 compared to approximately $8,063,000 for the same period in 2021, a decrease of $7,983,000. The primary reason for this decrease was our receipt of $12,917,000 in net proceeds from the sale of shares in the first three months of 2021, offset with a payment for notes payable of $4,732,000 for the same period in 2021.

As of September 30, 2022, AIM had approximately $41,150,000 in cash, cash equivalents and marketable securities, inclusive of approximately $6,986,000 in Marketable Securities, representing a decrease of approximately $9,063,000 from December 31, 2021.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. In addition, in February 2022, the SEC declared our new S-3 shelf Registration Statement effective which will allow us to raise additional capital in the future. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. There can be no assurances that, if needed, we will be able to raise adequate funds or enter into licensing, partnering or other arrangements to advance our business goals. We may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. See Part I, Item 1A - “Risk Factors; We may require additional financing which may not be available” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of September 30, 2022, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2022, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Refer to Note 15 - Subsequent Events, included in Part I, Item 1 of this Form 10-Q, for a description of pending material legal proceedings.

We commenced an action against BioLife in December of 2017 for Breach of Contract. The amount of damages we are seeking in this matter have yet to be determined. Damages are not covered by insurance. BioLife, the defendant, has filed its Answer, Affirmative Defenses and a Counterclaim in the amount of $96,676 representing the invoices withheld after BioLife indicated that they were not intending to fulfill the balance of the contract. We have denied the allegations of the counterclaim. We have conducted two mediation sessions, but have been unable to resolve the matter. The parties are currently engaged in discovery, which we believe will lead to a trial date in the later part of 2022. The scheduled dates for these events to transpire were extended several times as they were dependent on the safe and full reopening of the Courts. Although it cannot be reasonably determined at this time, we believe the likelihood of an unfavorable outcome on the defendant’s counterclaim is remote.

On July 8, 2022, we received a notice from Jonathan Jorgl (the “Jorgl Notice”), an AIM stockholder who first purchased 1,000 AIM shares on June 27, 2022, seeking to nominate a control slate of two individuals for election to the three-member AIM Board of Directors (the “Board”) at the 2022 Annual Meeting of Stockholders. The Board unanimously determined the Jorgl Notice to be invalid due to numerous deficiencies, including failure to comply with the Company’s bylaws. The rejection of the Jorgl Notice was announced on July 18, 2022.

Also on July 18, 2022, we filed a complaint in the U.S. District Court for the Middle District of Florida, Ocala Division, against individuals we believe failed to register as a group pursuant to U.S. securities laws and committed other unlawful actions in the context of their attempt to effectuate a takeover of the Company’s Board. On October 11, 2022, the court dismissed the complaint without prejudice. Permission to file an amended complaint was granted and an amended complaint was filed.

On August 12, 2022, a hearing was held in the Delaware Court of Chancery concerning a motion for a temporary restraining order sought by Jorgl to require the AIM Board of Directors to accept his director nominations and include his nominees on a universal proxy card for the upcoming Annual Meeting of Stockholders. The court denied the motion several days later and scheduled a hearing on Jorgl’s motion for a preliminary injunction to be held on October 5, 2022. Extensive discovery was conducted in advance of the hearing, which was then held as scheduled.

On October 5, 2022, the Delaware Court of Chancery held a hearing regarding a motion to require the AIM Board of Directors to accept the Jorgl Group’s director nominations and include the group’s nominees on a universal proxy card for the 2022 Annual Meeting of Stockholders. On October 28, 2022, the court denied Jorgl’s motion. The Jorgl Group announced on November 2, 2022, that it did not intend to appeal the decision.

On October 28, 2022, the Delaware Court of Chancery denied Jorgl’s motion. The Jorgl Group announced on November 2, 2022, that it did not intend to appeal the decision.

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

An activist stockholder (the “Activist”) submitted a notice to our Board, purporting to nominate two nominees to our three-member Board at the 2022 Annual Meeting of Stockholders. We informed the Activist that our Board determined its purported notice of nomination was invalid, as it did not comply with our Amended and Restated Bylaws. We initiated a lawsuit against the Activist, the Activist’s two nominees, and four additional individuals–all of whom we believe to be acting as a group to attempt to effectuate a takeover of our Board without registering as a group pursuant to U.S. securities laws and some of whom we believe have committed other unlawful actions. The Activist subsequently sued AIM and each of our board members in the Court of Chancery of the State of Delaware, seeking a declaratory judgment that the purported notice of nominations was valid and certain injunctive relief. The Delaware Chancery Court denied the Activist’s motion on October 28, 2022, and the Activist announced on November 2, 2022, that it did not intend to appeal the decision. Had the Activist prevailed in its lawsuit, we most likely would have been involved in a proxy contest for control of our Board, despite the deficiencies in the Activist’s purported notice of nominations. Even though we prevailed in the Delaware litigation, the litigation and the campaign by the Activist and those with whom the Activist is acting in concert against us has, and will have, likely diverted the time and energies of management and required us to incur substantial expense, possibly causing a decrease in stockholder value.

A proxy contest and related litigation, along the lines discussed above, could have a material adverse effect on us for the following reasons:

●	Activist investors may attempt to effect changes in our governance and strategic direction or to acquire control over the Board or AIM. In particular, if the Activist is successful in its litigation and subsequent proxy contest, it may gain control of the Board.

●	While we welcome the opinions of all stockholders, responding to proxy contests and related litigation by activist investors is likely to be costly and time-consuming, disrupt our operations, and potentially divert the attention of our Board, management team and other employees away from their regular duties and the pursuit of business opportunities to enhance stockholder value.

●	Perceived uncertainties as to our future direction as a result of potential changes to the composition of the Board may lead to the perception of a change in the strategic direction of the business, instability or lack of continuity, which may cause concern to our existing or potential strategic partners, customers, employees and stockholders; may be exploited by our competitors; may result in the loss of potential business opportunities or limit our ability to timely initiate or advance clinical trials; and may make it more difficult to attract and retain qualified personnel and business partners.

●	Proxy contests and related litigation by activist investors could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

On November 9, 2022, we executed a short amendment to our November 14, 2017 Rights Plan with American Stock Transfer & Trust Company as Rights Agent (the “Rights Plan”), extending the termination date by three months. Our Board determined that it is advisable and in the best interests of the Company and its stockholders to amend the Rights Plan to extend the Final Expiration Date by three months (such that the Final Expiration Date shall be the close of business on February 14, 2023), during which time the Board will evaluate whether and for what duration and on what terms to further extend the Rights Plan.

ITEM 6: Exhibits

(i)	Exhibits - See exhibit index below.

Exhibit No.	Description

4.1

Amendment to the November 14, 2017 Second Amended and Restated Rights Agreement as of November 9, 2022, by and between AIM ImmunoTech Inc. (f/k/a Hemispherx Biopharma, Inc.) and American Stock Transfer & Trust Company, LLC. *

10.1	June 27, 2022 First Amendment to Agreement of Sale and Purchase with Acellories, Inc. (incorporated by reference to exhibit 10.86 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.2	August 2, 2022 Second Amendment to Agreement of Sale and Purchase with Acellories, Inc.(incorporated by reference to exhibit 10.87 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.3	August 10, 2022 Termination agreement with Shenzhen Smoore Technology Limited (incorporated by reference to exhibit 10.88 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.4	October 5, 2022 Lease extension for Riverton office *

10.5	October 11, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) *

10.6	October 21, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) *

10.7	October 21, 2022 Fourth Amendment to Agreement of Sale and Purchase with Acellories, Inc *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101.INS * **	Inline XBRL Instance Document

101.SCH * **	Inline XBRL Taxonomy Schema

101.CAL * **	Inline XBRL Taxonomy Calculation Linkbase

101.DEF * **	Inline XBRL Taxonomy Definition Linkbase

101.LAB * **	Inline XBRL Taxonomy Label Linkbase

101.PRE * **	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

Date: November 14, 2022

