Form 10-Q
period 2023-03-31
AIM ImmunoTech Inc.
filed 2023-05-15
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

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

48,408,295 shares of common stock were outstanding, and 692 shares of series B preferred stock were outstanding as of May 10, 2023.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$23,395	$27,053
Marketable securities	7,454	7,137
Funds receivable from New Jersey net operating loss	1,763	1,676
Prepaid expenses and other current assets	548	455
Total current assets	33,160	36,321
Property and equipment, net	155	195
Right of use asset, net	792	829
Patent and trademark rights, net	1,898	1,941
Other assets	1,457	1,202
Total assets	$37,462	$40,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$963	$377
Accrued expenses	696	806
Current portion of operating lease liability	178	178
Total current liabilities	1,837	1,361
Long-term liabilities:
Operating lease liability	636	659
Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 692 and 696 issued and outstanding, respectively	692	696
Common Stock, par value $0.001 per share, authorized 350,000,000 shares, 48,407,326 and 48,084,287 issued and outstanding, respectively	48	48
Additional paid-in capital	418,456	418,270
Accumulated deficit	(384,207)	(380,546)
Total stockholders’ equity	34,989	38,468
Total liabilities and stockholders’ equity	$37,462	$40,488

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2023	2022
Revenues:
Clinical treatment programs – US	$49	$33
Total Revenues	49	33
Costs and Expenses:
Production costs	—	77
Research and development	2,052	1,036
General and administrative	2,292	2,072
Total Costs and Expenses	4,344	3,185
Operating loss	(4,295)	(3,152)
Gain (Loss) on investments	203	(934)
Interest and other income	199	45
Redeemable warrants valuation adjustment	—	31
(Loss) on sale of assets	(23)	—
Gain from sale of income tax operating losses	255	190
Net Loss	$(3,661)	$(3,820)
Basic and diluted loss per share	$(0.08)	$(0.08)
Weighted average shares outstanding basic and diluted	48,399,950	47,994,672

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except share data)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance December 31, 2022	696	48,084,287	$48	$418,270	$—	$(380,546)	$38,468
Shares issued for:
Common Stock issuance, net of costs	—	323,039	—	100	—	—	100
Equity based compensation	—	—	—	82	—	—	82
Series B preferred shares converted to common	(4)	—	—	4	—	—	—
Net comprehensive loss	—	—	—	—	—	(3,661)	(3,661)
Balance March 31, 2023	692	48,407,326	$48	$418,456	$—	$(384,207)	$34,989

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance December 31, 2021	715	47,994,672	$48	$417,217	$—	$(361,101)	$56,879
Shares issued for:
Equity based compensation	—	—	—	242	—	—	242
Net comprehensive loss	—	—	—	—	—	(3,820)	(3,820)
Balance March 31, 2022	715	47,994,672	$48	$417,459	$—	$(364,921)	$53,301

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(in thousands)

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(3,661)	$(3,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	11	10
Redeemable warrants valuation adjustment	—	(31)
Amortization of patent, trademark rights	36	19
Changes in ROU assets	37	5
Loss on available for sale marketable securities	—	19
Gain from sale of income tax operating losses	(255)	(190)
Equity-based compensation	82	242
Unrealized loss (gain) on marketable securities	(203)	915
Change in assets and liabilities:
Prepaid expenses and other current assets and other non current assets	(180)	8
Lease liability	(23)	(5)
Accounts payable	586	180
Accrued expenses	(110)	(110)
Net cash used in operating activities	(3,680)	(2,758)
Cash flows from investing activities:
Proceeds from sale of marketable securities	598	407
Purchase of patent and trademark rights	7	(33)
Purchase of marketable securities	(712)	(720)
Proceeds from sales of property and equipment	29	—
Net cash used in investing activities	(78)	(346)
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	100	—
Net cash provided by financing activities	100	—
Net decrease in cash and cash equivalents	(3,658)	(3,104)
Cash and cash equivalents at beginning of period	27,053	32,093
Cash and cash equivalents at end of period	$23,395	$28,989
Supplemental disclosures of non-cash investing and financing cash flow information:
Conversion of Series B preferred	$4	—

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

The Company is currently proceeding primarily in four areas:

●	Conducting a randomized, controlled study to evaluate efficacy and safety of Ampligen compared to a control group to treat locally advanced pancreatic cancer patients.
●	Evaluating Ampligen in other cancers, as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to checkpoint inhibitors.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, new viruses and mutated viruses thereof.
●	Evaluating Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and fatigue and/or Post-COVID conditions of fatigue.

The Company is prioritizing activities in an order related to the stage of development, with those clinical activities in oncology, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. The Company intends that priority clinical work be conducted in trials authorized by the FDA or European Medicines Agency (“EMA”), which trials support commercial development. However, AIM’s antiviral experimentation is designed to accumulate additional preliminary data supporting their hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, AIM will conduct antiviral programs in those venues most readily available including foreign venues and able to generate valid proof-of-concept data.

AIM’s business plan requires one or more Contract Manufacturing Organizations (“CMO”) to produce Ampligen API. This includes utilizing Jubilant HollisterStier and Polysciences Inc. (“Polysciences”) for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods. While AIM believes it has sufficient Ampligen API to meet current needs, it is also continually exploring new efficiencies so as to maximize its ability to fulfill future obligations.

In the opinion of management, all adjustments necessary for a fair presentation of its consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission (“SEC”), and do not contain certain information which will be included in the Company’s annual consolidated financial statements and notes thereto.

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023.

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

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 2,522,390 and 2,453,782, are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2023, and 2022, respectively, since their effect is antidilutive due to the net losses recorded for the periods.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the three months ended March 31, 2023, there were no options granted and 150,000 options granted during the three months ended March 31, 2022.

Stock options activity during the three months ended March 31, 2023, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2023	2,020,214	$3.01	8.86	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding March 31, 2023	2,020,214	$3.01	8.55	$—
Vested and expected to vest March 31, 2023	2,020,214	$3.01	8.55	$—
Exercisable March 31, 2023	1,752,888	$2.22	6.52	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2023	392,326	$4.15	5.85	$—
Granted	—	—	—	—
Expired	—	—	—	—
Vested	(125,000)	0.47	9.52	—
Unvested March 31, 2023	267,326	$5.23	8.55	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2023	579,155	$3.09	7.93	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding March 31, 2023	579,155	$3.09	8.36	$—
Vested and expected to vest March 31, 2023	579,155	$3.09	8.36	$—
Exercisable March 31, 2023	474,988	$2.76	5.75	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2023	166,668	$4.05	9.49	$—
Granted	—	—	9.68	—
Expired	—	—	—	—
Vested	(62,500)	0.32	—	—
Unvested March 31, 2023	104,168	$11.39	5.75	$—

Stock-based compensation expense was approximately $82,000 and $242,000 for the three months ended March 31, 2023 and 2022, resulting in a decrease in general and administrative expenses, respectively.

As of March 31, 2023, and 2022, respectively, there was approximately $134,000 and $729,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Marketable Securities

Marketable securities consist of mutual funds. As of March 31, 2023 and December 31, 2022, it was determined that none of the marketable securities had an other-than-temporary impairment. As of March 31, 2023 and December 31, 2022, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 11: Fair Value). As of March 31, 2023, and December 31, 2022 the Company held $7,454,000 and $7,137,000 in mutual funds, respectively.

Mutual Funds classified as available for sale consisted of:

March 31, 2023
(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,454	$7,454
Totals	$7,454	$7,454

March 31, 2023
(in thousands)

Securities
Net gains and losses recognized during the period on equity securities	$290
Less: Net gains and losses recognized during the period on equity securities sold during the period	(87)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$203

Mutual Funds classified as available for sale consisted of:

December 31, 2022

(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,137	$7,137
Totals	$7,137	$7,137

December 31, 2022

(in thousands)

Securities
Net losses recognized during the period on equity securities	$(1,679)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(751)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(928)

Note 5: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2023	December 31, 2022
Compensation	$17	$1
Professional fees	378	492
Clinical trial expenses	209	110
Other expenses	92	203
	$696	$806

Note 6: Property and Equipment, net

	(in thousands)
	March 31, 2023	December 31, 2022
Furniture, fixtures, and equipment	$2,204	$2,233
Less: accumulated depreciation	(2,049)	(2,038)
Property and equipment, net	$155	$195

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the three months ending March 31, 2023 and March 31, 2022 was $11,000 and $10,000, respectively.

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

Note 7: Patents, and Trademark Rights, Net

December 31, 2021	$1,974
Acquisitions	375
Abandonments	(190)
Amortization	(218)
December 31, 2022	$1,941
Abandonments	(7)
Amortization	(36)
March 31, 2023	$1,898

Patents and trademarks are stated at cost and are amortized using the straight-line method over an estimated useful life of 17 years.

Amortization of patents and trademarks for each of the next five years and thereafter is as follows:

Year Ending December 31,
2023	$128
2024	167
2025	162
2026	160
2027	149
Thereafter	1,132
Total	$1,898

Note 8: Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board of Directors. Of our authorized preferred stock, 250,000 shares have been designated as Series A Junior Participating Preferred Stock and 8,000 shares have been designated as Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock has a stated value of $1,000 per share.

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of March 31, 2023, and December 31, 2022, the Company had 692 and 696 shares of Series B Convertible Preferred Stock outstanding, respectively. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividend actually paid on shares of Common Stock when as and if such dividends are paid on shares of the Common Stock. Each such Preferred Share is convertible into 114 shares of common stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock was fully converted. The Series B Convertible Preferred Stock does not carry voting Rights.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the three months ending March 31, 2023, 0 shares of Series B Convertible Preferred Stock were converted into common stock.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares.

On July 7, 2020, the board of directors approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price. Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. The Company created successive new plans following the expiration of the plan. During the fiscal years ended December 31, 2021 and 2022, the Company issued 132,238 and 86,817 shares of its common stock at prices ranging from $1.16 to $2.35; and from $0.76 to $1.02 /per share under these plans. The latest plan was approved by the board of directors in April 2023.

During the three months ended March 31, 2023, the Company issued a total of 322,583 shares of its common stock at a price of $0.31 for total proceeds of $100,000.

During the twelve months ended December 31, 2022, the Company issued a total of 132,238 shares of its common stock at prices ranging from $1.16 to $2.35 for total proceeds of $205,000.

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the year ending December 31, 2020, 1,870,000 of the Pre-funded Warrants were exercised and 8,873,960 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification. As of March 31, 2023, there are 15,000 Warrants outstanding.

The 2018 Equity Incentive Plan, effective September 12, 2018, authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of Common Stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. On October 17, 2018, the Board of Directors issued 26,324 options to the officers and directors at the exercise price of $9.68 expiring in 10 years, and on November 14, 2018, the Board of Directors issued 23 options to each employee, officer and director at the exercise price of $9.68 expiring in ten years. On January 28, 2019, 27,570 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year. In August 2020, 400,000 options were issued to each of these officers with an exercise price range of $2.77 to $3.07 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2022, 850,000 options were issued to employees with an exercise price range of $0.31 to $1.71 for a period of ten years with a vesting period of one year. During the fourth quarter of 2021, 613,512 options were issued to employees with an exercise price range of $1.11 to $1.71 for a period of ten years with a vesting period of one year.

As of March 31, 2023, and December 31, 2022, there were 48,407,326 and 48,084,287 shares outstanding, respectively.

Note 9: Cash and Cash Equivalents

AIM considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Note 10: Recent Accounting Pronouncements

During the first quarter of 2023 accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 11: Fair Value

Fair Value

The Company complies with the provisions of FASB ASC 820 “Fair Value Measurements” for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.

The fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items and are considered a Level 1 instrument of the fair value measurements standard. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Warrants”) related to the Company’s February 2017, June 2017, April 2018, and March 2019 common stock and warrant issuance, are calculated using a Monte Carlo Simulation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	March 31,	December 31,
	2023	2022
Underlying price per share	$0.43	$0.31
Exercise price per share	$17.16	$17.16
Risk-free interest rate	4.90%	4.74%
Expected holding period	0.57	0.81
Expected volatility	85%	75%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	March 31,	December 31,
	2023	2022
Underlying price per share	$0.43	$0.31
Exercise price per share	$8.80	$8.80
Risk-free interest rate	4.68%	4.67%
Expected holding period	0.94	1.19
Expected volatility	75%	70%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
5.	The Company has minimal revenues streams which are insufficient to meet the funding needs for the cost of operations or construction at their manufacturing facility; and
6.	The Company’s Rights Agreement and Executive Agreements make it less attractive to a potential buyer.

With the above factors utilized in analysis of the likelihood of the Put’s potential Liability, the Company estimated the range of probabilities related to a Put right being triggered as:

Range of Probability	Probability
Low	0.5%
Medium	1.0%
High	5.0%

The Monte Carlo Simulation has incorporated a 5.0% probability of a Fundamental Transaction to date for the life of the securities.

(vi)	Expected Timing of Announcement of a Fundamental Transaction. As the Company has no specific expectation of a Fundamental Transaction, for reasons elucidated above, the Company utilized a discrete uniform probability distribution over the Expected Holding Period to model in the potential announcement of a Fundamental Transaction occurring during the Expected Holding Period.
(vii)	Expected 100 Day Volatility at Announcement of a Fundamental Transaction. An estimate of future volatility is necessary as there is no mechanism for directly measuring future stock price movements. Daily observations of the Company’s historical stock values for the 100 days immediately prior to the Warrants’ grant dates, with a floor of 100%, were utilized as a proxy for future volatility estimates.
(viii)	Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction. The Company utilized a risk-free interest rate corresponding to the forward U.S. Treasury rate for the period equal to the time between the date forecast for the public announcement of a Fundamental Transaction and the Warrant expiration date for each simulation.
(ix)	Expected Time Between Announcement and Consummation of a Fundamental Transaction. The expected time between the announcement and the consummation of a Fundamental Transaction is based on the Company’s experience with the due diligence process performed by acquirers and is estimated to be six months. The Monte Carlo Simulation approach incorporates this additional period to reflect the delay Warrant Holders would experience in receiving the proceeds of the Put.

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the actual historical prices input for the relevant period input change. As of March 31, 2023 and December 31, 2022 there was no carrying amount and estimated fair value of the above Warrants.

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. AIM categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2023, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,454	$7,454	$—	$—
Liabilities:
Redeemable warrants	$—	—	—	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,137	$7,137	$—	$—
Liabilities:
Redeemable warrant	$—	—	—	$—

Note 12: Leases

The Company leases office and storage space, and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years.

At contract inception, utilizing the guidance of ASC 842 “Leases” the Company reviews the facts and circumstances of each contract to determine its proper treatment and classification in accordance with U.S. GAAP.

The Company has elected to include both lease and non-lease components in the determination of lease payments. Payments made to a lessor for items such as taxes, insurance, common area maintenance, or other costs commonly referred to as executory costs, are also included in lease payments if they are fixed. The fixed portion of these payments are included in the calculation of the lease liability, while any variable portion is recognized as variable lease expenses as incurred.

At lease inception, lease-related assets and liabilities are measured at the present value of future lease payments over the lease term. For leases that do not provide an implicit rate, the Company utilizes an estimated incremental borrowing rate based on market observations existing at lease inception to calculate the present value of future payments.

Leased assets are disclosed as Right of Use assets on the Company’s consolidated balance sheet and are amortized over the expected useful life of the lease. Lease liabilities are separately disclosed as a current and non-current portion on the Company’s consolidated balance sheet.

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

On May 1, 2019, the Company entered into a Lease Agreement for a term of three years commencing on May 1, 2019, pursuant to which the Company agreed to lease approximately 3,000 rentable square feet at a base rent of $2,500 per month. The Company renewed the lease for a one-year term extending the rental period to April 2023. On October 5, 2022, the Company renewed the lease for an additional one-year term at a monthly cost of $2,850 commencing on May 1, 2023.

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

On December 9, 2022, the Company entered into a Lease Agreement for a term of two years commencing on April 1, 2023, pursuant to which the Company agreed to lease approximately 470 square feet of wet laboratory space. The base rent increases by 6% each year and ranges from $1,645 per month for the first year to $1,744 per month for the second year.

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 12 and 53 months. As of March 31, 2023, and December 31, 2022, the weighted-average remaining term was 25 and 28 months, respectively.

The Company’s weighted average incremental borrowing rate for its leases was 10% as of March 31, 2023, and December 31, 2022, respectively.

Future minimum lease payments as of March 31, 2023, are as follows:

Year Ending December 31,
2023	$203
2024	242
2025	216
2026	200
2027	133
Less imputed interest	(178)
Total	$815

As of March 31, 2023, the net balance of the right of use assets was $792,000 and the corresponding lease liability balance was $815,000. At December 31, 2022, the balance of the right of use assets was $829,000 and the corresponding lease liability balance was $837,000. Total rent expense was $87,000 for the three months ended March 31, 2023, and $17,000 for the three months ended March 31, 2022.

Note 13: Research, Consulting and Supply Agreements

The following represent companies with which AIM has active contracts that it paid toward in Q1 2023.

Amarex Clinical Research LLC

AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”) In the first Q1 2023, we paid $520,800 related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex will manage a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that the study will cost approximately $8.2 million, which includes pass through costs of approximately $1.0 million and excludes certain third-party and investigator costs and escalations. AIM anticipates that the study will take approximately 4.6 years to complete.

○	In Q1 2023, we paid approximately $309,400 related to this agreement.

●	Post-COVID Conditions - On June 13, 2022, AIM executed a work order with Amarex, pursuant to which Amarex will manage a Phase 2 trial in patients with Post-COVID Conditions. It is planned that the study will be conducted at up to 10 sites in the United States. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $4.4 million, which includes pass through costs of approximately $125,470, investigator costs estimated at about $2.4 million and excludes certain other third-party costs and escalations.

○	In Q1 2023, we paid approximately $211,400 related to this agreement.

hVIVO Services Limited

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

Impatients N.V.

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

○	In Q1 2023, we paid $8,000 related to this agreement.

Jubilant HollisterStier

Jubilant HollisterStier (“Jubilant”) is AIM’s authorized CMO for Ampligen for the approval in Argentina. In 2017, the Company entered into a purchase order with Jubilant pursuant to which Jubilant will manufacture batches of Ampligen® for the Company. Since the 2017 engagement of Jubilant, four lots of Ampligen consisting of more than 16,000 units have been manufactured and released in year 2018. The first lot was designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The second lot has been designated for these programs in addition to commercial distribution in Argentina for the treatment of CFS. In March 2023, we submitted a work order for a total of $1,432,257.

○	In Q1 2023, there were no payments related to this agreement.

Pharmaceutics International Inc.

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

○	In Q1 2023, we paid approximately $9,300 related to this agreement.

Polysciences Inc.

In April 2021, the Company approved a proposal from Polysciences Inc. (“Polysciences”) for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. The Company is working with Polysciences to negotiate and finalize both a Service Agreement and a Quality Agreement. For the year ended December 31, 2021, the Company has incurred an expense and paid Polysciences approximately $250,000. For the three months ended March 31, 2022, the Company paid Polysciences $103,000.

○	In Q1 2023, there were no payments related to this agreement.

Yamasa Corporation

The Company has utilized Yamasa Corporation (“Yamasa”) for the production of raw materials required to create polymer precursors to manufacture the drug Ampligen. In March 2023, we submitted a work order for $327,730 related to the purchase of these raw materials from Yamasa. These raw materials will be used in the manufacture of polymer precursors at Sterling.

○	In Q1 2023, there were no payments related to Yamasa.

Sterling Pharma Solutions

On December 5, 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’ Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

○	In Q1 2023, there were no payments related to this agreement.

Note 14: Subsequent Events

On April 4, 2023, the “Company executed an Unrestricted Grant Agreement with Erasmus University Medical Center (“EUMC”) pursuant to which EUMC will use its best efforts to diligently carry out immune monitoring in pancreatic cancer patients. On April 5, 2023, the Company entered into a Consulting Agreement with Casper H.J. van Eijck, MD, PhD, pursuant to which, among other things, Dr. van Eijck will assist the Company in recruiting and assisting sites outside of the Netherlands to participate in clinical trials evaluating Ampligen for the treatment of pancreatic cancer.

On April 19, 2023, we entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the EDA, Maxim will be entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of Shares sold under the EDA.

During the quarter ended March 31, 2023, the Company did not sell any shares under the EDA. Subsequent to the end of Q1 2023, the Company sold 969 shares under the 2023 EDA for total gross proceeds of approximately $485, which includes a 3% fee to Maxim of approximately $15.

On May 9, 2023, the Company was granted a U.S. Patent for a method for preventing or reducing antigenic drift or viral reassortment in a host animal comprising determining if a host animal has been exposed to or infected by an avian influenza virus and administering to the exposed host animal alpha-interferon.

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000.

On May 12, 2023, the Company amended and restated its November 14, 2017 Rights Plan with American Stock Transfer & Trust Company as Rights Agent (the “Rights Plan”). Please see Item II, Part 5 “Other Information” for more details.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, in this Report in Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 1. “Legal Proceedings”; and Part II, Item 1A. “Risk Factors”, as well as the following sections of our Annual Report on Form 10-K for the year ended December 31, 2022: Item 1. “Business”, Part I; Item 1A. “Risk Factors”, Part I; Item 3. “Legal Proceedings”, Part I and Part II; Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

In this regard, CHDR, a foundation located in Leiden in the Netherlands, managed a Phase 1 randomized, double-blind study for us to evaluate the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. The study was completed and the Final Safety Report reported no Serious or Severe Adverse Events at any dosage level.

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

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received IRB approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of March 31, 2023, there were 12 patients enrolled in this open-label expanded access treatment protocol (including four patients with Post-COVID-19 Conditions). To date, there have been seven such Post-COVID patients treated in the study. AIM previously reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures.

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

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021 and again in 2022. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of March 31, 2023, there are 10 patients enrolled in this open-label expanded access treatment protocol (including four Post-COVID-19 patients). To date, there have been seven such Post-COVID patients treated. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also is managing all Early Access Programs and Special Access Programs in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement was automatically extended for a period of 12 months on May 20, 2021, and is anticipated to extend again on May 20, 2023.

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

●	Pancreatic Cancer Trial - The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen versus a no treatment control group following FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. The AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC) and Erasmus MC in the Netherlands are expected to be the primary study sites. In March 2022, the FDA granted clearance to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement . The study is recruiting patients. (https://clinicaltrials.gov/ct2/show/NCT05494697). For the year ended December 31, 2022, we incurred expenses of approximately $1,730,000.

See “Immuno-Oncology; Additional Progress and Analysis Related to Pancreatic Cancer” for more analysis.

●	Advanced Recurrent Ovarian Cancer
○	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study is planned to be conducted in the future. https://clinicaltrials.gov/ct2/show/NCT02432378
○	A Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. We announced interim data from the study demonstrating that evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function was seen when combining Ampligen, pembrolizumab and cisplatin. Increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. Interim results announced March 2022 detailed an observed clinical response rate of 61% includes two complete and three partial tumor responses, plus three patients with stable disease among the 13 evaluable patients. An important priority will be to confirm these findings through continuing to enroll patients onto this study. https://clinicaltrials.gov/ct2/show/NCT03734692

In March 2021, we were granted a patent by the Netherlands Patent Office with granted patent claims that include, but are not limited to, the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors (e.g. pembrolizumab, nivolumab). Interim data from an investigator-initiated, Phase 2, single-arm, efficacy/safety trial demonstrated that evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function was seen when combining Ampligen, pembrolizumab and cisplatin. It is critical to note that increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. All told, the study has seen an Objective Response Rate (ORR) of 38.5%; a study of pembrolizumab alone in the treatment of advanced recurrent ovarian cancer found ORR of 8.1% and 9.9% across two cohorts. We believe that the positive data makes this patent have heightened potential. Similar patents are pending in other countries.

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. https://www.clinicaltrials.gov/ct2/show/NCT03599453. The key findings announced April 2022 included:
○	The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME).
○	Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME).
○	In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced.
○	Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021.
○	An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.
●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint https://clinicaltrials.gov/ct2/show/NCT03403634. The key findings announced April 2022 included:
○	The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046).
○	Saw increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios.
○	The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment.
○	Median OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months.
○	No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).
●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. The study is temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and is currently performing the necessary experiments to replace Intron-A with a generic alpha-interferon. We expect this trial to resume in the near future. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - Phase 1 study of chemokine modulation plus neoadjuvant chemotherapy in patients with early-stage triple negative breast cancer has received FDA authorization; the objective of this study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy; the goal of this approach is to increase survival. Interim results announced in March 2022 detailed data gathered from evaluating paclitaxel’s impact on chemokine production in the human breast tumor microenvironment (TME) and the ability of a chemokine modulatory regimen (CKM) of Ampligen and Interferon-α to mitigate potentially undesirable aspects of taxane chemotherapy. Based on the results, we believe that the combination chemokine modulatory regimen including Ampligen has the potential to mitigate undesirable aspects of taxane chemotherapy. Investigators are currently analyzing data. https://clinicaltrials.gov/ct2/show/NCT04081389

●	Refractory Melanoma — Roswell Park Comprehensive Cancer Center (“Roswell Park”), in a clinical trial fully funded by the National Cancer Institute (NCI), has commenced patient enrollment in its Phase 2 study in subjects with primary PD-1/PD-L1 resistant melanoma. The Phase 2 study will evaluate type-1 polarized dendritic cell (αDC1) vaccine in combination with tumor-selective chemokine modulation (“CKM”) comprised of Interferon alpha 2b, Ampligen (rintatolimod) and Celecoxib. Up to 24 patients are to be enrolled. The study is temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and is currently performing the necessary experiments to replace Intron-A with a generic alpha-interferon. We expect this trial to resume in the near future. (See: https://www.clinicaltrials.gov/show/NCT04093323).

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

In January 2023, we entered into an external sponsored collaborative clinical research agreement with Erasmus MC and AstraZeneca. Under the agreement, Erasmus MC is planning to perform an investigator-initiated clinical study, entitled “Combining anti-PD-L1 immune checkpoint inhibitor durvalumab with TLR-3 agonist rintatolimod in patients with metastatic pancreatic ductal adenocarcinoma for therapy effect. DURIPANC Study,” in which it will use study drugs provided by both AstraZeneca and us.

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

In October 2021, we and Amarex submitted an IND application with the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer. In December 2021, the FDA responded with a Clinical Hold on the proposed study. We submitted our response to the FDA in February 2022. In March 2022, we received notification from the FDA that the Clinical Hold was released and cleared, meaning that we are now able to proceed with the study specifically to treat locally advanced pancreatic cancer patients. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. The study is recruiting patients.

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

In February 2020, we filed three provisional patent applications related to Ampligen in our efforts toward joining the global health community in the fight against the deadly coronavirus (See: https://aimimmuno.com/press-release/aim-immunotech-files-provisional-patent-application-for-the-use-of-ampligenr-as-a-potential-therapy-for-covid-19-induced-chronic- fatigue/). Our three provisional patent applications include: 1) Ampligen as a therapy for the coronavirus; 2) Ampligen as part of a proposed intranasal universal coronavirus vaccine that combines Ampligen with inactivated coronavirus, conveying immunity and cross-protection and; 3) a high-volume manufacturing process for Ampligen. Under the Patent Cooperation Treaty of 1970, which provides international protections for patents, these three provisional patent applications were converted into two international patent applications based on the date of their filings.

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

In November 2020, we entered into a Material Transfer and Research Agreement with Leyden Laboratories B.V. to supply Ampligen and related expertise for two research projects involved SARS-CoV-2 and lethal influenza.

In January 2021, we entered into a Sponsor Agreement with CHDR to manage a Phase 1 randomized, double-blind study to evaluate the safety and activity of repeated intranasal administration of Ampligen. AIM funded and sponsored the study. This study was designed to assess the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. The study was completed and the Final Safety Report reported no Serious or Severe Adverse Events at any dosage level. We believe that the trial is a critical step in our ongoing efforts to develop Ampligen as a potential prophylaxis or treatment for COVID-19 and other respiratory viral diseases. Amarex provided us with monitoring support during the trial.

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

In addition to securing these two provisional patent applications, we also moved forward with proposed studies in these areas and with Pre-Investigational New Drug Applications in September 2021. One pre-IND was for a Phase 2, two-arm, randomized, double-blind, placebo-controlled, multicenter study to evaluate the efficacy and safety of Ampligen in patients experiencing Post-COVID conditions (originally referred to as Post-COVID Cognitive Dysfunction (PCCD) and has been revised to Post-COVID conditions).

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

In April 2021, we entered into an MTA with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente (“UNICA”), an educational institution, under the laws of Italy, located in Monserrato (Cagliari), Italy. The MTA relates to the research and development of the effects of Ampligen and its ability to induce interferon production in several cell lines, and also on the ability of the Ebola virus protein VP35 to bind to viral dsRNA and impede interferon’s upregulation and activity, and on Ampligen’s ability to reverse VP35 inhibition of interferon production in biological systems. The data analysis was published in the peer-reviewed journal Antiviral Research, in a manuscript titled “Ebola virus disease: In vivo protection provided by the PAMP restricted TLR3 agonist rintatolimod and its mechanism of action.” We believe that the analysis supports a dual mechanism of action when Ampligen is used as a prophylactic therapy against Ebola Virus Disease.

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

Alferon N Injection [Interferon alfa-n3 (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multi-species alpha interferon product. There are essentially no neutralizing antibodies observed against Alferon N Injection to date and the product has a relatively low side-effect profile. The recombinant DNA derived alpha interferon formulations have been reported to have decreased effectiveness after one year of treatment, probably due to neutralizing antibody formation (See “Manufacturing” and “Marketing/Distribution” sections below for more details on the manufacture and marketing/distribution of Alferon N Injection). The production of new Alferon N Injection Active Pharmaceutical Ingredient, or API, is currently on hold. We do not know when, if ever, our products will be generally available for commercial sale for any indication. Additionally, on May 9, 2023, we were granted a U.S. Patent for a method for preventing or reducing antigenic drift or viral reassortment in a host animal comprising determining if a host animal has been exposed to or infected by an avian influenza virus and administering to the exposed host animal alpha-interferon.

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

On December 5, 2022, we entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of our Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’ Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

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

In August 2017, we extended our agreement with Asembia LLC, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection throughout the United States. This agreement has expired. We were in discussions with Asembia about the possibility of continuing the relationship, while also exploring the possibility of working with other, similar companies. However, we still do not foresee an immediate need for this service and so have decided to push this search further out in our expected timeline.

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

Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. A 6% matching contribution by us was reinstated effective January 1, 2021. For the three months ending March 31, 2023 we made $38,600 in contributions, and for the year ending December 31, 2022 $122,000 contributions were made.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

RESULTS OF OPERATIONS

Three months ended March 31, 2023 versus three months ended March 31, 2022

Net Loss

Our net loss was approximately $3,661,000 and $3,820,000 for the three months ended March 31, 2023, and 2022, respectively, representing a decrease in loss of approximately $158,000 or 4%. This decrease in loss was primarily due to the following:

●	a decrease of the quarterly revaluation of certain redeemable warrants of $31,000; and
●	a decrease in loss on investments, net of $1,137,000; and
●	a decrease in production costs of $77,000; offset by
●	an increase in loss on sale of fixed assets of $23,000; and

●	an increase in gain from sale of Income tax operating of $65,000; and
●	an increase in interest and other income of 154,000; and
●	an increase in research and development expenses of $1,017,000; and
●	an increase in general and administrative expenses of $220,000.

Net loss per share was $ (0.08) and $(0.08) for the three months ended March 31, 2023, and 2022, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2023, was 48,399,950 as compared to 47,994,672 as of March 31, 2022.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $49,000 and $33,000 for the quarters ended March 31, 2023, and 2022, respectively. The change was due primarily to the increase in drug utilization for the AMP-511 study for the two sites that are open and treating patients.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability amounted to $0 for the three months ended March 31, 2023, compared to a $31,000 for the three months March 31, 2022 (see “Financial Statements: Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain (loss) on Investments, net

Gain (loss) on investments for the three months ended March 31, 2023, and 2022 were approximately 203,000 and ($934,000), respectively, reflecting a decrease in the loss on investments of approximately ($1,137,000). The decrease in loss was due to the change in the fair value of equity investments.

Production Costs

Production costs were approximately $0 and $77,000, respectively, for the three months ended March 31, 2023, and 2022, representing a decrease of $77,000 in production costs in the current period. The decrease was due primarily to the sale of the New Brunswick facility and no production for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Gain from sale of income tax operating losses

The quarterly income tax benefit for the three months ended March 31, 2023, amounted to a gain of approximately $255,000 compared to a gain of $190,000 for the three months ended March 31, 2022 due primarily to a deferred tax asset recorded in 2023 for the New Jersey NOL to be sold in 2024.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2023, were approximately $2,052,000, as compared to $1,036,000 for the same period a year ago, reflecting an increase of approximately $1,017,000. The primary reason for the increase in research and development costs was largely due to an increase in clinical trials for AMP-518 of $261,200, AMP-270 of $193,000, pancreatic cancer trial of $174,365, AMP-600 of $160,000 as well an increase in outside contractors of $198,000 and rent expense of $62,500 offset by a decrease in computer and information services of $46,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2023, and 2022, were approximately $2,292,000 and $2,072,000, respectively, reflecting an increase of approximately $220,000. The increase in G&A expenses during the current period was mainly due to an increase in professional fees of $293,000, interest expense of $45,500 and insurance of $43,600 offset by a decrease in stock compensation of $160,600.

Liquidity and Capital Resources

Cash used in/provided by operating activities for the three months ended March 31, 2023, was approximately $3,680,000 compared to approximately $2,758,000 for the same period in 2022, representing a change of $922,000. The primary reasons for this change in cash used in operations in 2023 was related to non-cash charges which primarily consisted of $1,118,000 in gain on investments. The main changes in working capital were an increase in accounts payable and a decrease in prepaid expenses and Equity-based compensation.

Cash used in/provided by investing activities for the three months ended March 31, 2023, was approximately $78,000 used in compared to $346,000 used in the same period in 2022, representing a change of $268,000. The primary reason for the change during the current period is the sale of marketable securities for the three months ended March 31, 2023 and March 31, 2022 of $598,000 and $407,000 net with the purchase of marketable securities for the three months ended March 31, 2023 and March 31, 2022 of $$712,000 and $720,000 as well as the sale of fixed assets for the three months ended March 31, 2023 and March 31, 2022 of $29,000 and $0, respectively.

Cash provided by financing activities for the three months ended March 31, 2023, was approximately $100,000 compared to approximately $0 for the same period in 2022, an increase of $100,000. The primary reason for this increase was our receipt of $100,000 in net proceeds from the sale of shares in the first three months of 2023.

As of March 31, 2023, AIM had approximately $30,849,000 in cash, cash equivalents and marketable securities, inclusive of approximately $7,454,000 in Marketable Securities, representing a decrease of approximately $3,341,000 from December 31, 2022.

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

At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. In this regard, in February 2022, the SEC declared our new S-3 shelf Registration Statement effective which will allow us to raise additional capital in the future. On April 19, 2023, we entered into an Equity Distribution Agreement (the “EDA”), with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the Distribution Agreement, Maxim will be entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of Shares sold under the EDA. Subsequent to the end of Q1 2023, we sold 969 shares under the 2023 EDA for total gross proceeds of approximately $485, which includes a 3% fee to Maxim of approximately $15. We hope to raise additional funds through the EDA. If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. There can be no assurances that, if needed, we will be able to raise adequate funds from the EDA or otherwise, or enter into licensing, partnering or other arrangements to advance our business goals. We may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. See Part I, Item 1A - “Risk Factors; We may require additional financing which may not be available” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of March 31, 2023, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2023, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Please see Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2022.

Additionally, we commenced an action against BioLife in December of 2017 for Breach of Contract in the Court of Common Pleas. The amount of damages sought include the lost profits from the alleged breach or the amount we paid and expended in reliance on BioLife’s fulfillment of the contract. None of the claimed damages are covered by insurance. Defendant BioLife has filed its Answer, Affirmative Defenses and a Counterclaim in the amount of $96,676 representing the Invoices unpaid after BioLife notified the Company that they were not intending to fulfill the balance of the contract. The Company denies the allegations of the counterclaim, which we believe will now lead to a trial date in the later part of 2023. The Court recently issued an Order and Decision on pending cross Motions for Summary Judgment. As per the Opinion, the Court Denied AIM’s Motion for Summary Judgment, essentially ruling that the Defendant’s asserted breach of the Contract is an issue of fact to be disputed at trial because BioLife might prove that its termination of the contract was unavoidable as a result of the loss of blood suppliers. The Court granted the Defendant’s Motion for Summary Judgment on the grounds that AIM cannot show that its loss of profits for sale of Alfernon was caused by Biolife’s alleged breach. The Court further ruled that AIM properly pled the alternative damage theory of reliance damages. The Court’s Order is inconsistent with the Opinion, in that it appears to grant the Defendant’s Motion as to all claims, while the Opinion preserves the reliance damage theory. The Company intends to seek reconsideration of the Opinion prior to an as-yet-unscheduled trial, and, if unsuccessful, the matters will be reviewed on appeal. The matter will proceed to trial at some future date which has not been scheduled. The outstanding amounts do not fall within the materiality threshold of the Company.

On April 20, 2023, in the action in the Delaware Court of Chancery, entitled Jonathan Thomas Jorgl vs. AIM Immuno Tech Inc, Thomas K. Equels, William Mitchell and Stewart Appelrouth, Jonathan Jorgl filed a Motion to Dismiss his Complaint as moot.  While we and the director defendants do not oppose dismissal of Jorgl’s claims, we have requested that the Court retain jurisdiction so that we can file a motion seeking reimbursement of our legal fees and expenses from Jorgl.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023, which could materially affect our business, financial condition, or future results. The risks described in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

On November 19, 2002, our Board of Directors (the “Board of Directors”) declared a dividend distribution of one Right for each outstanding share of Common Stock to stockholders of record at the close of business on November 29, 2002 (the “Record Date”). On November 2, 2012, at the direction of the Board of Directors, we amended and restated the Rights Agreement between us and our Rights Agent. On November 14, 2017, at the direction of the Board, we again amended and restated the Rights Agreement between us and our then current Rights Agent (as amended, the “Amended Agreement”). On November 9, 2022, at the direction of the Board, we extended the Expiration Date of the Amended Agreement to February 14, 2023 and on February 9, 2023, at the direction of the Board, we extended the Expiration Date of the Amended Agreement to May 15, 2023. On May 12, 2023, at the direction of the Board, we further amended the Amended Agreement (as amended, the “Rights Agreement”). Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) at a Purchase Price of $4.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.

Initially, the Rights attached to all Common Stock certificates representing shares outstanding at the Record Date. Effective May 12, 2023, the number of Rights associated with each outstanding share of Common Stock (certificated or book entry) were adjusted such that each outstanding share of Common Stock has associated with it one Right. No separate Rights Certificates will be distributed. Subject to certain exceptions specified in the Rights Agreement, the Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock (the “Stock Acquisition Date”), other than as a result of repurchases of stock by the Company or certain inadvertent actions by institutional or certain other stockholders or (ii) 10 business days (or such later date as the Board of Directors shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person. Until the Distribution Date, (i) the Rights will be evidenced by certificates and Book Entry Shares for the Common Stock (collectively, “Common Stock Certificates”) and will be transferred with and only with such Common Stock Certificates, (ii) new Common Stock Certificates issued after the Record Date will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any Common Stock Certificates outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such Common Stock Certificate. Pursuant to the Rights Agreement, the Company reserves the right to require prior to the occurrence of a Triggering Event (as defined below) that, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock will be issued.

The Rights are not exercisable until the Distribution Date and will expire at 5:00 P.M. (New York City time) on May 12, 2028, unless such date is extended or the Rights are earlier redeemed or exchanged by us as described below.

As soon as practicable after the Distribution Date, Rights Certificates will be sent to holders of record of the Common Stock as of the close of business on the Distribution Date in accordance with the Rights Agreement and, thereafter, the separate Rights Certificates alone will represent the Rights. Except as otherwise determined by the Board of Directors, only shares of Common Stock issued prior to the Distribution Date will be issued with Rights.

In the event that a Person becomes an Acquiring Person, except pursuant to an offer for all outstanding shares of Common Stock which the Board of Directors determines to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms (a “Qualified Offer”), each registered holder of a Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other equity securities of the Company) having a value equal to two times the exercise price of the Right. Notwithstanding any of the foregoing, following the occurrence of the event set forth in this paragraph, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, Rights are not exercisable following the occurrence of the event set forth above until such time as the Rights are no longer redeemable by us as set forth below.

In the event that, at any time following the Stock Acquisition Date, (i) we engage in a merger or other business combination transaction in which we are not the surviving corporation (other than a merger or business combination with an entity which acquired the shares pursuant to a Qualified Offer in which holders of our common stock receive the same consideration per share as in the Qualified Offer), (ii) we engage in a merger or other business combination transaction in which we are the surviving corporation and our Common Stock is changed or exchanged, or (iii) 50% or more of our assets, cash flow or earning power is sold or transferred, each registered holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the Right. The events set forth in this paragraph and in the second preceding paragraph are referred to as the “Triggering Events”.

At any time after a person becomes an Acquiring Person and prior to the acquisition by such person or group of fifty percent (50%) or more of the outstanding Common Stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of Common Stock, or one one-hundredth of a share of Preferred Stock (or of a share of a class or series of our preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

The Purchase Price payable, and the number of Units of Preferred Stock or other securities or property issuable, upon exercise of the Rights subsequent to the reverse split of our outstanding shares of Common Stock effected in August 2016 are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) if holders of the Preferred Stock are granted certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

No fractional Units will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading date prior to the date of exercise.

At any time prior to such time as any Person becomes an Acquiring Person, we may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (payable in cash, Common Stock or other consideration deemed appropriate by the Board of Directors). Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.01 redemption price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of our Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to us, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of our Company or for common stock of the acquiring company or in the event of the redemption of the Rights as set forth above.

Any of the provisions of the Rights Agreement may be amended by the Board of Directors prior to the Distribution Date. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Rights, or to shorten or lengthen any time period under the Rights Agreement. The foregoing notwithstanding, no amendment may be made at such time as the Rights are not redeemable.

A copy of the Rights Agreement is being filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A, dated May 12, 2023. A copy of the Rights Agreement is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is incorporated herein by reference.

. On May 10, 2023, we filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000.

ITEM 6: Exhibits

(i)	Exhibits - See exhibit index below.

Exhibit No.	Description
3.1	Certificate of Increase of Series A Junior Participating Preferred Stock.*

4.1	Third Amended and Restated Rights Agreement, dated May 12, 2023 between AIM ImmunoTech Inc. (formerly, Hemispherx Biopharma, Inc.) and American Stock Transfer & Trust Company, LLC. (incorporated by reference to exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed May 15, 2023).

10.1	June 27, 2022 First Amendment to Agreement of Sale and Purchase with Acellories, Inc. (incorporated by reference to exhibit 10.86 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.2	August 2, 2022 Second Amendment to Agreement of Sale and Purchase with Acellories, Inc.(incorporated by reference to exhibit 10.87 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.3	August 10, 2022 Termination agreement with Shenzhen Smoore Technology Limited (incorporated by reference to exhibit 10.88 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.4	October 5, 2022 Lease extension for Riverton office (incorporated by reference 10.4 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.5	October 11, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.5 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.6	October 21, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.6 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.7	October 21, 2022 Fourth Amendment to Agreement of Sale and Purchase with Acellories, Inc )) (incorporated by reference 10.7 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.8	December 5, 2022 Master Service Agreement between Sterling Pharma Solutions Limited and AIM ImmunoTech Inc.(incorporated by reference 10.93 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.9	January 13, 2023 Study Support Agreement with Erasmus University Medical Center Rotterdam (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.94 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.10	January 13, 2023 Co-ordination Agreement with Erasmus University Medical Center Rotterdam and AstraZeneca BV (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.95 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.11	March 1, 2023 Extension Agreement with Foresite Advisors LLC )) (incorporated by reference 10.96 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.12	April 4, 2023 Unrestricted Grant Agreement with Erasmus University Medical Center (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 7, 2023)

10.13	April 5, 2023 Independent Contractor Service Agreement with Casper H.J van Eijck (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 7, 2023)

10.14	April 19, 2023 Equity Distribution Agreement with Maxim Group, LLC (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 19, 2023)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: May 12, 2023

