Form 10-Q
period 2023-06-30
AIM ImmunoTech Inc.
filed 2023-08-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

48,670,427 shares of common stock were outstanding, and 690 shares of series B preferred stock were outstanding as of August 11, 2023.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21,038	$27,053
Marketable securities	7,360	7,137
Funds receivable from New Jersey net operating loss	33	1,676
Prepaid expenses and other current assets	438	455
Total current assets	28,869	36,321
Property and equipment, net	145	195
Right of use asset, net	781	829
Patent and trademark rights, net	2,038	1,941
Other assets	1,784	1,202
Total assets	$33,617	$40,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,151	$377
Accrued expenses	528	806
Current portion of operating lease liability	206	178
Total current liabilities	2,885	1,361
Long-term liabilities:
Operating lease liability	597	659
Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Series B Convertible Preferred Stock, stated value $1,000 per share, 690 and 696 issued and outstanding, respectively	690	696
Common Stock, par value $0.001 per share, authorized 350,000,000 shares; 48,419,491 and 48,084,287, issued and outstanding, respectively	48	48
Additional paid-in capital	418,513	418,270
Accumulated deficit	(389,116)	(380,546)
Total stockholders’ equity	30,135	38,468
Total liabilities and stockholders’ equity	$33,617	$40,488

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenues:
Clinical treatment programs - US	$42	$30	$91	$64
Total Revenues	42	30	91	64
Costs and Expenses:
Production costs	—	69	—	147
Research and development	2,953	2,475	5,005	3,511
General and administrative	2,550	2,181	4,841	4,253
Total Costs and Expenses	5,503	4,725	9,846	7,911
Operating loss	(5,461)	(4,695)	(9,755)	(7,847)
Gain (Loss) on investments	(94)	(470)	109	(1,404)
Interest and other income	318	79	517	124
Interest expense and other finance costs	—	—	—	—
(Loss) on sale of fixed assets	—	—	(23)	—
Redeemable warrants valuation adjustment	—	3	—	34
Gain from sale of Income tax operating losses	328	232	582	422

Net Loss	$(4,909)	$(4,851)	$(8,570)	$(8,671)

Basic and diluted loss per share	$(0.10)	$(0.10)	$(0.18)	$(0.18)

Weighted average shares outstanding basic and diluted	48,411,251	48,034,100	48,405,675	48,014,713

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2023 and 2022

(in thousands except share data)

(Unaudited)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2022	$696	48,084,287	$48	$418,270	$—	$(380,546)	$38,468
Common stock issuance, net of costs	—	323,039	—	100	—	—	100
Equity-based compensation	—	—	—	82	—	—	82
Series B preferred shares converted to common shares	(4)	—	—	4	—	—	—
Net comprehensive loss	—	—	—	—	—	(3,661)	(3,661)
Balance March 31, 2023	$692	48,407,326	$48	$418,456	$—	$(384,207)	$34,989
Common stock issuance, net of costs	—	12,165	—	5	—	—	5
Equity-based compensation	—	—	—	50	—	—	50
Series B preferred shares converted to common shares	(2)	—	—	2	—	—	—
Net comprehensive loss	—	—	—	—	—	(4,909)	(4,909)
Balance June 30, 2023	$690	48,419,491	$48	$418,513	$—	$(389,116)	$30,135

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2021	$715	47,994,672	$48	$417,217	$—	$(361,101)	$56,879
Common stock issuance, net of costs	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	242	—	—	242
Series B preferred shares converted to common shares	—	—	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—	(3,820)	(3,820)
Balance March 31, 2022	$715	47,994,672	$48	$417,459	$—	$(364,921)	$53,301
Common stock issuance, net of costs	—	54,150	—	55	—	—	55
Equity-based compensation	—	—	—	275	—	—	275
Series B preferred shares converted to common shares	—	—	—	2	—	—	—
Net Comprehensive loss	(2)	—	—	—	—	(4,851)	(4,851)
Balance June 30, 2022	$713	48,048,822	$48	$417,791	$—	$(369,772)	$48,780

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(in thousands)

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(8,570)	$(8,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	21	20
Redeemable warrants valuation adjustment	—	(34)
Amortization of patent, trademark rights	106	38
Changes in ROU assets	48	(740)
Gain from sale of income tax operating losses	(582)	(422)
Equity-based compensation	132	517
(Loss) on sale of marketable securities	(109)	1,404
Change in assets and liabilities:
Funds Receivable from New Jersey net operating loss	1,676	1,641
Prepaid expenses and other current assets and other non-current assets	17	(69)
Lease liability	(34)	740
Other Assets	(39)	(73)
Accounts payable	1,774	514
Accrued expenses	(278)	64
Net cash used in operating activities	(5,838)	(5,071)
Cash flows from investing activities:
Proceeds from sale of marketable securities	598	8,713
Purchase of marketable securities	(712)	(1,262)
Proceeds from sale of property and equipment	35	—
Purchase of patent and trademark rights	(203)	(76)
Net cash (used in) provided by investing activities	(282)	7,375
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	105	55
Net cash provided by financing activities	105	55
Net (decrease) increase in cash and cash equivalents	(6,015)	2,359
Cash and cash equivalents at beginning of period	27,053	32,093
Cash and cash equivalents at end of period	$21,038	$34,452
Supplemental disclosures of non-cash investing and financing cash flow information:
Operating lease-Right of Use Assets	$(48)	$761
Unrealized gain (loss) on marketable securities	$196	$(225)
Conversion of Series B preferred	$6	$2

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

AIM’s business plan requires one or more Contract Manufacturing Organizations (“CMO”) to produce Ampligen and its Active Pharmaceutical Ingredients (APIs). This includes utilizing Jubilant HollisterStier and Sterling for the manufacture of Ampligen and our Poly I and Poly C12U polynucleotides, respectively. Additionally, our relationship with Polysciences Inc. (“Polysciences”) continues and R&D development of polymer manufacture is ongoing. While AIM believes it has sufficient Ampligen API to meet current needs, it is also continually exploring new efficiencies in order to maximize its ability to fulfill future obligations.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2022, and 2021, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure (“GAAP”) of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates, and those differences may be material. Accounts requiring the use of significant estimates include determination of other-than-temporary impairment on securities, valuation of deferred taxes, patent and trademark valuations, stock-based compensation calculations, fair value of warrants, and contingency accruals.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 2,595,914 and 2,447,924, are excluded from the calculation of diluted net loss per share for the six months ended June 30, 2023, and 2022, respectively, since their effect is antidilutive due to the net losses recorded for the periods.

Note 3: Equity-Based Compensation

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the six months ended June 30, 2023, there were no options granted and 300,000 options granted during the six months ended June 30, 2022.

Employee stock option activity during the three months ended June 30, 2023, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding March 31, 2023	2,020,214	$3.01	8.55	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(663)	—	—	—
Outstanding June 30, 2023	2,019,551	$3.01	8.36	$—
Vested and expected to vest June 30, 2023	2,019,551	$3.01	8.36	$—
Exercisable June 30, 2023	1,852,887	$2.13	6.50	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested March 31, 2023	267,326	$5.23	8.55	$—
Granted	—	—	—	—
Expired	(663)	.30	—	—
Vested	(99,999)	.44	9.83	—
Unvested June 30, 2023	166,664	$9.17	6.41	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding March 31, 2023	579,155	$3.09	8.36	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(123)	—	—	—
Outstanding June 30, 2023	579,032	$3.09	8.36	$—
Vested and expected to vest June 30, 2023	579,032	$3.09	8.36	$—
Exercisable June 30, 2023	512,366	$2.99	4.67	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested March 31, 2023	104,289	$11.39	5.75	$—
Granted	—	—	—	—
Expired	(123)	.38	7.86	—
Vested	(37,500)	.46	9.14	—
Unvested June 30, 2023	66,666	$9.45	4.59	$—

Stock-based compensation expense was approximately $50,000 and $275,000 for the three months ended June 30, 2023 and 2022, respectively.

Employee stock option activity during the six months ended June 30, 2023, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2023	2,020,214	$3.01	8.86	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(663)	—	—	—
Outstanding June 30, 2023	2,019,551	$3.01	8.36	$—
Vested and expected to vest June 30, 2023	2,019,551	$3.01	8.36	$—
Exercisable June 30, 2023	1,852,887	$2.13	6.50	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2023	392,326	$4.15	5.85	$—
Granted	—	—	—	—
Expired	(663)	.30	—	—
Vested	(224,999)	.44	9.83	—
Unvested June 30, 2023	166,664	$9.17	6.41	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2023	579,155	$3.09	7.93	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(123)	—	—	—
Outstanding June 30, 2023	579,032	$3.09	8.36	$—
Vested and expected to vest June 30, 2023	579,032	$3.09	8.36	$—
Exercisable June 30, 2023	512,366	$2.99	4.67	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2023	166,789	$4.05	9.49	$—
Granted	—	—	—	—
Expired	(123)	.38	7.86	—
Vested	(100,000)	.46	9.14	—
Unvested June 30, 2023	66,666	$9.45	4.59	$—

Stock-based compensation expense was approximately $132,000 and $517,000 for the six months ended June 30, 2023 and 2022, respectively.

On June 30, 2023, and 2022, respectively, there was approximately $85,000 and $454,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 4: Marketable Securities

Marketable securities consist of mutual funds. As of June 30, 2023 and December 31, 2022, it was determined that none of the marketable securities had an other-than-temporary impairment. As of June 30, 2023 and December 31, 2022, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 11: Fair Value). As of June 30, 2023, and December 31, 2022 the Company held $7,360,000 and $7,137,000 in mutual funds, respectively.

Mutual Funds classified as available for sale consisted of:

June 30, 2023
(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,360	$7,360
Totals	$7,360	$7,360

June 30, 2023

(in thousands)

Securities

Net gain recognized during the period on equity securities	$109
Less: Net gains and losses recognized during the period on equity securities sold during the period	(87)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$196

Mutual Funds classified as available for sale consisted of:

December 31, 2022

(in thousands)

Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,137	$7,137
Totals	$7,137	$7,137

December 31, 2022

(in thousands)

Securities
Net losses recognized during the period on equity securities	$(1,679)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(751)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(928)

Note 5: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2023	December 31, 2022
Compensation	$36	$1
Professional fees	313	492
Clinical trial expenses	97	110
Other expenses	82	203
	$528	$806

Note 6: Property and Equipment, net

	(in thousands)
	June 30, 2023	December 31, 2022
Furniture, fixtures, and equipment	2,204	2,233
Less: accumulated depreciation	(2,059)	(2,038)
Property and equipment, net	$145	$195

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the six months ending June 30, 2023 and June 30, 2022 was $21,000 and $20,000, respectively.

The Company made a strategic shift on in-house manufacturing and recorded an impairment of the facility in the amount of $1,800,000 during the year ended December 31, 2021. During the period ending June 30, 2022, the Company reported assets held for sale related to the pending sale of the manufacturing facility located at 783 Jersey Avenue (See Note 11 Fair Value).

Note 7: Patents, and Trademark Rights, Net

December 31, 2021	$1,974
Acquisitions	375
Abandonments and expirations	(190)
Amortization	(218)
December 31, 2022	$1,941
Acquisitions	210
Abandonments and expirations	(7)
Amortization	(106)
June 30, 2023	$2,038

Patents and trademarks are stated at cost. Patents are amortized using the straight-line method over an estimated useful life of 17 years and 10 years, respectively.

Amortization of patents and trademarks for each of the next five years and thereafter is as follows:

Year Ending December 31,
2023	$108
2024	212
2025	205
2026	203
2027	183
Thereafter	1,127
Total	$2,038

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

The Company is authorized to issue 8,000 Series B Convertible Preferred Stock, no par value, stated value $1,000 per share. As of June 30, 2023, and December 31, 2022, the Company had 690 and 696 shares of Series B Convertible Preferred Stock outstanding, respectively. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividend actually paid on shares of Common Stock when as and if such dividends are paid on shares of the Common Stock. Each such Preferred Share is convertible into 114 shares of common stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock was fully converted. The Series B Convertible Preferred Stock does not carry voting Rights.

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the six months ending June 30, 2023, 2 shares of Series B Convertible Preferred Stock were converted into common stock.

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares.

On July 7, 2020, the board of directors approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price. Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. The Company created successive new plans following the expiration of the plan. During the fiscal years ended December 31, 2021 and 2022, the Company issued 132,238 and 86,817 shares of its common stock at prices ranging from $1.16 to $2.35; and from $0.76 to $1.02 /per share under these plans. The latest plan was approved by the board of directors in June 2023.

During the six months ended June 30, 2023, the Company issued a total of 322,583 shares of its common stock at a price of $0.31 for total proceeds of $100,000.

During the six months ended June 30, 2022, the Company issued a total of 53,922 shares of its common stock at prices ranging from $1.02 for total proceeds of $55,000 as part of the employee stock purchase plan, not from the 2018 Equity Incentive Plan.

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the year ending December 31, 2020, 1,870,000 of the Pre-funded Warrants were exercised and 8,873,960 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification. As of June 30, 2023, there are 15,000 Warrants outstanding.

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

On April 19, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent (the “Offering”). Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the EDA, Maxim will be entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. For the six months ended June 30, 2023, the Company sold 11,937 shares under the EDA for total gross proceeds of $5,593, which includes a 3.0% fee to Maxim of $168. Subsequent to the period ended June 30, 2023, the Company sold 234,386 shares under the EDA for total gross proceeds of $152,579, which includes a 3.0% fee to Maxim of $4,577.

On May 12, 2023, the Company amended and restated its November 14, 2017 Rights Plan with American Stock Transfer & Trust Company as Rights Agent (the “Rights Plan”).

As of June 30, 2023, and December 31, 2022, there were 48,419,491 and 48,084,287 shares outstanding, respectively.

Note 9: Cash and Cash Equivalents

AIM considers all highly liquid interest-earning investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Note 10: Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. Accounting pronouncements issued by the FASB since filing the Annual Report on Form 10-K for the year ended December 31, 2022 did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 11: Fair Value

Fair Value

The Company complies with the provisions of FASB ASC 820 “Fair Value Measurements” for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.

The fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items and are considered a Level 1 instrument of the fair value measurements standard. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Warrants”) related to the Company’s April 2018 and March 2019 common stock and warrant issuance, are calculated using a Monte Carlo Simulation.

The Company recomputes the fair value of the Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the April 2018 Warrants:

	June 30,	December 31,
	2023	2022
Underlying price per share	$0.67	$0.31
Exercise price per share	$17.16	$17.16
Risk-free interest rate	5.44%	4.74%
Expected holding period	0.32	0.81
Expected volatility	75%	75%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	June 30,	December 31,
	2023	2022
Underlying price per share	$0.67	$0.31
Exercise price per share	$8.80	$8.80
Risk-free interest rate	5.44%	4.67%
Expected holding period	0.69	1.19
Expected volatility	90%	70%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the actual historical prices input for the relevant period input change. As of June 30, 2023 and December 31, 2022 there was no carrying amount and estimated fair value of the above Warrants.

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. AIM categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2023, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,360	$7,360	$—	$—
Liabilities:
Redeemable warrants	$—	—	—	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7,137	$7,137	$—	$—
Liabilities:
Redeemable warrant	$—	—	—	$—

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

The Company entered into a Lease Agreement for a term of five years commencing on September 14, 2020 pursuant to which the Company agreed to lease two Sharp copiers. The base rent under the agreement is $1,415 per month.

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

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 9 and 50 months. As of June 30, 2023, and December 31, 2022, the weighted-average remaining term was 46 and 52 months, respectively.

The Company’s weighted average incremental borrowing rate for its leases was 10% as of June 30, 2023, and December 31, 2022, respectively.

Future minimum lease payments as of June 30, 2023, are as follows:

Year Ending December 31,
2023	$146
2024	264
2025	221
2026	200
2027	133
Less imputed interest	(161)
Total	$803

As of June 30, 2023, the net balance of the right of use assets was $781,000 and the corresponding lease liability balance was $803,000. At December 31, 2022, the balance of the right of use assets was $829,000 and the corresponding lease liability balance was $837,000. Total rent expense was $141,000 for the six months ended June 30, 2023, and $27,000 for the six months ended June 30, 2022.

Note 13: Research, Consulting and Supply Agreements

The following represent companies with which AIM has active contracts that it paid toward during the six months ended June 30, 2023.

Amarex Clinical Research LLC

AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the six months ended June 30, 2023, the Company paid $538,000 related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8.2 million. This estimate includes pass-through costs of approximately $1.0 million and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

○	During the six months ended June 30, 2023, the Company paid approximately $233,400 related to this agreement.

●	Post-COVID Conditions - On June 13, 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. It is planned that the study will be conducted at up to 10 sites in the United States. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6.4 million, which includes pass through costs of approximately $125,470, investigator costs estimated at about $4.4 million, and excludes certain other third-party costs and escalations.

○	During the six months ended June 30, 2023, the Company paid approximately $304,600 related to this agreement.

hVIVO Services Limited

In July 2021, the Company executed a Reservation and Start-Up Agreement (the “Agreement”) with hVIVO Services Limited (“hVIVO”), and subsequently signed a clinical trial agreement (“CTA”) in September. For the year ended December 31, 2021, the Company incurred an expense and paid hVIVO approximately $2,340,000 for services incurred in 2021. In March 2022, the Company announced that it had officially withdrawn its application from the Medicines and Healthcare Regulatory Agency and terminated its agreement with hVIVO and incurred a cancelation fee of $60,000 which was paid in the first quarter 2022.

Impatients N.V.

In 2016, the Company entered into a five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands-based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, myTomorrows, as exclusive service provider and distributor in the Territory, is performing EAP activities. The agreement was automatically extended for a period of 12 months on May 20, 2021; has been automatically extended for 12 months on each subsequent May 20; and will continue to be automatically extended for periods of 12 months every May 20 until terminated or the terms of the agreement are met.

○	During the six months ended June 30, 2023, the Company paid approximately $18,000 related to this agreement.

Jubilant HollisterStier

Jubilant HollisterStier (“Jubilant”) is AIM’s authorized CMO for Ampligen for the approval in Argentina. In 2017, the Company entered into an agreement with Jubilant pursuant to which Jubilant will manufacture batches of Ampligen® for the Company. Since the 2017 engagement of Jubilant, two lots of Ampligen consisting of more than 16,000 units were manufactured and released in the year 2018. The first lot was designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The second lot has been designated for these programs in addition to commercial distribution in Argentina for the treatment of CFS. Jubilant manufactured additional two lots of Ampligen in December 2019 and January 2020. In March 2023, the Company submitted a purchase order for a total of $1,432,257 to manufacture additional lots of Ampligen at Jubilant.

○	There were no payments related to this agreement during the six months ended June 30, 2023. Subsequent to June 30, 2023, the Company paid $1,432,257 related to this agreement.

Pharmaceutics International Inc.

In December 2020, AIM added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance the AIM’s capacity to produce the drug Ampligen. This addition amplifies AIM’s manufacturing capability by providing redundancy and cost savings. The contracts augment AIM’s existing fill and finish capacity. As agreed to in the Master Services Agreement, the terms of each of AIM’s projects with Pii will be negotiated separately and defined in individual Service Contracts. For the year ended December 31, 2022, the Company had incurred an expense and paid Pii approximately $278,000.

○	During the six months ended June 30, 2023, the Company paid approximately $55,400 related to this agreement.

Polysciences Inc.

In April 2021, AIM approved a proposal from Polysciences Inc. (“Polysciences”) for the manufacture of our Poly I and Poly C12U polynucleotides and associated test methods at Polysciences’ Warrington, PA location to enhance our capacity to produce the polymer precursors to the drug Ampligen. The Company is working with Polysciences to negotiate and finalize both a Service Agreement and a Quality Agreement. For the year ended December 31, 2021, the Company incurred an expense and paid Polysciences approximately $250,000.

○	During the six months ended June 30, 2023, there were no payments related to this agreement.

Yamasa Corporation

AIM also utilizes Yamasa Corporation (“Yamasa”) for the production of raw materials required to create polymer precursors to manufacture the drug Ampligen. In March 2023, the Company submitted a work order for $327,730 related to the purchase of raw materials from Yamasa. These raw materials will be used in the manufacture of polymer precursors at Sterling.

○	During the six months ended June 30, 2023, there were no payments related to this agreement.

Sterling Pharma Solutions

On December 5, 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’ Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

○	During the six months ended June 30, 2023, the Company paid approximately $357,000 related to this agreement.

Note 14: Subsequent Events

As disclosed in a Schedule 13D/A filed with the SEC on August 7, 2023, a stockholder submitted a notice of intent to nominate individuals for election as directors at the Company’s 2023 Annual Meeting of Stockholders.

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

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”), for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program, or EAP, as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial-grade vials of Ampligen into Argentina. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process has been currently delayed due to the COVID-19 pandemic and ANMAT’s internal processes. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an EAP in Europe and Turkey related to CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in this territory, is performing EAP activities. In January 2017, the EAP was extended to pancreatic cancer patients beginning in the Netherlands. In February 2018, we signed an amendment to extend the territory to cover Canada to treat pancreatic cancer patients, pending government approval. In March 2018, we signed an amendment to which myTomorrows will be our exclusive service provider for special access activities in Canada for the supply of Ampligen for the treatment of CFS. MyTomorrows provides services related to the supply and distribution of Ampligen to patients in Early Access Programs (EAPs) which are initiated through a physician’s request; there have been no physician requests that have led to government approval, therefore no patients have been treated under an EAP for either pancreatic cancer or CFS in Canada. No assurance can be given that we can sufficiently supply product should we experience an unexpected demand for Ampligen in our clinical studies, the commercial launch in Argentina or pursuant to the EAPs. No assurance can be given that Ampligen will prove effective in the treatment of pancreatic cancer. The agreement was automatically extended for a period of 12 months on May 20, 2021; has been automatically extended for 12 months on each subsequent May 20; and will continue to be automatically extended for periods of 12 months every May 20 until terminated or the terms of the agreement are met.

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

The production of the new Alferon N Injection Active Pharmaceutical Ingredient, or API, is currently on hold. The New Brunswick facility was approved by the FDA under the Biological License Application, or BLA, for Alferon N Injection. While we have sold the New Brunswick facility, we maintain a certain amount of space at that facility for Alferon activities, the sale of the facility will move up the timeline for contracting with a CMO, or CMOs, capable of producing Alferon, and receiving FDA approval to do so, prior to the commercial sale of newly produced inventory product. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon N Injection API, it will need FDA approval as to the quality and stability of the final product before commercial sales can resume. We may need additional funds to finance the validation process. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon N Injection inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

Because of the differences in the scale of necessary trials, our initial primary focus when it comes to pancreatic cancer will be cases that are locally advanced, rather than metastatic. The number of different approaches to treating metastatic pancreatic cancer — approaches which would be determined by treating physicians — would require a much larger, far more expensive trial than would a trial for locally advanced pancreatic cancer. Therefore, we are focusing on patients who have completed FOLFIRINOX and have stable disease. In August 2022, we received Institutional Review Board (“IRB”) approval of the trial protocol in locally advanced pancreatic cancer and so announced the trial’s commencement. Assuming this trial and subsequent planned clinical trials confirm the existing data, our goal is to then submit an NDA for use of Ampligen in pancreatic cancer patients.

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

In October 2022, our IND application cleared the FDA approval process and we are proceeding with a Phase 2 study evaluating Ampligen as a therapeutic for patients with post-COVID conditions (“AMP-518”). Additional comments were received from the FDA, which have been addressed in an amended protocol approved by the IRB on March 30, 2023. As of August 14, 2023, the study had met its full planned enrollment of 80 subjects and subjects are being dosed.

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

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received IRB approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of June 30, 2023, there were 11 patients enrolled in this open-label expanded access treatment protocol (including five patients with Post-COVID Conditions). To date, there have been seven such Post-COVID patients treated in the study. AIM previously reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures.

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

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021 and again in 2022. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of June 30, 2023, there are 11 patients enrolled in this open-label expanded access treatment protocol (including five Post-COVID patients). To date, there have been seven such Post-COVID patients treated. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also is managing all Early Access Programs and Special Access Programs in Europe, Canada and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement was automatically extended for a period of 12 months on May 20, 2021; has been automatically extended for 12 months on each subsequent May 20; and will continue to be automatically extended for periods of 12 months every May 20 until terminated or the terms of the agreement are met.

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

In 2018, we completed production of two commercial-size batches of more than 16,000 vials of Ampligen, following its “Fill & Finish” at Jubilant HollisterStier, the Contract Manufacturing Organization. These lots passed all required testing for regulatory release for human use and are being used for multiple programs, including: the treatment of ME/CFS; the pancreatic cancer EAP in the Netherlands; and will continue to be used for ongoing and future clinical studies in oncology. Additionally, two lots of Ampligen were manufactured in December 2019 and January 2020 at Jubilant HollisterStier and we recently issued a purchase order for a total of $1,432,257 to manufacture additional lots of Ampligen at Jubilant. The current manufactured lots of Ampligen have been fully tested and released for commercial product launch in Argentina and for clinical trials. Additionally, in December 2020, we added Pii as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our active and in-process fill and finish capacity.

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

A total of 42 pancreatic cancer patients initially received treatment with Ampligen immuno-oncology therapy under the EAP program at Erasmus MC in the Netherlands; that initial program has since continued to expand and proceed with additional patients to be treated with Ampligen Supervised by Prof. C.H.J. van Eijck, MD. The team at Erasmus MC in September 2020 reported data which demonstrated a statistically significant positive survival benefit when using Ampligen in patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy, compared with historical control patients. Additional patients have since been enrolled and, we believe, the data further confirms the original findings. We are working with our Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track.” We have applied for fast-track status; have received denials to date; and are currently working through the FDA process to provide all the materials and information required to achieve fast-track status. The IND authorization to proceed with the Phase 2 pancreatic cancer clinical trial has been received with potential sites in the Netherlands at Erasmus MC under Prof. C.H.J. van Eijck, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC).

In January 2023, we entered into an external sponsored collaborative clinical research agreement with Erasmus MC and AstraZeneca. Under the agreement, Erasmus MC is planning to perform an investigator-initiated clinical study, entitled “Combining anti-PD-L1 immune checkpoint inhibitor durvalumab with TLR-3 agonist rintatolimod in patients with metastatic pancreatic ductal adenocarcinoma for therapy effect. DURIPANC Study,” in which it will use study drugs provided by both AstraZeneca and us. In June 2023 we received the required approvals from the Central Committee on Research Involving Human Subjects, which is the Competent Authority for the review of clinical trials in the Netherlands, and the Medical Ethics Review Committee Erasmus MC, which is the governing ethics board.

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

On April 4, 2023, AIM executed an Unrestricted Grant Agreement with Erasmus University Medical Center pursuant to which Erasmus MC will use its best efforts to diligently carry out immune monitoring in pancreatic cancer patients. On April 5, 2023, the Company entered into a Consulting Agreement with Casper H.J. van Eijck, MD, PhD, pursuant to which, among other things, Dr. van Eijck will assist the Company in recruiting and assisting sites outside of the Netherlands to participate in clinical trials evaluating Ampligen for the treatment of pancreatic cancer.

On June 27, 2023, we announced the publication of pre-clinical data that suggests Ampligen has the potential to act directly on tumor cells to reduce tumor cell growth in pancreatic cancer patients with sufficient tumor levels of TLR-3, suggesting a potential biomarker to identify patients who may respond to Ampligen. The anti-tumor analysis was published in the peer-reviewed journal American Journal of Cancer Research in the paper “Rintatolimod: A potential treatment in patients with pancreatic cancer expressing Toll-like receptor 3.”

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

In November 2020, we entered into a Material Transfer and Research Agreement with Leyden Laboratories B.V. (“Leyden”) to supply Ampligen and related expertise for two research projects involved SARS-CoV-2 and lethal influenza. The MTA has since expired and we have no active projects with Leyden.

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

In October 2022, our IND application cleared the FDA approval process and we are proceeding with a Phase 2 study evaluating Ampligen as a therapeutic for patients with post-COVID conditions (“AMP-518”). Additional comments were received from the FDA, which have been addressed in an amended protocol approved by the IRB on March 30, 2023. As of August 14, 2023, the study had met its full planned enrollment of 80 subjects and subjects are being dosed.

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

Our business plan calls for the utilization of one or more CMOs to produce Ampligen API. While we believe we have sufficient Ampligen API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In this regard, on December 5, 2022, we entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of our Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’ Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen. We are utilizing Sterling’s expertise to refine our approach to polymer production. In March 2023, we submitted a work order for a total of $1,432,257 to manufacture additional lots of Ampligen at Jubilant.

Our second product, Alferon N Injection, is approved by the FDA for commercial sales in the United States for the treatment of genital warts. It is also approved by ANMAT in Argentina for commercial sales for the treatment of genital warts and in patients who are refractory to treatment with recombinant interferons. Commercial sales of Alferon N Injection in the United States will not resume until new batches of commercial filled and finished product are produced and released by the FDA. The New Brunswick facility was approved by the FDA under the Biological License Application, or BLA, for Alferon N Injection. While we have sold the New Brunswick facility, we maintain a certain amount of space at that facility for Alferon activities. We will need the FDA’s approval to release commercial product once we have identified our new manufacturing approach and submitted satisfactory stability and quality release data. Currently, we are not manufacturing Alferon N Injection and there is no definitive timetable to resume production.

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

In January 2017, ANMAT granted a five-year extension to a previous approval to sell and distribute Alferon N Injection (under the brand name “Naturaferon”) in Argentina. This extended the approval until 2022. A request to extend the approval beyond 2022 has been filed and is still under review. In February 2013, we received ANMAT approval for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon, with Naturaferon in Argentina.

In January 2017, the EAP through our agreement with myTomorrows designed to enable access of Ampligen to ME/CFS patients was extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in the Territory and will manage all EAP activities relating to the pancreatic cancer extension of the program.

In August 2017, we extended our agreement with Asembia LLC, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection throughout the United States. This agreement has expired. We were in discussions with Asembia about the possibility of continuing the relationship, while also exploring the possibility of working with other, similar companies. However, we still do not foresee an immediate need for this service and continue to push this search further out in our expected timeline.

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

Each participant immediately vests in his or her deferred salary contributions, while our contributions will vest over one year. A 6% matching contribution by us was reinstated effective January 1, 2021. For the six months ended June 30, 2023, we made $77,100 in contributions, and for the year ending December 31, 2022 $122,000 was contributed.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2022

RESULTS OF OPERATIONS

Three months ended June 30, 2023 versus three months ended June 30, 2022

Net Loss

Net losses were $4,909,000 and $4,851,000 for the three months ended June 30, 2023, and 2022, respectively, representing an increase in loss of $58,000 or 1%. This increase in loss was primarily due to the following:

●	an increase in research and development expenses of $478,000.
●	an increase in general and administrative expenses of $369,000; offset by
●	an increase in gain from sale of Income tax operating of $96,000;
●	an increase in interest and other income of $239,000;
●	a decrease in production costs of $69,000;
●	a decrease in loss on investments, net of $376,000.

The net loss per share was $(0.10) and $(0.10) for the three months ended June 30, 2023, and 2022, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2023, was 48,411,251 as compared to 48,034,100 as of June 30, 2022.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $42,000 and $30,000 for the three months ended June 30, 2023 and 2022, respectively. The change was due primarily to the increase in drug utilization for the AMP-511 study for the two sites that are open and treating patients.

Production Costs

There were no production costs for the three months ended June 30, 2023 and approximately $69,000 for the three months ended June 30, 2022, representing a decrease of $69,000 in production costs in the current period. The decrease was due primarily to the sale of the facility and no production in 2023 compared to 2022.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2023, were approximately $2,953,000, as compared to $2,475,000 for the same period a year ago, reflecting an increase of approximately $478,000. The primary reason for the increase in research and development costs was largely due to increases in manufacturing costs of $1,492,000 and regulatory costs of $77,000 net of decreases in clinical trial costs of $1,062,000, engineering and maintenance costs of $37,000 and quality control costs of $29,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2023, and 2022, were approximately $2,550,000 and $2,181,000, respectively, reflecting an increase of approximately $369,000. The increase in G&A expenses during the current period was primarily due to an increase in professional fees of $766,000 offset by a decrease in stock compensation of $385,000.

Loss on Investments, net

Loss on Investments for the three months ended June 30, 2023, and 2022 were approximately, $94,000 and $470,000, respectively, reflecting a decrease in loss of approximately $376,000. This decrease in loss on investments for the three months ended June 30, 2023, was due to the change in fair value of equity investments.

Interest and Other Income

Interest and other income for the three months ended June 30, 2023, and 2022 was $318,000 and $79,000, respectively. This represents a net increase of approximately $239,000.

Gain from sale of income tax operating losses

The quarterly income tax benefit for the three months ended June 30, 2023 resulted in a gain of approximately $328,000 compared to a gain of $232,000 for the three months ended June 30, 2022 due primarily to a deferred tax asset recorded in 2023 for the New Jersey NOL to be sold in 2024.

Six months ended June 30, 2023 versus six months ended June 30, 2022

Net Loss

Net losses were $8,570,000 and $8,671,000 for the six months ended June 30, 2023, and 2022, respectively, representing a decrease in loss of $101,000 or 1%. This decrease in loss was primarily due to the following:

●	an increase in interest and other income of $393,000;
●	an increase in gain from sale of Income tax operating of $160,000;
●	a decrease in loss on investments, net of $1,513,000;
●	a decrease in production costs of $147,000; offset by
●	an increase in research and development expenses of $1,494,000;
●	an increase in general and administrative expenses of $588,000.

Net loss per share was $(0.18) and $(0.18) for the years ended June 30, 2023, and 2022, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2023, was 48,405,675 as compared with 48,014,713 as of June 30, 2022.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $91,000 and $64,000 for the six month periods ended June 30, 2023 and 2022, respectively. The change is primarily related to the increase in drug utilization for the AMP-511 study for the two sites that are open and treating patients.

Production Costs

There were no production costs for the six months ended June 30, 2023, and approximately $147,000 for the six months ended June 30, 2022, representing a decrease of $147,000 in production costs. The decrease was due primarily to the sale of the facility and no production in 2023 compared to 2022.

Research and Development Costs

R&D costs for the six months ended June 30, 2023, were $5,005,000 compared with $3,511,000 for the same period a year ago, reflecting an increase of $1,494,000. The primary cause of the increase in research and development costs was attributable to increases in manufacturing costs of approximately $1,804,000 and quality control costs of approximately $50,000 net of decreases in clinical trials expense of approximately $223,000, engineering and maintenance costs of approximately $72,000 and regulatory costs of approximately $52,000.

General and Administrative Expenses

G&A expenses for the six months ended June 30, 2023, and 2022, were $4,841,000 and $4,253,000, respectively, reflecting an increase of approximately $588,000. The increase in G&A expenses was mainly due to an increase in professional fees of $766,000 and travel costs of $53,000 offset by a decrease in stock compensation of $385,000.

Gain (Loss) on Investments, net

Gain (Loss) on Investments for the six months ended June 30, 2023, and 2022 were approximately, $109,000 and ($1,404,000), respectively, reflecting a decrease in loss of approximately $1,513,000. This decrease in loss on investments for the six months ended June 30, 2023, was due to the change in fair value of equity investments.

Interest and Other Income

Interest and other income for the six months ended June 30, 2023, and 2022 was $517,000 and $124,000, respectively. This represents a net increase of approximately $393,000.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability. There was no change for the six months ended June 30, 2023, compared with a gain of $34,000 for the six months ended June 30, 2022 (see “Financial Statements: Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain from sale of income tax operating losses

The quarterly income tax benefit for the six months ended June 30, 2023, was $582,000 compared with $422,000 for the six months ended June 30, 2022, due primarily to a change in the deferred tax asset recorded for the New Jersey NOL to be sold.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2023, was $5,838,000 compared with $5,071,000 used in operating activities during first six months of 2022, representing a change of $767,000. The primary reasons for this change in cash used in operations in 2023 was related to non-cash charges which primarily consisted of $385,000 in stock compensation, $1,513,000 of loss on investments, net, and $160,000 of gain from sale of income tax operating losses. The main changes in working capital were an increase in accounts payable and prepaid expenses and a decrease in accrued expenses.

Cash used in investing activities for the six months ended June 30, 2023, was approximately $282,000 compared with cash provided by investing activities for the same period in 2022 of approximately $7,375,000, representing a change of $7,657,000. The primary reason for the change for the periods ended June 30, 2023, and June 30, 2022, is the sale of marketable securities of $598,000 and $8,713,000, respectively, net with the purchase of marketable securities for the same time period of $712,000 and $1,262,000, respectively.

Cash provided by financing activities for the six months ended June 30, 2023, was approximately $105,000 compared with $55,000 provided during the same period in 2022, an increase of $50,000. The primary reason for this increase was our receipt of $105,000 in net proceeds from the sale of shares in the first six months of 2023 compared with the receipt of $55,000 in net proceeds from the sale of shares for the same period in 2022.

As of June 30, 2023, we held $28,398,000 in cash, cash equivalents and marketable securities, which included $7,360,000 of Marketable Securities, representing a decrease of approximately $5,792,000 from December 31, 2022.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. In this regard, in April, 2023, we entered into an Equity Distribution Agreement (the “EDA”), with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. For the six months ended June 30, 2023, we sold 11,937 shares under the EDA for total gross proceeds of $5,593, which includes a 3.0% fee to Maxim of $168. Subsequent to the period ended June 30, 2023, we sold 234,386 shares under the EDA for total gross proceeds of $152,579, which includes a 3.0% fee to Maxim of $4,577. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. There can be no assurances that, if needed, we will be able to raise adequate funds from the EDA or otherwise or enter into licensing, partnering or other arrangements to advance our business goals. We may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. See Part I, Item 1A - “Risk Factors; We may require additional financing which may not be available” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of June 30, 2023, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2023, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Please see Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2022 as updated below.

In our lawsuit against BioLife Plasma Services, LP, the trial court issued a ruling in March 2023 on cross Motions for Summary Judgment in which it denied all of our motions and granted defendant’s Motion to exclude evidence of future loss of profit damages. The ruling specified that we had properly pled and the Court was allowing our damages theory to proceed on reliance damages. We have sought reconsideration of the ruling based on its internal inconsistency with the contemporaneous Order which allowed only the counterclaims to proceed. In July we sought appellate review of the inconsistent lower Court pretrial rulings. The lower Court could, but as of yet has not, ruled on the pending motion before it. While at this time we cannot estimate the potential likelihood of recovery against the defendants, we believe we have a valid claim.

On July 20, 2023, we filed an application in the Jorgl v. AIM Immunotech, Inc. et al. action in in the Delaware Court of Chancery for fee shifting against Jorgl based on the bad faith litigation doctrine. In connection therewith we also filed two motions seeking leave to take additional targeted discovery and to compel the production of documents inappropriately withheld as privileged. On that date, Jorgl also filed a motion for fee shifting against us in connection with two subpoenas served on his counsel and others who were supporting his nomination and litigation efforts and a related motion to compel. On July 25, 2023, Jorgl filed a motion to strike our two discovery motions, which motion the Court denied on August 8, 2023. The parties will complete briefing on the discovery motions and the Court will likely schedule oral argument on those motions. We do not anticipate briefing and argument on the fee shifting motions to be completed until the discovery disputes are resolved.

On July 10, 2023, the Court, in AIM ImmunoTech, Inc. v. Tudor, et al., Case 5:22-cv-00323 (M.D. Florida), dismissed our complaint as moot. On August 7, 2023, we moved to have the Court reconsider its order and require the Defendants to answer our complaint on the grounds that the recent actions of at least two of the Defendants seeking to have themselves and another elected to our Board at the next annual meeting of stockholders demonstrates that our complaint is not moot.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed below and the factors identified in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 and our subsequent filings with the SEC, that could materially affect our business and financial condition and could cause results to differ materially from those expressed in forward-looking statements contained in this Report or other reports filed with the SEC. The risks described below and in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2023, we sold 16,950 shares of our common stock in private transactions at purchase prices, respectively, of $0.59 per share. No commissions were paid with regard to this sale. The sale was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

Not Applicable.

ITEM 6: Exhibits

(i) Exhibits - See exhibit index below.

Exhibit No.	Description
3.1

Certificate of Increase of Series A Junior Participating Preferred Stock (incorporated by reference to exhibit 3.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2023).

3.1(ii)	Amended and Restated By-Laws of Registrant (incorporated by reference to exhibit 3.7(ii) to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

4.1	Third Amended and Restated Rights Agreement, dated May 12, 2023 between AIM ImmunoTech Inc. (formerly, Hemispherx Biopharma, Inc.) and American Stock Transfer & Trust Company, LLC. (incorporated by reference to exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed May 15, 2023).

10.1	June 27, 2022 First Amendment to Agreement of Sale and Purchase with Acellories, Inc. (incorporated by reference to exhibit 10.86 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.2	August 2, 2022 Second Amendment to Agreement of Sale and Purchase with Acellories, Inc.(incorporated by reference to exhibit 10.87 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.3	August 10, 2022 Termination agreement with Shenzhen Smoore Technology Limited (incorporated by reference to exhibit 10.88 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.4	October 5, 2022 Lease extension for Riverton office (incorporated by reference 10.4 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.5	October 11, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.5 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.6	October 21, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.6 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.7	October 21, 2022 Fourth Amendment to Agreement of Sale and Purchase with Acellories, Inc )) (incorporated by reference 10.7 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.8	December 5, 2022 Master Service Agreement between Sterling Pharma Solutions Limited and AIM ImmunoTech Inc.(incorporated by reference 10.93 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.9	January 13, 2023 Study Support Agreement with Erasmus University Medical Center Rotterdam (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.94 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.10	January 13, 2023 Co-ordination Agreement with Erasmus University Medical Center Rotterdam and AstraZeneca BV (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.95 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.11	March 1, 2023 Extension Agreement with Foresite Advisors LLC )) (incorporated by reference 10.96 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.12	April 4, 2023 Unrestricted Grant Agreement with Erasmus University Medical Center (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 7, 2023).

10.13	April 5, 2023 Independent Contractor Service Agreement with Casper H.J van Eijck (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 7, 2023).

10.14	April 19, 2023 Equity Distribution Agreement with Maxim Group, LLC (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 19, 2023).

10.15	Material Transfer and Research Agreement, dated as of May 22, 2023, with Japanese National Institute of Infectious Disease (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed May 30, 2023).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: August 14, 2023

