Form 10-Q
period 2023-09-30
AIM ImmunoTech Inc.
filed 2023-11-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023

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

48,841,656 shares of common stock were outstanding, and 689 shares of series B preferred stock were outstanding as of November 12, 2023.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,264	$27,053
Marketable investments	7,167	7,137
Funds receivable from New Jersey net operating loss	48	1,676
Prepaid expenses and other current assets	263	455
Total current assets	22,742	36,321
Property and equipment, net	136	195
Right of use asset, net	727	829
Patent and trademark rights, net	2,154	1,941
Other assets	2,102	1,202
Total assets	$27,861	$40,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,788	$377
Accrued expenses	1,721	806
Current portion of operating lease liability	207	178
Total current liabilities	4,716	1,361
Long-term liabilities:
Operating lease liability	543	659
Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000,000 authorized shares, inclusive of the following:
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of September 30, 2023, and December 31, 2022, respectively; issued and outstanding - none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; 690 and 696 issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	690	696
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 48,797,450 and 48,084,287 (including 133,333 and 561,104 of unvested stock awards) as of September 30, 2023 and December 31, 2022, respectively	48	48
Additional paid-in capital	418,796	418,270
Accumulated deficit	(396,932)	(380,546)
Total stockholders’ equity	22,602	38,468
Total liabilities and stockholders’ equity	$27,861	$40,488

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Clinical treatment programs - US	$46	$21	$137	$85
Total Revenues	46	21	137	85
Costs and Expenses:
Production costs	30	—	30	—
Research and development	2,734	1,372	7,739	4,883
General and administrative	5,439	5,170	10,280	9,569
Total Costs and Expenses	8,203	6,542	18,049	14,452
Operating Loss	(8,157)	(6,521)	(17,912)	(14,367)
Loss on investments	(310)	(365)	(201)	(1,769)
Interest and other income	294	172	811	296
Gain on sale of fixed assets	39	—	16	—
Redeemable warrants valuation adjustment	—	1	—	35
Gain on sale of income tax operating losses	318	328	900	749

Net Loss	$(7,816)	$(6,385)	$(16,386)	$(15,056)
Basic and diluted loss per share	$(0.16)	$(0.13)	$(0.34)	$(0.31)
Weighted average shares outstanding basic and diluted	48,635,165	48,079,210	48,483,802	48,036,559

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine months Ended September 30, 2023

(in thousands except share data)

(Unaudited)

For the Three Months Ended September 30, 2023

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance June 30, 2023	$690	48,419,491	$48	$418,513	$—	$(389,116)	$30,135
Common stock issuance, net of costs	—	377,959	—	233	—	—	233
Equity-based compensation	—	—	—	50	—	—	50
Net comprehensive loss	—	—	—	—	—	(7,816)	(7,816)
Balance September 30, 2023	$690	48,797,450	$48	$418,796	$—	$(396,932)	$22,602

For the Three Months Ended September 30, 2022

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

Balance June 30, 2022	$713	48,048,822	$48	$417,791	$—	$(369,772)	$48,780
Common stock issuance, net of costs	—	32,895	—	25	—	—	25
Equity-based compensation	—	—	—	275	—	—	275
Cashless warrant conversion	—	558	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—	(6,385)	(6,385)
Balance September 30, 2022	$713	48,082,275	$48	$418,091	$—	$(376,157)	$42,695

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except share data)

(Unaudited)

For the Nine Months Ended September 30, 2023

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2022	$696	48,084,287	$48	$418,270	$—	$(380,546)	$38,468
Common stock issuance, net of costs	—	712,479	—	338	—	—	338
Equity-based compensation	—	—	—	182	—	—	182
Series B preferred shares converted to common shares	(6)	684	—	6	—	—	—
Net comprehensive loss	—	—	—	—	—	(16,386)	(16,386)
Balance September 30, 2023	$690	48,797,450	$48	$418,796	$—	$(396,932)	$22,602

For the Nine Months Ended September 30, 2022

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2021	$715	47,994,672	$48	$417,217	$—	$(361,101)	$56,879
Common stock issuance, net of costs	—	86,817	—	80	—		80
Equity-based compensation	—	—	—	792	—	—	792
Cashless warrant conversion	—	558	—	—	—	—	—
Series B preferred shares converted to common shares	(2)	228	—	2	—	—	—
Net comprehensive loss	—	—	—	—	—	(15,056)	(15,056)
Balance September 30, 2022	$713	48,082,275	$48	$418,091	$—	$(376,157)	$42,695

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine months Ended September 30, 2023 and 2022

(in thousands)

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(16,386)	$(15,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	30	29
Redeemable warrants valuation adjustment	—	(35)
Abandonment of patent and trademark rights	14	—
Amortization of patent, trademark rights	150	57
Non-cash lease expense	151	(717)
Gain on sale of income tax operating losses	(900)	(749)
Equity-based compensation	182	792
Loss on sale of investments	201	1,768
Change in assets and liabilities:
Other receivables	(9)	—
Funds receivable from New Jersey net operating loss	1,676	1,641
Prepaid expenses and other current assets and other non-current assets	192	(500)
Lease liability	(136)	717
Other assets	—	(73)
Accounts payable	2,411	758
Accrued expenses	915	1,329
Net cash used in operating activities	(11,509)	(10,039)
Cash flows from investing activities:
Proceeds from sale of marketable investments	924	9,082
Purchase of marketable investments	(1,155)	(1,661)
(Purchase of) Proceeds from sale of property and equipment	(10)	300
Purchase of patent and trademark rights	(377)	(96)
Net cash (used in) provided by investing activities	(618)	7,625
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	338	80
Net cash provided by financing activities	338	80
Net decrease in cash and cash equivalents	(11,789)	(2,334)
Cash and cash equivalents at beginning of period	27,053	32,093
Cash and cash equivalents at end of period	$15,264	$29,759
Supplemental disclosures of non-cash investing and financing cash flow information:
Operating lease liability arising from obtaining right of use asset	$49	$717
Unrealized loss on marketable investments	$(71)	$(1,170)
Conversion of Series B preferred	$6	$2

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

AIM’s flagship products are Ampligen (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection (Interferon alfa). Ampligen has not been approved by the FDA or marketed in the United States. Ampligen is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

The Company’s primary business focus involves Ampligen. Ampligen is a double-stranded RNA (“dsRNA”) molecule being developed for globally important cancers, viral diseases and disorders of the immune system.

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

The Company is prioritizing activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. The Company intends that priority clinical work be conducted in trials authorized by the FDA or European Medicines Agency (“EMA”), which trials support a potential future NDA. However, AIM’s antiviral experimentation is designed to accumulate additional preliminary data supporting their hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, AIM will conduct antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure (“GAAP”) of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates, and those differences may be material. Accounts requiring the use of significant estimates include determination of other-than-temporary impairment on securities, valuation of deferred taxes, patent and trademark valuations, equity-based compensation calculations, fair value of warrants, and contingency accruals.

Note 2: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 2,763,020 and 2,445,805 are excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2023, and 2022, respectively, since their effect is antidilutive due to the net losses recorded for the periods.

Note 3: Equity-Based Compensation

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of Common Stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. When the plan was amended and restated, an additional 250,000 shares were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). On July 1, 2019, 2020, 2021, 2022 and 2023, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan increased by 44,299 shares, 685,012 shares, 956,660 shares, 960,976 shares and 968,389 shares, respectively. As a result of the 2018 Plan Evergreen Provisions, a maximum of 10,865,336 shares of Common Stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of January 1, 2023. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. On October 17, 2018, the Board of Directors (the “Board”) issued 26,324 options to the officers and directors at the exercise price of $9.68 expiring in 10 years, and on November 14, 2018, the Board issued 23 options to each employee, officer and director at the exercise price of $9.68 expiring in ten years. On January 28, 2019, 27,570 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year. In August 2020, 400,000 options were issued to each of these officers with an exercise price range of $2.77 to $3.07 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2021, 613,512 options were issued to officers, directors and consultants with an exercise price range of $1.11 to $1.71 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2022, 850,000 options were issued to officers, directors and consultants with an exercise price range of $0.31 to $0.71 for a period of ten years with a vesting period of one year. During the nine months ended September 30, 2023 there have been no options issued.

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the nine months ended September 30, 2023, there were no options granted and 300,000 options granted during the nine months ended September 30, 2022.

Employee stock option activity during the three months ended September 30, 2023, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2023	2,019,551	$3.01	8.36	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(11,113)	2.90	8.41	—
Outstanding September 30, 2023	2,008,438	$2.90	8.41	$—
Vested and expected to vest September 30, 2023	2,008,438	$2.90	8.41	$—
Exercisable September 30, 2023	1,941,772	$1.98	6.52	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested June 30, 2023	166,664	$9.17	6.41	$—
Granted	—	—	—	—
Expired	(11,111)	2.90	8.41	—
Vested	(88,887)	1.98	6.52	—
Unvested September 30, 2023	66,666	$14.60	17.04	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2023	579,032	$3.09	8.36	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(53,977)	1.62	8.67	—
Outstanding September 30, 2023	525,055	$1.62	8.67	$—
Vested and expected to vest September 30, 2023	525,055	$1.62	8.67	$—
Exercisable September 30, 2023	458,388	$2.99	10.16	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested June 30, 2023	66,666	$9.45	4.59	$—
Granted	—	—	—	—
Expired	(54,100)	1.62	8.67	—
Vested	54,101	2.99	10.16	—
Unvested September 30, 2023	66,667	$6.75	4.28	$—

Equity-based compensation expense was approximately $50,000 and $275,000 for the three months ended September 30, 2023 and 2022, respectively.

Employee stock option activity during the nine months ended September 30, 2023, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2023	2,020,214	$3.01	8.86	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(11,776)	2.90	12.81	—
Outstanding September 30, 2023	2,008,438	$2.90	8.41	$—
Vested and expected to vest September 30, 2023	2,008,438	$2.90	8.41	$—
Exercisable September 30, 2023	1,941,772	$1.98	6.52	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2023	392,326	$.80	8.86	$—
Granted	—	—	—	—
Expired	(11,776)	2.90	8.41	—
Vested	(313,884)	1.98	6.52	—
Unvested September 30, 2023	66,666	$14.60	17.04	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2023	579,155	$3.09	7.93	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(54,100)	1.62	8.67	—
Outstanding September 30, 2023	525,055	$1.62	8.67	$—
Vested and expected to vest September 30, 2023	525,055	$1.62	8.67	$—
Exercisable September 30, 2023	458,388	$2.99	10.16	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2023	166,789	$4.05	9.49	$—
Granted	—	—	—	—
Expired	(54,223)	1.62	8.67	—
Vested	(45,899)	2.99	10.16	—
Unvested September 30, 2023	66,667	$6.75	4.28	$—

Equity-based compensation expense was approximately $182,000 and $792,000 for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, and 2022, there was approximately $35,000 and $179,000, respectively, of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan. As of the fourth quarter 2023, there will be no unrecognized equity-based compensation.

Note 4: Marketable Investments

Marketable investments consist of mutual funds. As of September 30, 2023 and December 31, 2022, it was determined that none of the marketable investments had an other-than-temporary impairment. As of September 30, 2023 and December 31, 2022, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 11: Fair Value). As of September 30, 2023, and December 31, 2022 the Company held $7,167,000 and $7,137,000 in mutual funds, respectively.

Mutual Funds classified as available for sale consisted of:

	September 30, 2023
	(in thousands)
Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,167	$7,167
Totals	$7,167	$7,167

For the Three months Ended September 30, 2023 (in thousands)
Securities

Net losses recognized during the period on equity securities	$(309)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(42)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(267)

For the Nine months Ended September 30, 2023 (in thousands)
Securities

Net losses recognized during the period on equity securities	$(201)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(130)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(71)

Mutual Funds classified as available for sale consisted of:

	December 31, 2022 (in thousands)
Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,137	$7,137
Totals	$7,137	$7,137

For the Three months Ended September 30, 2022 (in thousands)
Securities
Net losses recognized during the period on equity securities	$(365)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(15)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(350)

For the Nine months Ended September 30, 2022 (in thousands)
Securities

Net losses recognized during the period on equity securities	$(1,768)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(598)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(1,170)

Note 5: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2023	December 31, 2022
Compensation	$29	$1
Professional fees	1,459	492
Clinical trial expenses	127	110
Other expenses	106	203
	$1,721	$806

Note 6: Property and Equipment, net

	(in thousands)
	September 30, 2023	December 31, 2022
Furniture, fixtures, and equipment	1,555	2,233
Less: accumulated depreciation	(1,419)	(2,038)
Property and equipment, net	$136	$195

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the nine months ending September 30, 2023 and September 30, 2022 was $30,000 and $29,000, respectively.

Note 7: Patents, and Trademark Rights, Net

The table below presents the changes in patent and trademark rights (in thousands):

December 31, 2022	$1,941
Acquisitions	377
Abandonments and expirations	(14)
Amortization	(150)
September 30, 2023	$2,154

Patents and trademarks are stated at cost. Patents and trademarks are amortized using the straight-line method over an estimated useful life of 17 years and 10 years, respectively.

Amortization of patents and trademarks for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2023	$58
2024	225
2025	217
2026	215
2027	194
Thereafter	1,245
Total	$2,154

Note 8: Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board. Of our authorized preferred stock, 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock and 10,000 shares have been designated as Series B Convertible Preferred Stock.

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares.

Series B Convertible Preferred Stock

The series of preferred stock shall be designated as its Series B Convertible Preferred Stock (the “Preferred Stock”) and the number of shares so designated shall be up to 10,000. Each share of Preferred Stock shall have a par value of $0.01 per share and a stated value equal to $1,000 (the “Stated Value”). The shares of Preferred Stock shall initially be issued and maintained in the form of securities held in book-entry form and the Depository Trust Company or its nominee (“DTC”) shall initially be the sole registered holder of the shares of Preferred Stock.

Each share of Preferred Stock shall be convertible, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof or at any time and from time to time on or after the second anniversary of the Original Issue Date at the option of the Corporation, into that number of shares of Common Stock (subject in each case to the limitations determined by dividing the Stated Value of such share of Preferred Stock by the Conversion Price). The conversion price for the Preferred Stock shall be equal to $0.20, subject to adjustment herein (the “Conversion Price”).

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and redeemable warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date.

Each right entitled the holder to purchase one  unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The redeemable warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the nine months ending September 30, 2023, 6 shares of Series B Convertible Preferred Stock were converted into common stock.

As of September 30, 2023, and December 31, 2022, the Company had 690 and 696 shares of Series B Convertible Preferred Stock outstanding, respectively. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividend actually paid on shares of Common Stock when as and if such dividends are paid on shares of the Common Stock. Each such Preferred Share is convertible into 114 shares of common stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock was fully converted. The Series B Convertible Preferred Stock does not carry voting Rights.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of September 30, 2023, and December 31, 2022, there were 48,797,450 and 48,084,287 shares of Common Stock issued and outstanding, respectively.

Employee Stock Purchase Plan (Not equity compensation)

On July 7, 2020, the Board approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price (including subsequent plans, the “Employee Stock Purchase Plan”). Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. The Company created successive new plans following the expiration of the July 7, 2020 plan. The latest plan was approved by the Board in October 2023 and expires January 2,2024.

During the nine months ended September 30, 2023, the Company issued a total of 385,424 shares of its common stock at a price ranging from $0.31 to $0.67 for total proceeds of $135,000 as part of the employee stock purchase plan.

During the nine months ended September 30, 2022, the Company issued a total of 87,045 shares of its common stock at prices ranging from $0.72 to $1.02 for total proceeds of $80,000 as part of the employee stock purchase plan.

Warrants (Rights offering)

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, we issued a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the year ending December 31, 2020, 1,870,000 of the Pre-funded Warrants were exercised and 8,873,960 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification. As of September 30, 2023, there are 15,000 Warrants outstanding.

Equity Distribution Agreement

On April 19, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent (the “Offering”). Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the EDA, Maxim will be entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. For the nine months ended September 30, 2023, the Company sold 327,055 shares under the EDA for total gross proceeds of approximately $209,000, which includes a 3.0% fee to Maxim of $6,271.

Rights Plan

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. AIM categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2023, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalent	$14,110	$14,110	$—	$—
Marketable investments	$7,167	$7,167	$—	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalent	$25,180	$25,180	$—	$—
Marketable investments	$7,137	$7,137	$—	$—

The Company’s cash balances are representative of their fair values as these balances are comprised of deposits available on demand. For certain instruments, including funds receivable from New Jersey net operating loss, accounts payable and accrued expenses, it was estimated that the carrying values approximated the fair value due to the short-term maturities of these instruments (Level 1).

The Company also has certain redeemable warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Redeemable Warrants”) related to the Company’s April 2018 and March 2019 common stock and warrant issuance, are calculated using a Monte Carlo Simulation (Level 3).

The Company recomputes the fair value of the Redeemable Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the April 2018 Redeemable Warrants:

	September 30, 2023	December 31, 2022
Underlying price per share	$0.46	$0.31
Exercise price per share	$17.16	$17.16
Risk-free interest rate	5.55%	4.74%
Expected holding period	0.07	0.81
Expected volatility	85%	75%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the March 2019 Redeemable Warrants:

	September 30, 2023	December 31, 2022
Underlying price per share	$0.46	$0.31
Exercise price per share	$8.80	$8.80
Risk-free interest rate	5.53%	4.67%
Expected holding period	0.44	1.19
Expected volatility	80%	70%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

With the above factors utilized in analysis of the likelihood of the Put’s potential Liability, the Company estimated the range of probabilities related to a Put right being triggered as:

Range of Probability	Probability
Low	0.5%
Medium	1.0%
High	5.0%

The Monte Carlo Simulation has incorporated a 5.0% probability of a Fundamental Transaction to date for the life of the securities.

(vi)	Expected Timing of Announcement of a Fundamental Transaction. As the Company has no specific expectation of a Fundamental Transaction, for reasons elucidated above, the Company utilized a discrete uniform probability distribution over the Expected Holding Period to model in the potential announcement of a Fundamental Transaction occurring during the Expected Holding Period.
(vii)	Expected 100 Day Volatility at Announcement of a Fundamental Transaction. An estimate of future volatility is necessary as there is no mechanism for directly measuring future stock price movements. Daily observations of the Company’s historical stock values for the 100 days immediately prior to the Redeemable Warrants’ grant dates, with a floor of 100%, were utilized as a proxy for future volatility estimates.
(viii)	Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction. The Company utilized a risk-free interest rate corresponding to the forward U.S. Treasury rate for the period equal to the time between the date forecast for the public announcement of a Fundamental Transaction and the Redeemable Warrant expiration date for each simulation.
(ix)	Expected Time Between Announcement and Consummation of a Fundamental Transaction. The expected time between the announcement and the consummation of a Fundamental Transaction is based on the Company’s experience with the due diligence process performed by acquirers and is estimated to be nine months. The Monte Carlo Simulation approach incorporates this additional period to reflect the delay Warrant Holders would experience in receiving the proceeds of the Put.

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the actual historical prices input for the relevant period input change. As of September 30, 2023 and December 31, 2022 there was no carrying amount and estimated fair value of the above Redeemable Warrants.

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

On May 1, 2019, the Company entered into a Lease Agreement for a term of three years commencing on May 1, 2019, pursuant to which the Company agreed to lease approximately 3,000 rentable square feet at a base rent of $2,500 per month. The Company renewed the lease for a one-year term extending the rental period to April 2023. On October 5, 2022, the Company renewed the lease for an additional one-year term at a monthly cost of $2,850 that commenced on May 1, 2023. On October 6, 2023, the Company renewed the lease for an additional one-year term at a monthly cost of $3,000 that commences on May 1, 2024, extending the lease through April 30, 2025.

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

The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 9 and 50 months. As of September 30, 2023, and December 31, 2022, the weighted-average remaining term was 43 and 42 months, respectively.

The Company’s weighted average incremental borrowing rate for its leases was 10% as of September 30, 2023, and December 31, 2022, respectively.

Future minimum lease payments as of September 30, 2023, are as follows (in thousands):

Year Ending December 31,
2023	$73
2024	264
2025	221
2026	200
2027	133
Less imputed interest	(141)
Total	$750

As of September 30, 2023, and December 31, 2022, the balance of the right of use assets was $727,000 and $829,000, respectively, and the corresponding lease liability balance was $750,000 and $837,000, respectively. Total rent expense for the nine months ended September 30, 2023, and September 30, 2022, was $230,000 and 75,000, respectively. Total rent expense for short term leases for the nine months ended September 30, 2023, and September 30, 2022, was $198,000, and $8,000, respectively, included as general and administrative expense.

Note 13: Research, Consulting and Supply Agreements

The following represent companies with which AIM has active contracts that it paid toward during the nine months ended September 30, 2023.

Amarex Clinical Research LLC

AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the nine months ended September 30, 2023, the Company paid $1,266,800 related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8.4 million. This estimate includes pass-through costs of approximately $1.0 million and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

○	During the nine months ended September 30, 2023, the Company paid approximately $350,600 related to this agreement.

●	Post-COVID Conditions - On September 13, 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6.4 million, which includes pass through costs of approximately $125,470, investigator costs estimated at about $4.4 million, and excludes certain other third-party costs and escalations.

○	During the nine months ended September 30, 2023, the Company paid approximately $916,200 related to this agreement.

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

○	During the nine months ended September 30, 2023, the Company paid approximately $31,100 related to this agreement.

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

○	During the nine months ended September 30, 2023, the Company paid approximately $1,432,300 related to this agreement.

Pharmaceutics International Inc.

In December 2020, AIM added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance AIM’s capacity to produce the drug Ampligen. This addition amplifies AIM’s manufacturing capability by providing redundancy and cost savings. The contracts augment AIM’s existing fill and finish capacity. As agreed to in the Master Services Agreement, the terms of each of AIM’s projects with Pii will be negotiated separately and defined in individual Service Contracts. For the year ended December 31, 2022, the Company had incurred an expense and paid Pii approximately $278,000.

○	During the nine months ended September 30, 2023, the Company paid approximately $55,400 related to this agreement.

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

○	During the nine months ended September 30, 2023, there were no payments related to this agreement.

Yamasa Corporation

AIM also utilizes Yamasa Corporation (“Yamasa”) for the production of raw materials required to create polymer precursors to manufacture the drug Ampligen. In March 2023, the Company submitted a work order for $327,730 related to the purchase of raw materials from Yamasa. These raw materials will be used in the manufacture of polymer precursors at Sterling.

○	During the nine months ended September 30, 2023, there were no payments related to this agreement.

Sterling Pharma Solutions

On December 5, 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

○	During the nine months ended September 30, 2023, the Company paid approximately $357,000 related to this agreement.

Note 14: Subsequent Events

In the Company’s lawsuit against BioLife Plasma Services, LP, the trial court issued a ruling in March 2023 on cross Motions for Summary Judgment in which it denied all of the Company’s motions and granted defendant’s Motion to exclude evidence of future loss of profit damages. The ruling specified that AIM had properly pled and the Court was specifically allowing AIM’s damages theory to proceed on reliance damages. The Company sought reconsideration of the ruling based on its internal inconsistency with the contemporaneously issued Order which allowed only the counterclaims to proceed. In July, the Company sought appellate review of the inconsistent lower Court pretrial rulings. On September 8, 2023, the Court issued an Order in response to the Motion for Reconsideration. The Court granted the Motion, vacated its prior Order on summary judgment, and issued a new Order and Opinion. The new Order and Opinion again denied the motion for summary judgment in total, and granted the motion for summary judgment of defendants. The effect of the Order was to once again allow only the defendant’s counterclaim to proceed. On October 6, 2023, the Company sought a certification of the Court to allow immediate appeal. The Court has not ruled on the Motion.

On August 8, 2023, the Company filed a motion to reconsider its lawsuit against Robert Chioini, Todd Deutsch, Jonathan Jorgl, Ted D. Kellner, Walter Lautz, Michael Rice and Franz Tudor in the Federal District Court for the Middle District of Florida (the “Federal Securities Action”). The court had dismissed the Federal Securities Action on July 10, 2023 on mootness grounds because the 2022 Annual Meeting, including the election of directors, had already occurred. The Company filed a motion for the district court to reconsider the dismissal of the Federal Securities Action. The district court denied its motion to reconsider on September 27, 2023. Separately, Mr. Lautz moved for reconsideration of the district court’s order pursuant to the Private Securities Litigation Reform Act of 1995 on August 7, 2023, and Mr. Jorgl moved for attorneys’ fees under Rule 11 on September 12, 2023. On October 10, 2023, the district court granted-in-part Mr. Lautz’s motion, postponed ruling on Mr. Jorgl’s motion and scheduled a hearing on November 2, 2023. However, after the Company filed a notice of appeal on October 27, 2023, the district court canceled the November 2, 2023 hearing and ordered the parties to meet and confer on preparing a joint statement addressing whether (1) the district court retained subject matter jurisdiction over Messrs. Lautz and Jorgl’s motions and (2) judicial economy counsels in favor of postponing a ruling on Messrs. Lautz and Jorgl’s motions pending our appeal.

On August 25, 2023, Ted D. Kellner filed suit against the Company and the members of its Board in the Delaware Court of Chancery (the “2023 Delaware Litigation”). The complaint challenged (1) the Company’s adoption of amendments to the advance notice provision of its bylaws; and (2) the decision of the Board to reject Kellner’s notice of intent to nominate himself and two other candidates for election to the Board at the Company’s 2023 annual meeting of stockholders on the basis that the nomination notice failed to comply with the Company’s amended bylaws. The complaint seeks, among other things, a declaration that (1) the amendments to the Company’s bylaws were unlawful; and/or (2) the Board’s application of the amended bylaws to reject Kellner’s nomination notice was unlawful or inequitable. On September 11, 2023, the Company and the members of the Board filed an answer responding to Kellner’s complaint and filed a counterclaim. The counterclaim seeks a declaration that (1) the Company’s bylaw amendments are lawful and valid; and (2) Kellner’s nomination notice did not comply with the Company’s bylaws.

Upon completion of expedited discovery and briefing, the Delaware Court of Chancery held trial from October 30, 2023 to November 1, 2023. Post-trial briefs from both parties are due on November 16, 2023, and post-trial argument is scheduled for November 21, 2023. An opinion is expected before the Company’s 2023 annual meeting of stockholders, scheduled to convene on December 1, 2023. Although Kellner is not presently seeking monetary relief of legal fees from the Company in the 2023 Delaware Litigation, if elected, his slate of purported director nominees intends to seek to reimburse Kellner and related parties’ legal fees and expenses incurred during their 2022 and 2023 proxy contests.

On July 20, 2023, the Company and the Board, as the defendants, filed a motion to shift all litigation fees they incurred in connection with the Jorgl v. AIM Immunotech, Inc. et al. action to Jorgl on the basis that he brought the litigation in bad faith (the “AIM Fee Motion”). Also on July 20, 2023, Jorgl filed a motion to shift certain legal fees to the defendants that he incurred in connection with contesting a subpoena defendants served on the legal counsel that advised Jorgl in his nomination efforts, Baker & Hostetler LLP (the “Jorgl Fee Motion”). The Delaware Court of Chancery recently ruled on certain discovery motions pertaining to the AIM Fee Motion, and the parties will be negotiating a briefing schedule to complete briefing on the AIM Fee Motion and the Jorgl Fee Motion.

On October 16, 2023, AIM entered into an agreement with Azenova, LLC (“Azenova”), a professional business development (BD) consulting firm, to assist AIM with its BD efforts with the goal of entering into a partnership, out-license or other transaction whereby a biopharmaceutical company takes on the further development and commercialization of Ampligen with the goal of maximizing value to AIM.

On October 26, 2023, by unanimous consent, the Board approved the latest Employee Stock Purchase Plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, in this Report in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 1. “Legal Proceedings”; and Part II, Item 1A. “Risk Factors”, as well as the following sections of our Annual Report on Form 10-K for the year ended December 31, 2022: Item 1. “Business”, Part I; Item 1A. “Risk Factors”, Part I; Item 3. “Legal Proceedings”, Part I and Part II; Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: our ability to adequately fund our projects as we will need additional funding to proceed with our objectives; the potential therapeutic effect of our products; the possibility of obtaining regulatory approval; our ability to find senior co-development partners with the capital and expertise needed to commercialize our products and to enter into arrangements with them on commercially reasonable terms; our ability to manufacture and sell any products; our ability to enter into arrangements with third party vendors; market acceptance of our products; our ability to earn a profit from sales or licenses of any drugs; our ability to discover new drugs in the future, changing market conditions, changes in laws and regulations affecting our industry.

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

In August 2016, we received approval of our NDA from Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”), for commercial sale of rintatolimod (U.S. tradename: Ampligen®) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. We believe, but cannot assure, that this approval provides a platform for potential sales in certain countries within the European Union under regulations that support cross-border pharmaceutical sales of licensed drugs. In Europe, approval in a country with a stringent regulatory process in place, such as Argentina, should add further validation for the product as the Early Access Program, or EAP, as discussed below and underway in Europe in pancreatic cancer. ANMAT approval is only an initial, but important, step in the overall successful commercialization of our product. There are a number of actions that must occur before we could be able to commence commercial sales in Argentina. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial-grade vials of Ampligen into Argentina. We are currently working with GP Pharma on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, an appropriate reimbursement level, appropriate marketing strategies, completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is ongoing due to ANMAT’s internal processes. Approval of rintatolimod for severe CFS in the Argentine Republic does not in any way suggest that the Ampligen NDA in the United States or any comparable application filed in the European Union or elsewhere will obtain commercial approval.

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

In May 2021, we exercised our option to re-purchase the New Brunswick manufacturing facility, pursuant to the terms of the March 2018 sale and lease-back agreement. We thereafter sold certain equipment and machinery that we determined to be obsolete and no longer needed for current or future manufacturing. On March 3, 2022, we entered into an Agreement of Sale and Purchase with Acellories, Inc. to purchase the property for an estimated $3.9 million. The sale was finalized on November 1, 2022, for $3.7 million net of normal closing cost.

In June 2022 we entered into a lease agreement with the New Jersey Economic Development Authority for a 5,210 square-foot, state-of-the-art R&D facility at the New Jersey Bioscience Center (“NJBC”), primarily consisting of two separate laboratory suites. The facility is AIM’s operations, research and development center.

The production of the new Alferon N Injection Active Pharmaceutical Ingredient, or API, is currently on hold. The New Brunswick facility, which we no longer operate, was approved by the FDA under the Biological License Application, or BLA, for Alferon N Injection. If and when we obtain a reaffirmation of FDA BLA status and have begun production of new Alferon N Injection API, we will need FDA approval as to the quality and stability of the final product before commercial sales can resume. We may need additional funds to finance the validation process. If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon N Injection inventory, our operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

Our primary business focus involves Ampligen. Ampligen represents a dsRNA being developed for globally important cancers, viral diseases and disorders of the immune system.

We currently are proceeding primarily in four areas:

●	Conducting a randomized, controlled study to evaluate efficacy and safety of Ampligen compared to a control group to treat locally advanced pancreatic cancer patients.
●	Exploring and Evaluating Ampligen in other cancers, as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to check point inhibitors and Dendritic Cell Therapeutic Vaccines.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, new viruses and mutated viruses thereof.
●	Evaluating Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and fatigue and/or Post-COVID conditions of fatigue.

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

In July 2023, we enrolled and dosed the first patient in our Phase 2 study evaluating Ampligen® as a potential therapeutic for people with post-COVID conditions (“AMP-518”). We announced in August 2023 that the study had met the planned enrollment of 80 AMP-518 subjects ages 18 to 60 years who have been randomized 1:1 to receive twice-weekly intravenous infusions of Ampligen or placebo for 12 weeks, with a follow-up phase of two weeks. We expect to complete dosing of the last study subject in Q4 2023. Topline data is expected as early as Q1 2024.

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

While developing a comprehensive response to the FDA and a plan for a confirmatory trial for the FDA NDA, we proceeded independently in Argentina and, in August 2016, we received approval of an NDA from ANMAT for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is ongoing due to ANMAT’s internal processes. Once final approval by ANMAT is obtained, GP Pharm will be responsible for distributing Ampligen in Argentina.

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received IRB approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of September 30, 2023, there were 11 patients enrolled in this open-label expanded access treatment protocol (including four patients with Post-COVID Conditions). To date, there have been seven such Post-COVID patients treated in the study. AIM previously reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures.

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

We have received approval of our NDA from ANMAT for the commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. AIM has supplied GP Pharm with the Ampligen required for testing and ANMAT release. This testing and approval process is ongoing due to ANMAT’s internal processes. The ongoing impact of COVID-19 in Argentina is taxing the nation’s health care system and is, understandably, the main priority of its regulators. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA, for the treatment of CFS with the FDA.

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021 and again in 2022. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of September 30, 2023, there are 11 patients enrolled in this open-label expanded access treatment protocol (including four Post-COVID patients). To date, there have been eight such Post-COVID patients treated. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures.

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

In June 2018, Ampligen was cited as outperforming two other TLR3 agonists — poly IC and natural double stranded RNA — in creating an enhanced tumor microenvironment for checkpoint blockade therapy in the journal of Cancer Research (http://cancerres.aacrjournals.org/content/early/2018/05/31/0008-5472.CAN-17-3985). In a head-to-head study in explant culture models, Ampligen activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune-suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (“SPORE”).

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

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. https://www.clinicaltrials.gov/ct2/show/NCT03599453. The key findings announced April 2022 included:

○	The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME).

○	Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME).

○	In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced.

○	Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021.

○	An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint https://clinicaltrials.gov/ct2/show/NCT03403634. The key findings announced April 2022 included:

○	The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046).

○	Saw increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios.

○	The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment.

○	Median OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months.

○	No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. The study is temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and is currently performing the necessary experiments to replace Intron-A with a generic alpha-interferon. We expect this trial to resume in the near future. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - The objective of this Phase 1 study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy in patients with early-stage triple negative breast cancer. The now completed (as of September 2022) topline results from the study confirm the positive findings that were previously presented at the 2022 Society for Immunotherapy of Cancer (SITC) 37th Annual Meeting in a poster presentation titled Safety and efficacy of de-escalated neoadjuvant chemoimmunotherapy of triple negative breast cancer (TNBC) using chemokine-modulating regimen (rintatolimod, IFN-α2b, celecoxib). The primary endpoint of the study was safety and tolerability. The results demonstrated that treatment was well-tolerated with mostly grade 1 or 2 treatment-related adverse events (TRAEs) without dose-limiting toxicities (DLTs) or delayed or immune-related toxicities. DLT was defined as grade 3 or higher toxicities within the first 3 weeks. Secondary endpoints included pCR rate where 5/9 (56%) of patients attained pCR and 1 more patient attained ypTmic. Tumor and blood biomarkers were also analyzed in exploratory studies

●	https://clinicaltrials.gov/ct2/show/NCT04081389

●	Refractory Melanoma — Roswell Park Comprehensive Cancer Center (“Roswell Park”), in a clinical trial fully funded by the National Cancer Institute (NCI), has commenced patient enrollment in its Phase 2 study in subjects with primary PD-1/PD-L1 resistant melanoma. The Phase 2 study will evaluate type-1 polarized dendritic cell (αDC1) vaccine in combination with tumor-selective chemokine modulation (“CKM”) comprised of Interferon alpha 2b, Ampligen (rintatolimod) and Celecoxib. Up to 24 patients are to be enrolled. The study is temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and is currently performing the necessary experiments to replace Intron-A with a generic alpha-interferon. We expect this trial to resume in the near future. (See: https://www.clinicaltrials.gov/show/NCT04093323).

●	Metastatic or Unresectable Triple Negative Breast Cancer - This phase 1/2a trial tests the safety, side effects, and best dose of chemokine modulation therapy (CKM) (rintatolimod, celecoxib, and interferon alpha 2b) in combination with pembrolizumab for the treatment of patients with triple negative breast cancer that has spread from where it first started (primary site) to other places in the body (metastatic) or that cannot be removed by surgery (unresectable). https://clinicaltrials.gov/study/NCT05756166

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

Additionally, we filed two COVID-19-related provisional patent applications in the third quarter of 2021. In August, we filed an application for Ampligen as both an intranasal and an intravenous therapy for what we describe as Post-COVID conditions. The people suffering from Post-COVID conditions, including some young adults, can be afflicted with severe difficulties in concentrating; serious memory problems; and the inability to live an active lifestyle, to work and even to perform everyday tasks. Early data has demonstrated that patients with symptoms of Post-COVID conditions being treated with Ampligen in the ongoing AMP-511 Expanded Access Program have reported improvements in fatigue symptoms. Similarly, in ME/CFS, data supports the claim that Ampligen improves fatigue symptoms. Then in September 2022, we filed a patent application for Ampligen as a potential early-onset intranasal therapy designed to enhance and expand infection-induced immunity, epitope spreading, cross-reactivity and cross-protection in patients exposed to a wide range of RNA respiratory viruses, such as influenza, Rhinoviruses and SARS-CoV-2.

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

In July 2023, we enrolled and dosed the first patient in our Phase 2 study evaluating Ampligen® as a potential therapeutic for people with post-COVID conditions (“AMP-518”). We announced in August 2023 that the study had met the planned enrollment of 80 AMP-518 subjects ages 18 to 60 years who have been randomized 1:1 to receive twice-weekly intravenous infusions of Ampligen or placebo for 12 weeks, with a follow-up phase of two weeks. We expects to complete dosing of the last study subject in Q4 2023. Topline data is expected as early as Q1 2024.

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

Our business plan calls for the utilization of one or more CMOs to produce Ampligen API. While we believe we have sufficient Ampligen API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In this regard, on December 5, 2022, we entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of our Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen. We are utilizing Sterling’s expertise to refine our approach to polymer production. While we believe we have sufficient Ampligen API to meet current needs, we are also continually exploring new efficiencies in order to maximize its ability to fulfill future obligations. In March 2023, we submitted a work order for a total of $1,432,257 to manufacture additional lots of Ampligen at Jubilant.

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

LICENSING/COLLABORATIONS/JOINT VENTURES

To enable potential availability of Ampligen to patients on a worldwide basis, we have embarked on a strategy to license the product and/or to collaborate and/or create a joint venture with companies that have the demonstrated capabilities and commitment to successfully gain approval and commercialize Ampligen in their respective global territories of the world. Ideal partners would have the following characteristics: well-established global and regional experience and coverage; robust commercial infrastructure; a strong track record of successful development and registration of in-licensed products; and a therapeutic area fit (e.g., ME/CFS, immuno-oncology).

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

401(k) Plan

We have a defined contribution plan, entitled the AIM ImmunoTech Employees 401(k) Plan and Trust Agreement (the “401(k) Plan”). Our full-time employees are eligible to participate in the 401(k) Plan following 61 days of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants’ contributions to the 401(k) Plan may be matched by us at a rate determined annually by the Board.

Each participant immediately vests in his or her deferred salary contributions as well as our safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the nine months ending September 30, 2023, we made $116,881 in contributions, and for the year ending December 31, 2022 $122,000 was contributed.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2023 versus three months ended September 30, 2022

Net Loss

Net losses were $7,816,000 and $6,385,000 for the three months ended September 30, 2023, and 2022, respectively, representing an increase in loss of $1,431,000 or 22%. This increase in loss was primarily due to the following:

●	an increase in research and development expenses of $1,361,000
●	an increase in production costs of $30,000;
●	a decrease in gain from sale of income tax operating losses of $10,000
●	an increase in general and administrative expenses of $269,000; offset by,
●	an increase in interest and other income of $122,000,
●	a decrease in loss on investments, net of $55,000,
●	an increase in the gain on sale of fixed assets of $39,000.

The net loss per share was $(0.16) and $(0.13) for the three months ended September 30, 2023, and 2022, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2023, was 48,635,165 compared with 48,079,210 as of September 30, 2022.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $46,000 and $21,000 for the three months ended September 30, 2023 and 2022, respectively. The change was due primarily to the increase in drug utilization for the AMP-511 study for the two sites that are open and treating patients.

Production Costs

Production costs were approximately $30,000 and $0 for the three months ended September 30, 2023, and 2022, respectively, representing an increase of $30,000 in production costs in the current period. The increase was due to the cost incurred for production of Ampligen that will occur in the last quarter of 2023.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended September 30, 2023, were $2,734,000, compared with $1,372,000 for the same period a year ago, reflecting an increase of $1,362,000. The primary reason for the increase in research and development costs was largely due to increases in manufacturing costs of $1,502,000, clinical trial costs of $1,404,000 and engineering and maintenance costs of $40,000, net of decreases in regulatory cost of $1,402,000 and quality control costs of $189,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2023, and 2022, were approximately $5,439,000 and $5,170,000, respectively, reflecting an increase of $269,000. The increase in G&A expenses during the current period was primarily due to an increase in professional fees of $570,000 and salaries of $113,000 net with a decrease in stock compensation of $225,000, insurance of $87,000, taxes and licenses of $65,000 and moving expenses of $40,000.

Loss on Investments

Loss on Investments for the three months ended September 30, 2023, and 2022 were $310,000 and $365,000, respectively, reflecting a decrease in loss of approximately $55,000. This decrease in loss on investments for the three months ended September 30, 2023, was due to the change in fair value of equity investments.

Interest and Other Income

Interest and other income for the three months ended September 30, 2023, and 2022 was $294,000 and $172,000, respectively. This represents a net increase of approximately $122,000.

Gain from sale of income tax operating losses

The quarterly income tax benefit for the three months ended September 30, 2023 resulted in a gain of $318,000 compared to a gain of $328,000 for the three months ended September 30, 2022 due primarily to a deferred tax asset recorded in 2023 for the New Jersey NOL.

Nine months ended September 30, 2023 versus nine months ended September 30, 2022

Net Loss

Net losses were $16,386,000 and $15,056,000 for the nine months ended September 30, 2023, and 2022, respectively, representing an increase in loss of $1,330,000 or 9%. This increase in loss was primarily due to the following:

●	an increase in research and development expenses of $2,856,000,
●	an increase in general and administrative expenses of $712,000,
●	an increase in production costs of $30,000; offset by,
●	a decrease in loss on investments of $1,568,000
●	an increase in interest and other income of $515,000,
●	an increase in gain from sale of Income tax operating of $151,000.

Net loss per share was $(0.34) and $(0.31) for the nine months ended September 30, 2023, and 2022, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2023, was 48,483,802 as compared with 48,036,559 as of September 30, 2022.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $137,000 and $85,000 for the nine months ended September 30, 2023 and 2022, respectively. The change of $52,000 is primarily related to the increase in drug utilization for the AMP-511 study for the two sites that are open and treating patients.

Production Costs

Production costs were approximately $30,000 and $0 for the nine months ended September 30, 2023, and 2022, respectively, representing an increase of $30,000 in production costs in the current period. The increase was due to the cost incurred for production of Ampligen that will occur in the last quarter of 2023.

Research and Development Costs

Overall R&D costs for the nine months ended September 30, 2023, were $7,739,000 compared with $4,883,000 for the same period a year ago, reflecting an increase of $2,856,000. The primary cause of the increase in research and development costs was attributable to increases in manufacturing costs of $1,872,000 and clinical trial expense of $1,212,000, net of a decrease in quality control costs of $215,000.

General and Administrative Expenses

G&A expenses for the nine months ended September 30, 2023, and 2022, were approximately $10,280,000 and $9,569,000, respectively, reflecting an increase of $711,000. The increase in G&A expenses during the current period was primarily due to an increase in professional fees of $1,336,000 net with a decrease in stock compensation of $610,000.

Loss on Investments

Loss on Investments for the nine months ended September 30, 2023, and 2022 were $201,000 and $1,769,000, respectively, reflecting a decrease in loss of approximately $1,568,000. This decrease in loss on investments for the nine months ended September 30, 2023, was due to the change in fair value of equity investments.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2023, and 2022 was $811,000 and $296,000, respectively. This represents a net increase of approximately $515,000.

Redeemable Warrants

The quarterly revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability. There was no change for the nine months ended September 30, 2023, compared with a gain of $35,000 for the nine months ended September 30, 2022 (see “Financial Statements: Note 11: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain from sale of income tax operating losses

The quarterly income tax benefit for the nine months ended September 30, 2023, was $900,000 compared with $749,000 for the nine months ended September 30, 2022, due primarily to a change in the deferred tax asset recorded for the New Jersey NOL.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2023, was $11,509,000 compared with $10,039,000 used in operating activities during first nine months of 2022, representing a change of $1,470,000. The primary reasons for this change in cash used in operations in 2023 was related to non-cash charges which primarily consisted of a decrease of $610,000 in stock compensation, $1,567,000 of loss on investments and $35,000 of gain from sale of income tax operating losses. The main changes in working capital were an increase in accounts payable and prepaid expenses a decrease in accrued expenses.

Cash used in investing activities for the nine months ended September 30, 2023, was $618,000 compared with cash provided by investing activities for the same period in 2022 of $7,625,000, representing a change of $8,243,000. The primary reason for the change for the periods ended September 30, 2023, and September 30, 2022, is the sale of marketable investments of $924,000 and $9,082,000, respectively, net with the purchase of marketable investments for the same time period of $1,155,000 and $1,661,000, respectively.

Cash provided by financing activities for the nine months ended September 30, 2023, was approximately $338,000 compared with $80,000 provided during the same period in 2022, an increase of 258,000. The primary reason for this increase was our receipt of $338,000 in net proceeds from the sale of shares in the first nine months of 2023 compared with the receipt of $80,000 in net proceeds from the sale of shares for the same period in 2022.

As of September 30, 2023, we held $22,431,000 in cash, cash equivalents and marketable investments, which included $7,167,000 of marketable investments, representing a decrease of approximately $11,759,000 from cash and investments held at December 31, 2022.

The decrease was primarily due to cash used by operations ($11,500,000). Operating cash usage stemmed primarily from an operating loss of $16,400,000 during the nine months ended September 30, 2023, which was offset by $1,600,000 received from the sale of our tax net operating loss in New Jersey, and $2,400,000 of increased accounts payable utilization.

For the nine months ended September 30, 2023, our largest expenditures were professional fees (31.7%), the largest portion of which related to the ongoing shareholder dispute, clinical trials, and research (30.7%) and salaries and wages (18.6%).

Clinical trials and research expenses vary based on multiple factors, but primarily relate to the number of participants enrolled in the studies. The costs related to these studies have increased in 2023 when compared with 2022, as the number of participants has risen. This is positive news for the advancement of our developing product but requires substantial cash outlays to operate the studies.

As discussed in the general overview section, we are proceeding in four primary areas. Proceeding simultaneously in these areas should allow our product to reach the market more quickly than if they were each conducted consecutively but requires additional capital resources to do so. A portion of the increase related to the $1,400,000 purchase of product needed to supply our ongoing trials. This purchase provided sufficient product to sustain the studies for an extended period and is not expected to be normally recurring.

Salaries and wages have not increased materially compared with the prior year.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next sixteen months from September 30, 2023. In this regard, in April 2023, we entered into an Equity Distribution Agreement (the “EDA”), with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. For the nine months ended September 30, 2023, we sold 327,055 shares under the EDA for total gross proceeds of $209,000, which includes a 3.0% fee to Maxim of $6,271. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. There can be no assurances that, if needed, we will be able to raise adequate funds from the EDA or otherwise or enter into licensing, partnering or other arrangements to advance our business goals. We may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. See Part I, Item 1A - “Risk Factors; We may require additional financing which may not be available” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of September 30, 2023, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2023, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Please see Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 14: Subsequent Events in the financial statements included herein.

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

3.1(ii)	Amended and Restated By-Laws of Registrant (incorporated by reference to exhibit 3.7(ii) to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

4.1	Third Amended and Restated Rights Agreement, dated May 12, 2023 between AIM ImmunoTech Inc. (formerly, Hemispherx Biopharma, Inc.) and American Stock Transfer & Trust Company, LLC. (incorporated by reference to exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed May 15, 2023).

10.1	June 27, 2022 First Amendment to Agreement of Sale and Purchase with Acellories, Inc. (incorporated by reference to exhibit 10.86 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.2	August 2, 2022 Second Amendment to Agreement of Sale and Purchase with Acellories, Inc. (incorporated by reference to exhibit 10.87 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2022).

10.3	October 5, 2022 Lease extension for Riverton office (incorporated by reference 10.4 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.4	October 11, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.5 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.5	October 21, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.6 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.6	October 21, 2022 Fourth Amendment to Agreement of Sale and Purchase with Acellories, Inc (incorporated by reference 10.7 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.7	December 5, 2022 Master Service Agreement between Sterling Pharma Solutions Limited and AIM ImmunoTech Inc. (incorporated by reference 10.93 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.8	January 13, 2023 Study Support Agreement with Erasmus University Medical Center Rotterdam (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.94 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.9	January 13, 2023 Co-ordination Agreement with Erasmus University Medical Center Rotterdam and AstraZeneca BV (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.95 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.10	March 1, 2023 Extension Agreement with Foresite Advisors LLC (incorporated by reference 10.96 to the Company’s Annual report on Form 10-K (No. 001-27072) for year ended December 31, 2022).

10.11	April 4, 2023 Unrestricted Grant Agreement with Erasmus University Medical Center (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 7, 2023).

10.12	April 5, 2023 Independent Contractor Service Agreement with Casper H.J van Eijck (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 7, 2023).

10.13	April 19, 2023 Equity Distribution Agreement with Maxim Group, LLC (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 19, 2023).

10.14	Material Transfer and Research Agreement, dated as of May 22, 2023, with Japanese National Institute of Infectious Disease (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed May 30, 2023).

10.15	September 20, 2023 Amended and Restated Material Transfer and Research Agreement with Roswell Park Cancer Institute Corporation d/b/a Roswell Park Comprehensive Cancer Center (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K (No. 001-27072) filed September 29, 2023).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: November 14, 2023

