Form 10-K
period 2023-12-31
AIM ImmunoTech Inc.
filed 2024-04-01
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(Title of Each Class)

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was $31,829,482.

The number of shares of the registrant’s Common Stock outstanding as of March 27, 2024 was 49,901,177.

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

Our flagship products are Ampligen (rintatolimod), a first-in-class drug of large macromolecular RNA (ribonucleic acid) molecules, and Alferon N Injection (Interferon alfa). Ampligen has not been approved by the FDA or marketed in the United States. Ampligen is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”). Our primary business focus involves Ampligen. Ampligen is a double-stranded RNA (“dsRNA”) molecule being developed for globally important cancers, viral diseases and disorders of the immune system. We are currently proceeding primarily in four areas:

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

We are prioritizing activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. We intend that priority clinical work be conducted in trials authorized by the U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”), which trials support a potential future NDA. However, our antiviral experimentation is designed to accumulate additional preliminary data supporting our hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, we will conduct antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues. Please see “Immuno-Oncology” below.

Immuno-Oncology

We are focused on pancreatic cancer because testing results, to date, primarily conducted in the Netherlands, have been very promising. The Netherlands study generated statistically significant data indicating that Ampligen extended survival well beyond the Standard of Care (“SOC”), when compared to well-matched historical controls. These data support the proposition that Ampligen, when administered to either patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy showed a statistically significant increase in survival rate. In October 2021, we and our Contract Research Organization, Amarex, submitted an Investigational New Drug (“IND”) application to the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer.

Because of the differences in the scale of necessary trials, our initial primary focus when it comes to pancreatic cancer will be cases that are locally advanced, rather than metastatic. The number of different approaches to treating metastatic pancreatic cancer — approaches which would be determined by treating physicians — would require a much larger, far more expensive trial than would a trial for locally advanced pancreatic cancer. Therefore, we are focusing on patients who have completed FOLFIRINOX and have stable disease. In August 2022, we received Institutional Review Board (“IRB”) approval of the trial protocol in locally advanced pancreatic cancer and so announced the trial’s commencement. The study is recruiting patients. Assuming this trial and subsequent planned clinical trials confirm the existing data, our goal is to then submit an NDA for use of Ampligen in pancreatic cancer patients.

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

Ampligen as a Potential Antiviral

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

In this regard, CHDR, a foundation located in Leiden in the Netherlands, managed a Phase 1 randomized, double-blind study for us to evaluate the safety, tolerability, and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. The study was completed, and the Final Safety Report reported no Serious or Severe Adverse Events at any dosage level.

While there are approved therapies for COVID-19, we believe that, if Ampligen has the broad-spectrum antiviral properties that we believe that it has, it could be a very valuable tool in treating variants of existing viral diseases, including COVID-19, or novel ones that arise in the future. Unlike most developing therapeutics which attack the virus, Ampligen works differently. We believe that it activates antiviral immune system pathways that fight not just a particular virus or viral variant, but other similar viruses as well.

Please see “Ampligen as a Potential Antiviral” below.

Ampligen as a Treatment for Post-COVID Conditions

In July 2023, we enrolled and dosed the first patient in our Phase 2 study evaluating Ampligen® as a potential therapeutic for people with post-COVID conditions (“AMP-518”). We announced in August 2023 that the study had met the planned enrollment of 80 subjects ages 18 to 60 years who have been randomized 1:1 to receive twice-weekly intravenous infusions of Ampligen or placebo for 12 weeks, with a follow-up phase of two weeks. All patients have completed the study and topline data was reported in February 2024.

Please see “Ampligen as a Treatment for Post-COVID Conditions” below.

Ampligen as a treatment for ME/CFS

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

Please see “Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS)” below.

Atlas Equity Line of Credit

On March 28, 2024, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), pursuant to which Atlas has committed to purchase up to $15 million of our Common Stock.

Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Atlas, and Atlas is obligated to purchase up to $15 million of our Common Stock (the “Commitment Amount”). Such sales by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of shares that have been and may be issued under the Purchase Agreement. We agreed to file the registration statement with the SEC pursuant to the Registration Rights Agreement. Sales cannot commence until the registration statement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied.

Atlas has no right to require us to sell any shares to Atlas, but Atlas is obligated to make purchases as we direct, subject to certain conditions. There are no upper limits on the price per share that Atlas must pay for shares of Common Stock. Actual sales of shares to Atlas will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by us as to the appropriate sources of funding for us and our operations.

The net proceeds under the Purchase Agreement will depend on the frequency and prices at which we sell shares to Atlas. We expect that any proceeds received by us will be used for working capital and general corporate purposes.

We cannot sell shares below the Minimum Price (as defined by the NYSE American) under the Purchase Agreement that would represent, in the aggregate, more than 19.99% of the outstanding shares on the date that the Purchase Agreement was executed or more than one percent of such shares to Substantial Security Holders (as defined by the NYSE American). Before we could do that, we would need to obtain stockholder approval.

We have agreed with Atlas that we will not enter into any “variable rate” transactions with any third party for a period defined in the Purchase Agreement. Atlas has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.

As consideration for Atlas’s irrevocable commitment to purchase shares upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, the Company agreed to pay Atlas an initial commitment fee in shares equal to 1.0% of the Commitment Amount. The initial commitment fee was paid upon execution of the Purchase Agreement through the issuance of 338,600 shares of Common Stock.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty.

During any period where bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted or anticipated by or against the Company or any subsidiary of the Company, and in the case of such a proceeding being involuntary or commenced against the Company, which is not dismissed within 60 days, the Company may not initiate any purchase of shares by Atlas.

The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which are attached hereto as Exhibits 10.104 and 10.105, respectively, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. All statements, other than statements of historical fact, included or incorporated herein regarding our strategy, future operations, financial position, future revenues, projected costs, plans, prospects and objectives are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements and their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, in this Report in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 1. “Legal Proceedings”; and Part II, Item 1A. “Risk Factors”, as well as the following sections of our Annual Report on Form 10-K for the year ended December 31, 2022: Item 1. “Business”, Part I; Item 1A. “Risk Factors”, Part I; Item 3. “Legal Proceedings”, Part I and Part II; Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Among other things, for those statements, we claim the protection of safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements set forth in this presentation speak only as of the date of this presentation. We do not undertake to update any of these forward-looking statements to reflect events or circumstances that occur after the date hereof. We are in various stages of seeking to determine whether Ampligen® will be effective in the treatment of multiple types of viral diseases, cancers, and immune-deficiency disorders and the presentation sets forth our current and anticipated future activities. These activities are subject to change for a number of reasons. Significant additional testing and trials will be required to determine whether Ampligen® will be effective in the treatment of these conditions. Results obtained in animal models do not necessarily predict results in humans. Human clinical trials will be necessary to prove whether or not Ampligen® will be efficacious in humans. No assurance can be given as to whether current or planned clinical trials will be successful or yield favorable data and the trials are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the institutions sponsoring other trials. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. Among the studies are clinical trials that provide only preliminary data with a small number of subjects, and no assurance can be given that the findings in these studies will prove true or that the study or studies will yield favorable results. Some of the world’s largest pharmaceutical companies and medical institutions are working on a treatment for COVID-19. Even if Ampligen® proves effective in combating the virus, no assurance can be given that our actions toward proving this will be given first priority or that another treatment that eventually proves capable will not make our efforts ultimately unproductive, as multiple vaccines, and some treatments, are now available and major pharma companies are working to develop their own disease treatments. No assurance can be given that future studies will not result in findings that are different from those reported in the studies referenced in this Report. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. In addition, many countries, including Argentina, are still dealing with COVID-19 outbreaks and have made that their primary focus. We believe that this may be delaying our commercialization of Ampligen® in Argentina until COVID-19 is more under control. We cannot assure that our potential foreign operations will not be adversely affected by these risks.

Our filings are available at www.aimimmuno.com. The information found on our website is not incorporated by reference into this Report and is included for reference purposes only.

SUMMARY RISK FACTORS

General Risk Related to our Business

●	We may require additional financing which may not be available.
●	We may continue to incur substantial losses and our future profitability is uncertain.
●	Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval in a timely manner, or at all, our operations will be materially harmed and our stock adversely affected.
●	The COVID-19 coronavirus or other global pandemics could adversely impact our business, including our clinical trials. We cannot predict the ultimate effects of the COVID-19 virus on our business.
●	We may be subject to product liability claims from the use of Ampligen, Alferon N Injection, or other of our products which could negatively affect our future operations. We have limited product liability and clinical trial insurance.
●	Uncertainty of health care reimbursement for our products.
●	There are risks of liabilities associated with handling and disposing of hazardous materials.
●	We rely upon information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.
●	The loss of services of key personnel could hurt our chances for success.
●	GAAP requires estimates, judgements and assumptions which inherently contain uncertainties.
●	We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation, and the loss of such assets would have a severe negative affect on our operations and liquidity.

Risks Associated with Our Products

●	The development of Ampligen is subject to significant risks.
●	The development of Alferon N Injection is subject to significant risks.
●	Possible side effects from the use of Ampligen or Alferon N Injection could adversely affect potential revenues and physician/patient acceptability of our product.

Risks Related to our activities associated with Ampligen’s potential effectiveness as a treatment for COVID-19 or Post-Covid Conditions

●	It is not possible to predict the future of COVID-19, and related Post-COVID Conditions, as a global public health threat or the development of related therapies. No assurance can be given that Ampligen will aid in or be applied to the treatment of this virus.
●	Operating in foreign countries carries with it many risks.

Risks Associated with Our Intellectual Property

●	We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.
●	The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves complex legal and factual questions.
●	There can be no assurance that we will be able to obtain necessary licenses if we cannot enforce patent rights we may hold. In addition, the failure of third parties from whom we currently license certain proprietary information or from whom we may be required to obtain such licenses in the future, to adequately enforce their rights to such proprietary information, could adversely affect the value of such licenses to us.
●	There is no guarantee that our trade secrets will not be disclosed or known by our competitors.

Risks Associated with Our R&D

●	We cannot predict what additional studies and/or additional testing or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products.

Risks Associated with Our Manufacturing

●	Our Alferon N Injection Commercial Sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon N Injection, or if we are unable to identify a CMO or CMOs that meet our requirements, then our operations would most likely be materially and/or adversely affected.
●	There are no long-term agreements with suppliers of required materials and services for Ampligen and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen.
●	There are limited number of organizations in the United States available to provide the final manufacturing steps of formulation, fill, finish and packing sets for Alferon N Injection and Ampligen.
●	There is no assurance that, upon success, manufacture of a drug on a limited-scale basis for investigational use would lead to a successful transition to commercial, large-scale production.
●	We have limited manufacturing experience for Ampligen and Alferon N Injection. We may not be profitable unless we can produce Ampligen, Alferon N Injection or other products in commercial quantities at costs acceptable to us.

Risks Associated with Our Licensing/Collaborations/Joint Ventures

●	If we are unable to achieve licensing, collaboration and/or joint ventures, our marketing strategy for Ampligen will be part of the differing health care systems around the world along with the different marketing and distribution systems that are used to supply pharmaceutical products to those systems.

Risks Associated with Our Marketing and Distribution

●	We have limited marketing and sales capability. If we are unable to obtain additional distributors and our current and future distributors do not market our products successfully, we may not generate significant revenues or become profitable.

Risks Associated with Our Competition

●	Rapid technological change may render our products obsolete or non-competitive.
●	Our products may be subject to substantial competition.

Risks Associated with an Investment in Our Common Stock

●	The market price of our stock may be adversely affected by market volatility
●	Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.
●	Provisions of our Certificate of Incorporation and Delaware law could defer a change of our Management, which could discourage or delay offers to acquire us.
●	Our business, financial condition and operating results could be negatively affected as a result of actions by activist investors.

AVAILABLE INFORMATION

We file electronically with the United States Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.ao-inc.com free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC. We are subject to the information and periodic reporting requirements of the Exchange Act and, in accordance therewith, we file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the website of the SEC www.sec.gov. You also may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports on the day of filing with the SEC on our website at http://www.aimimmuno.com under the Investor Relations tab for SEC Filings or by contacting the Investor Relations Department by calling (833) 475-8247 or (352) 448-7797 or sending an e-mail message to AIM@jtcir.com. Our Internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC.

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

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021 and again in 2022. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of December 31, 2023, there are 10 patients enrolled in this open-label expanded access treatment protocol. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also is managing all Early Access Programs and Special Access Programs in Europe, Canada, and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement was automatically extended for a period of 12 months on May 20, 2021; has been automatically extended for 12 months on each subsequent May 20; and will continue to be automatically extended for periods of 12 months every May 20 until terminated or the terms of the agreement are met.

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

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

We consider patent exclusivity as a crucial component of our business. As of December 31, 2023, we had 54 patents worldwide with 66 additional pending patent applications comprising our intellectual property.

We continually review our patents to determine if they have continuing value. Please see “Note 4: Patents, and Trademark Rights, Net” under Notes to the Consolidated Financial Statements for more information on these patents.

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

RESEARCH AND DEVELOPMENT (“R&D”)

Our general focus during the past several fiscal years has been on expanding the market potential of Ampligen through investigation of efficacy (in vitro and in vivo) in different immune-based disorders including cancer and CFS. We also have focused on research and development of potential prophylactic and therapeutic applications for the treatment of COVID-19, including the long-term effects of COVID-19.

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

●

Pancreatic Cancer Trial - The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen versus a no treatment control group following FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. The AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In March 2022, the FDA granted clearance to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. The authorization to proceed with the Phase 2 pancreatic cancer clinical trial has been received with potential sites in the Netherlands at Erasmus MC under Prof. C.H.J. van Eijck, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC). The study is recruiting patients. (https://clinicaltrials.gov/ct2/show/NCT05494697).

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

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. https://www.clinicaltrials.gov/ct2/show/NCT03599453. The key findings announced in April 2022 included:

○	The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME).

○	Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME).

○	In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced.

○	Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021.

○	An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint https://clinicaltrials.gov/ct2/show/NCT03403634. The key findings announced in April 2022 included:

○	The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046).

○	Saw increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios.

○	The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment.

○	Median OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months.

○	No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. The study is temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and is currently performing the necessary experiments to replace Intron-A with a generic alpha-interferon. We expect this trial to resume in the near future. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - The objective of this Phase 1 study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy in patients with early-stage triple negative breast cancer. The now completed (as of September 2022) topline results from the study confirm the positive findings that were previously presented at the 2022 Society for Immunotherapy of Cancer (SITC) 37th Annual Meeting in a poster presentation titled Safety and efficacy of de-escalated neoadjuvant chemoimmunotherapy of triple negative breast cancer (TNBC) using chemokine-modulating regimen (rintatolimod, IFN-α2b, celecoxib). The primary endpoint of the study was safety and tolerability. The results demonstrated that treatment was well-tolerated with mostly grade 1 or 2 treatment-related adverse events (TRAEs) without dose-limiting toxicities (DLTs) or delayed or immune-related toxicities. DLT was defined as grade 3 or higher toxicities within the first 3 weeks. Secondary endpoints included pCR rate where 5/9 (56%) of patients attained pCR and 1 more patient attained ypTmic. Tumor and blood biomarkers were also analyzed in exploratory studies.https://clinicaltrials.gov/ct2/show/NCT04081389

●	Refractory Melanoma — Roswell Park Comprehensive Cancer Center (“Roswell Park”), in a clinical trial fully funded by the National Cancer Institute (NCI), has commenced patient enrollment in its Phase 2 study in subjects with primary PD-1/PD-L1 resistant melanoma. The Phase 2 study will evaluate type-1 polarized dendritic cell (αDC1) vaccine in combination with tumor-selective chemokine modulation (“CKM”) comprised of Interferon alpha 2b, Ampligen (rintatolimod) and Celecoxib. Up to 24 patients are to be enrolled. The study was temporarily suspended due to the Merck discontinuation of Intron-A production but has since resumed recruitment (See: https://www.clinicaltrials.gov/show/NCT04093323).

●	Metastatic or Unresectable Triple Negative Breast Cancer – This phase ½a trial tests the safety, side effects, and best dose of chemokine modulation therapy (CKM) (rintatolimod, celecoxib, and interferon alpha 2b) in combination with pembrolizumab for the treatment of patients with triple negative breast cancer that has spread from where it first started (primary site) to other places in the body (metastatic) or that cannot be removed by surgery (unresectable). The study is recruiting subjects.

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

A total of 42 pancreatic cancer patients initially received treatment with Ampligen immuno-oncology therapy under the EAP program at Erasmus MC in the Netherlands; that initial program has since continued to expand and proceed with additional patients to be treated with Ampligen supervised by Prof. C.H.J. van Eijck, MD. In March 2024, the team at Erasmus MC published a thorough data analysis in an article titled “Rintatolimod in Advanced Pancreatic Cancer enhances Anti-Tumor Immunity through Dendritic Cell-Mediated T Cell Responses” in the journal Clinical Cancer Research. The positive clinical findings relate to changes in the tumor microenvironment after Ampligen use. We are working with our Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track.” We have applied for fast-track status; have received denials to date; and are currently working through the FDA process to provide all the materials and information required to achieve fast-track status.

In January 2023, we entered into an external sponsored collaborative clinical research agreement with Erasmus MC and AstraZeneca. Under the agreement, Erasmus MC is planning to perform an investigator-initiated clinical study, entitled “Combining anti-PD-L1 immune checkpoint inhibitor durvalumab with TLR-3 agonist rintatolimod in patients with metastatic pancreatic ductal adenocarcinoma for therapy effect. DURIPANC Study,” in which it will use study drugs provided by both AstraZeneca and us. In June 2023 we received the required approvals from the Central Committee on Research Involving Human Subjects, which is the Competent Authority for the review of clinical trials in the Netherlands, and the Medical Ethics Review Committee Erasmus MC, which is the governing ethics board. The study is open and has dosed its first subject.

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

In January 2021, we entered into a Sponsor Agreement with CHDR to manage a Phase 1 randomized, double-blind study to evaluate the safety and activity of repeated intranasal administration of Ampligen. AIM funded and sponsored the study. This study was designed to assess the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. The study was completed, and the Final Safety Report reported no Serious or Severe Adverse Events at any dosage level. We believe that the trial is a critical step in our ongoing efforts to develop Ampligen as a potential prophylaxis or treatment for COVID-19 and other respiratory viral diseases. Amarex provided us with monitoring support during the trial.

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

Ampligen as a Treatment for Post-COVID Conditions

In July 2023, we enrolled and dosed the first patient in our Phase 2 study evaluating Ampligen® as a potential therapeutic for people with post-COVID conditions (“AMP-518”). We announced in August 2023 that the study had met the planned enrollment of 80 subjects ages 18 to 60 years who have been randomized 1:1 to receive twice-weekly intravenous infusions of Ampligen or placebo for 12 weeks, with a follow-up phase of two weeks. All patients have completed the study and topline data was reported in February 2024.

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

As noted above in Overview; General; Ampligen as a treatment for ME/CFS, we have long been focused on seeking the FDA’s approval for the use of Ampligen to treat ME/CFS. In fact, in February 2013, we received a CRL from the FDA for our Ampligen NDA for ME/CFS, stating that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses.

While developing a comprehensive response to the FDA and a plan for a confirmatory trial for the FDA NDA, we proceeded independently in Argentina and, in August 2016, we received approval of an NDA from ANMAT for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due to ANMAT’s internal processes. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina.

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

GOVERNMENT REGULATION

Regulation by governmental authorities in the U.S. and foreign countries is and will be a significant factor in the manufacture and marketing of our products and our ongoing research and product development activities. Ampligen and other products developed from the ongoing research and product development activities will require regulatory clearances prior to commercialization. In particular, new drug products for humans are subject to rigorous pre-clinical and clinical testing as a condition for clearance by the FDA and by similar authorities in foreign countries. The process of seeking these approvals, and the ongoing process of compliance with applicable statutes and regulations, has and will continue to require the expenditure of substantial resources. Any failure by us or our collaborators or licensees to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect the marketing of any products developed by us and our ability to receive product or royalty revenue. We have received Orphan Drug designation for certain therapeutic indications, which we believe might under certain conditions help to accelerate the process of drug development and commercialization. Alferon N Injection is only approved for use in intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older. Use of Alferon N Injection for other applications requires regulatory approval.

We are subject to various federal, state and local laws, regulations and recommendations relating to such matters as safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use of and disposal of hazardous or potentially hazardous substances, including infectious disease agents, used in connection with our research work.

For more information about the current status of Alferon N Injection and Ampligen, please see “Our Products” above. See also, “Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval in a timely manner, or at all, our operations will be materially harmed and our stock adversely affected” in Part II; Item 1A “Risk Factors”.

HUMAN CAPITAL

As of December 31, 2023, we had personnel consisting of 26 full-time employees and two part-time employees. Six of the combined personnel are engaged in our research, development, clinical and manufacturing efforts, with 22 performing regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees.

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

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2023, we had approximately $13,070,000 in cash and cash equivalents. At present we do not generate any material revenue from our operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. In February 2022, the SEC declared our universal shelf registration statement on Form S-3 effective. Pursuant to that registration statement, we can sell up to $100 million of our securities and raise additional capital as needed in the future. Subsequent to the end of 2023, we raised $2,500,000 in net proceeds from the sale of an unsecured Note and we have entered into an equity line agreement (see, Part II; Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part I; Item 1. Business; Atlas Equity Line of Credit). No assurance can be given as to the amount of funds that could be raised pursuant to this registration statement or the potential dilution to current stockholders.

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

As of December 31, 2023, our accumulated deficit was approximately $409,508,000. As with many biotechnology companies, we have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully or be profitable.

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

The COVID-19 coronavirus or other global pandemics could adversely impact our business, including our clinical trials. We cannot predict the ultimate effects of the COVID-19 virus on our business.

The COVID-19 pandemic had and to a certain extent continues to have a major disruptive effect in the US and worldwide, including in countries in which there are planned or active clinical trial sites studying Ampligen. The COVID-19 pandemic or a future major pandemic could severely impact our business and clinical trials, including:

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

We rely upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate our business effectively.

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

We and our vendors’ sophisticated information technology operations are spread across multiple, sometimes inconsistent, platforms, which pose difficulties in maintaining data integrity across systems. The ever-increasing use and evolution of technology, including cloud-based computing, creates opportunities for the unintentional or improper dissemination or destruction of confidential information stored in our systems.

Any breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business and reputational harm to our company and could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price. Please see Part I; Item 1C “Cybersecurity”

The loss of services of key personnel could hurt our chances for success.

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

Risks Associated with Our Products

The development of Ampligen is subject to significant risks.

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

To the extent that we are required by the FDA, pursuant to the Ampligen NDA, to conduct additional studies and take additional actions, approval of any applications that we submit may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict when or whether regulatory approval will be obtained for any product candidate we develop.

If approved, one or more of the potential side effects of the drug might deter usage of Ampligen in certain clinical situations and, therefore, could adversely affect potential revenues and physician/patient acceptability of our product.

The development of Alferon N Injection is subject to significant risks.

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

Risks Related to our activities associated with Ampligen’s potential effectiveness as a treatment for COVID-19 of Post-COVID Conditions

It is not possible to predict the future of COVID-19, and related Post-COVID Conditions, as a global public health threat or the development of related therapies. No assurance can be given that Ampligen will aid in or be applied to the treatment of this virus.

Significant additional testing and trials will be required to determine whether Ampligen will be effective in the treatment of COVID-19 or Post-COVID conditions, and no assurance can be given that it will be the case. We base our belief that Ampligen may be effective in the treatment of COVID-19 or Post-COVID conditions on the result of studies that we reviewed and referenced. No assurance can be given that future studies will not result in findings that are different from those in the studies that we have relied upon. We are one of many companies working to develop a treatment for this virus, most of whom have far greater resources than us. This includes research into a range of COVID-19-related circumstances, from prophylactic and early-onset treatments to therapies for Post-COVID conditions. If one of these companies develops an effective treatment along the same lines as a therapy being developed by AIM, the development of Ampligen for this virus most likely will be adversely affected. Moreover, there already are available treatments.

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

To date, no consistent policy has emerged regarding the breadth of protection afforded by pharmaceutical and biotechnology patents. There can be no assurance that new patent applications relating to our products, process or technology will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology. It is generally anticipated that there may be significant litigation in the industry regarding patent and intellectual property rights. Such litigation could require substantial resources from us, and we may not have the financial resources necessary to enforce the patent rights that we hold. No assurance can be made that our patents will provide competitive advantages for our products, process and technology or will not be successfully challenged by competitors. No assurance can be given that patents do not exist or could not be filed which would have a materially adverse effect on our ability to develop or market our products or to obtain or maintain any competitive position that we may achieve with respect to our products. Our patents also may not prevent others from developing competitive products or processes using related technology.

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

Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed above in “Our Products”, we cannot predict what additional studies and/or additional testing or information may be required by the FDA. In addition, most of our studies to date have involved only a small group of participants and positive results in such a small group does not mean that such results will prove true in studies with a much larger group of participants. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products. As of December 31, 2023, we had approximately $13,070,000 in Cash, Cash Equivalents. Please see “We may require additional financing which may not be available” above.

Risks Associated with Our Manufacturing

Our Alferon N Injection Commercial Sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon N Injection, or if we are unable to identify a CMO or CMOs that meet our requirements, then our operations would most likely be materially and/or adversely affected.

We are exploring engaging a Contract Manufacturing Organization (“CMO”) to produce Alferon API. At present, we do not have a supply of Alferon N Injection or the requisite API. Additionally, although our old New Brunswick facility was FDA approval under the BLA for Alferon N Injection, this status will need to be reapproved when a CMO or a new facility is identified for the production of the drug. We cannot provide any guarantee that a CMO or other future facility will pass an FDA pre-approval inspection for Ampligen or Alferon N Injection manufacture.

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

While we produced limited quantities of active pharmaceutical ingredients (“API”) for our products in our old New Brunswick, NJ facility, the sale of this facility necessitated our exploring the engagement of a CMO to produce API for both Ampligen and Alferon. While we believe we have sufficient API to meet our current Ampligen needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. Currently, the Alferon N Injection manufacturing process is on hold and there is no definitive timetable for its restart. Please see “Our Alferon N. Injection commercial sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon N Injection, our operations most likely will be materially and/or adversely affected” above.

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

There are limited number of organizations in the United States available to provide the final manufacturing steps of formulation, fill, finish and packing sets for Alferon N Injection and Ampligen.

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

There is no assurance that, upon success, manufacture of a drug on a limited-scale basis for investigational use would lead to a successful transition to commercial, large-scale production.

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

We have never produced Ampligen, Alferon N Injection or any other products in large commercial quantities. We must manufacture our products in compliance with regulatory requirements in large commercial quantities and at acceptable costs in order for us to be profitable. We intend to utilize third-party manufacturers and/or facilities if and when the need arises or, if we are unable to do so, to build or acquire commercial-scale manufacturing facilities. If we cannot manufacture commercial quantities of Ampligen and/or Alferon N Injection or continue to maintain third party agreements for its manufacture at costs acceptable to us, our operations will be significantly affected. If and when the Ampligen NDA is approved, we may need to find an additional vendor to manufacture the product for commercial sales. Also, each production lot of Alferon N Injection is subject to FDA review and approval prior to releasing the lots to be sold. This review and approval process could take considerable time, which would delay our having product in inventory to sell, nor can we provide any assurance as to the receipt of FDA approval of our finished inventory product. There can be no assurances that the Ampligen and/or Alferon N Injection can be commercially produced at costs acceptable to us.

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

The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due ANMAT’s internal processes. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA, for the treatment of CFS with the FDA.

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

Ampligen. Our flagship product, Ampligen is being evaluated as a potential treatment for COVID-19, myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS) and COVID-induced CFS symptoms (“Long Haulers”); as well as multiple types of cancers. With regard to COVID-19, multiple global companies are actively working to develop therapies for COVID-19, including several companies which have successfully developed vaccines and treatments. It is possible that these or other companies may be developing therapies that are similar to that which we are attempting to develop, and could therefore develop them first. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than we do in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, The Health Protection Branch of the Canada Department of National Health and Welfare (HPB) and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for U.S. commercial sale for the treatment of CFS; standard of care is to focus on symptom relief, such as addressing pain or depression. The dominant competitors with drugs to treat disease indications which we plan to address include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen on the immune system, we cannot assure that we will be able to compete.

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

The market price of our common stock has been and is likely to be volatile. This is especially true given the current significant instability in the financial markets, and the adverse effects and disruptions caused by the war in the Ukraine, Israel and Gaza. Should our progress slow or results of testing or activities by others negatively impact our efforts, it is just as likely that our stock price will be significantly adversely affected, and in such case, investors could sustain substantial losses. In addition to the foregoing and, general economic, political and market conditions, the price and trading volume of our stock could fluctuate widely in response to many factors, including:

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

Our common stock is listed for quotation on the NYSE American. For the year ended December 31, 2023, the trading price of our common stock has ranged from $0.32 to $0.77 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. On November 14, 2017, at the direction of the Board, we amended and restated the Rights Agreement between us and, American Stock Transfer & Trust Company, LLC, its current Rights Agent. Pursuant to the original Rights Agreement, our Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock to stockholders of record at the close of business on November 29, 2002. Each Right entitles the registered holder to purchase from us a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share at a Purchase Price of $21.00 per Unit, subject to adjustment. While our Rights Agreement was scheduled to expire in late 2022, we extended it on May 14, 2023 and will now expire on May 14, 2028.

Our business, financial condition and operating results could be negatively affected as a result of actions by activist investors.

An activist group (the “Activist Group”) submitted a notice (the “Notice”) to our Board, seeking to put forth three individuals for election as directors to our four-person Board at our 2023 Annual Meeting. The Activist Group includes many of the persons who made a similar but failed attempt at our 2022 Annual Meeting. The Board once again found that the Activist Group’s Notice was invalid and rejected it. After a full trial, the Delaware Chancery Court upheld our rejection.

A proxy contest and related litigation, along the lines discussed above, could have a material adverse effect on us for the following reasons:

●	Activist investors may attempt to effect changes in our governance and strategic direction or to acquire control over the Board or AIM. In particular, if the Activist is successful in its litigation and subsequent proxy contest, it may gain control of the Board.

●	While we welcome the opinions of all stockholders, responding to proxy contests and related litigation by activist investors is likely to be costly and time-consuming, disrupt our operations, and potentially divert the attention of our Board, management team and other employees away from their regular duties and the pursuit of business opportunities to enhance stockholder value.

●	Perceived uncertainties as to our future direction as a result of potential changes to the composition of the Board may lead to the perception of a change in the strategic direction of the business, instability or lack of continuity, which may cause concern to our existing or potential strategic partners, customers, employees and stockholders; may be exploited by our competitors; may result in the loss of potential business opportunities or limit our ability to timely initiate or advance clinical trials; and may make it more difficult to attract and retain qualified personnel and business partners.

●	Proxy contests and related litigation by activist investors could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 1C.	Cybersecurity.

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

We engage consultants or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Our management team, in conjunction with third-party IT and cybersecurity service providers is responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our management team have prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by us for strategic cyber risk management, advisory and decision making. Our Audit Committee assists management in oversight and administration of our cyber risk management program.

We have an annual assessment performed by a third-party specialist of our cyber risk management program. The annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, in conjunction with the third-party cyber risk management specialists we develop a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

We face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to our service delivery; however, potential vulnerabilities to known or unknown threats will still remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. See Item 1A. “Risk Factors” for more information on our cybersecurity risks.

ITEM 2.	Properties.

Our principal executive office and finance is located at 2117 SW Highway 484, Ocala FL 34473, human resource office is located at 604 Main Street, Riverton, NJ 08077 and manufacturing is located at 671A US-1 South, North Brunswick, NJ 08902. We currently lease our principal executive office and finance for $2,780 per month, our human resource office for $2,850 per month and our manufacturing office for $16,100 per month.

ITEM 3.	Legal Proceedings.

We are, and from time to time may become, subject to litigation and various legal proceedings that involve claims for substantial amounts of money or for other relief or that might necessitate changes to our business or operations. Please see Note 16 “Contingencies” to the consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Because litigation is inherently unpredictable, assessing contingencies related to litigation is a complex process involving highly subjective judgment about potential outcomes of future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. Accordingly, we review the adequacy of accruals and disclosures each quarter in consultation with legal counsel, and we assess the probability and range of possible losses associated with contingencies for potential accrual in the consolidated financial statements. However, the ultimate resolution of litigated claims may differ from our current estimates.

In the normal course of business, there are various claims in process, matters in litigation, and other contingencies, certain of which are covered by insurance policies. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of any one of these matters will not have a material adverse effect on our financial position and results of operations. A significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the we currently anticipate, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Hemispherx Biopharma, Inc (n/ka) AIM Immunotech vs BioLife Plasma Services,

LP No 1711391858 ( Phila CCP)

We commenced an action in the Philadelphia Court of Common Pleas in 2017 against Biolife Plasma Services, LP related to the defendants’ breach of a contract requiring the defendant to supply certain blood related products used by and necessary to us in the manufacture of our products, including the loss profits associated with the defendants’ breaches. The Defendant asserted defenses, including a counterclaim asserting our failure to have paid invoices billed for the product in the amount of $96,676 following the Defendant’s notification that it would not be fulfilling the terms of the contract.

The trial court issued a ruling in March 2023 on cross Motions for Summary Judgment in which it denied all of our motions and granted defendant’s Motion to exclude evidence of future loss of profit damages. The ruling specified that we had properly pled, and the Court was specifically allowing our damages theory to proceed on reliance damages. We sought reconsideration of the ruling based on its internal inconsistency with the contemporaneously issued Order which allowed only the counterclaims to proceed. In July 2023, we sought appellate review of the inconsistent lower Court pretrial rulings. In September 2023, the Court issued an Order in response to our Motion for Reconsideration granting the Motion, vacating its prior Order on summary judgment, and issued a new Order and Opinion.

The new Order and Opinion again denied our motion for summary judgment, and granted defendants’ motion for summary judgment. The effect of the Order was to again allow only the defendant’s counterclaim to proceed. The Order mooted the pending appellate review. On December 6, 2023, we petitioned the Superior (appellate) Court to allow immediate appeal. The Superior Court has not ruled on the Petition. The parties have twice mediated the matter with no resolution achieved. No estimate can be made of when the trial court and appellate court will address the pending matters. No estimate of the outcome can be made at this time pending determination of the Petition and the underlying issues presented in the appeal.

AIM ImmunoTech, Inc. v. Tudor., Case No. 2021-CA-393 (Marion County, FL)

On August 13, 2021, the Marion County Circuit Court entered an Agreed Order Granting Joint Motion for Entry of Stipulated Injunction (“Injunction”), which precluded Tudor from contacting any of our business relations. We are currently pursuing enforcement of the Injunction against Tudor, who recently violated the Injunction. We are not seeking damages against Tudor. We intend on filing a motion to enforce the Injunction and will seek to recover its attorney’s fees and costs, along with any other sanction necessary to preclude Tudor from violating the injunction again.

Jorgl v. AIM Immunotech, Inc. et al., C.A. No. 2022-0669-LWW (Del. Ch.)

On July 29, 2022, Jonathan Jorgl (“Jorgl”) filed a complaint against us and the then-members of our Board of Directors in the Delaware Court of Chancery (the “Jorgl Action”). The complaint challenged the decision of our Board of Directors to reject Jorgl’s notice of intent to nominate two candidates for election to the our Board of Directors on the basis that the notice failed to comply with our bylaws. The Complaint sought a declaration that Jorgl’s nomination was valid and effective and complied with our bylaws and that the we must list Jorgl’s candidates in our proxy materials, as well as a temporary restraining order, preliminary injunction, and permanent injunction enjoining defendants from taking any action to prevent Jorgl from exercising his alleged nomination rights and from making any statements that disparage Jorgl’s candidates prior to or during our annual meeting of stockholders.

On August 15, 2022, the Court denied Jorgl’s motion for temporary restraining order, granted the motion to expedite, and scheduled a hearing on Jorgl’s preliminary injunction motion. After expedited discovery and briefing, the Court issued an opinion on October 28, 2022, denying Jorgl’s motion for preliminary injunction. On November 1, 2022, Jorgl and the other participants in his nomination efforts and attempted proxy contest announced in a press release that they did not plan to proceed to trial or seek an appeal of the Court’s ruling denying the motion for preliminary injunction and that the proxies they solicited would not be voted at our annual meeting of stockholders. We held our annual meeting of stockholders on November 3, 2022, and the stockholders re-elected Thomas Equels, William Mitchell, and Stewart Appelrouth as directors.

On April 20, 2023, Jorgl filed a motion to dismiss the Jorgl Action. On June 20, 2023, the Court entered an order dismissing the Jorgl Action and retaining jurisdiction to adjudicate any related fee disputes.

On July 20, 2023, defendants filed a motion to shift all litigation fees they incurred in connection with the Jorgl Action to Jorgl on the basis that he brought the litigation in bad faith (the “AIM Fee Motion”). Also on July 20, 2023, Jorgl filed a motion to shift certain legal fees to defendants that he incurred in connection with contesting a subpoena defendants served on the legal counsel that advised Jorgl in his nomination efforts, Baker & Hostetler LLP (the “Jorgl Fee Motion”). The Delaware Court of Chancery ruled on certain discovery motions in October 2023 pertaining to the AIM Fee Motion, and on March 25, 2024, ordered the parties to provide a joint status report regarding the AIM Fee Motion and the Jorgl Fee Motion within 30 days. We anticipate that the parties will negotiate a schedule to complete briefing on the motions.

AIM ImmunoTech, Inc. v. Tudor, et al., Case 5:22-cv-00323 (M.D. Florida 2022)

On July 15, 2022, we filed suit against Franz Tudor, Todd Deutsch, Ted Kellner, Jonathan Jorgl, Walter Lautz, Robert Chioini, and Michael Rice (collectively, the “Tudor Group”) for injunctive relief arising from the Tudor Group’s alleged violations of the Securities Exchange Act for failing to register as a group and provide required disclosures. On July 8, 2022, Jorgl served a notice of intent to nominate two director candidates from the Tudor Group for election at our 2022 annual meeting. We rejected the notice because we believed the notice did not comply with the bylaws, federal law, or Delaware law. We allege the notice is missing critical information required by the bylaws and made material misrepresentations and omissions. We believe the Tudor Group was acting in concert to appoint the nominees and sued these individuals to enjoin them from violating our bylaws and federal law. On July 10, 2023, the court dismissed the complaint. We filed a motion for reconsideration, which the trial court denied. We filed an appeal of the dismissal, which is pending and referenced below. The defendants have filed motions for sanctions seeking to recover their legal costs from the inception of the case, which total hundreds of thousands of dollars, according to the defendants, and additional sums, also not quantified, to act as a deterrent. On December 19, 2023, the court heard oral argument on the motions. The parties submitted post-hearing briefs, and the matter is pending before the Court.

AIM ImmunoTech, Inc. v. Tudor, et al., Case No. 0:2023prici13576 (11th Cir. 2023)

We filed a notice of appeal of the order of dismissal and the order denying its motion for reconsideration that were entered in AIM ImmunoTech, Inc. v. Tudor, et al., Case 5:22-cv-00323 (M.D. Fla. 2022) (above). The appellate deadlines are stayed until the lower court rules on the pending motions.

Kellner v. AIM Immunotech, Inc. et al., C.A. No. 2023-0879-LWW (Del. Ch.)

On August 25, 2023, Ted D. Kellner (“Kellner”) filed a complaint against us and the four current members of our Board of Directors in the Delaware Court of Chancery (the “Kellner Action”). The complaint challenged (1) our adoption of amendments to the advance notice provision of our bylaws; and (2) the decision of our Board of Directors to reject Kellner’s notice of intent to nominate himself and two other candidates’ election to our Board of Directors at our 2023 annual meeting of stockholders on the basis that the nomination notice failed to comply with our amended bylaws. The complaint seeks, among other things, a declaration that (1) the amendments to our Bylaws were unlawful; and/or (2) the Board’s application of the amended bylaws to reject Kellner’s nomination notice was unlawful or inequitable. On September 11, 2023, defendants in the Kellner Action filed an answer responding to Kellner’s complaint and we filed a counterclaim. Our counterclaim seeks a declaration that (1) our bylaw amendments are lawful and valid; and (2) Kellner’s nomination notice did not comply with our bylaws.

Upon completion of expedited discovery and briefing, the Court held trial in the Kellner Action from October 30, 2023, to November 1, 2023.

The Court of Chancery issued an opinion on December 28, 2023, that declared (1) the Board’s rejection of Kellner’s nomination notice was lawful and equitable, (2) certain of our bylaw amendments were valid, and (3) certain of the our bylaw amendments were invalid. Kellner has appealed the court’s ruling concerning the Board’s rejection of his nomination notice, and the bylaw amendments the court ruled were valid. The Defendants have appealed the court’s ruling as to the bylaw amendments the court ruled were invalid. The parties agreed to, and the Delaware Supreme Court ordered, expedited briefing, which is now complete. Oral argument is scheduled for April 10, 2024.

Although Kellner is not presently seeking monetary relief from us in the Kellner Action, he has reserved the right to seek reimbursement of certain legal fees and expenses from us if the Delaware Supreme Court upholds the invalidation of certain bylaws.

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

Recent Sales of Unregistered Securities

2018 Equity Incentive Plan

During the year ended December 31, 2022, we issued a total of 850,000 options under the 2018 Equity Incentive Plan, effective September 12, 2018, which will continue in effect for a period of 10 years from its effective date.

During the year ended December 31, 2023, we issued a total of 400,000 options under the 2018 Equity Incentive Plan, effective September 12, 2018, which will continue in effect for a period of 10 years from its effective date.

Employees and Directors Purchase Plan

On July 7, 2020, the board of directors approved a plan pursuant to which all directors, officers, and employees could purchase from us up to an aggregate of $500,000 worth of shares at the market price. Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved our Supplemental Listing Application. We issued 10,730 shares of our common stock at a price of $2.33 for a total of $25,000 under this plan. When this plan expired, the board of directors approved subsequent similar $500,000 plans for all directors, officers and employees to buy shares from us at the market price. Subsequent plans were approved by the board of directors upon the expiration of prior plans. The last plan approved by the Board of Directors for the fiscal year ended December 31, 2023, was on October 26, 2023.

During the fiscal year ended December 31, 2022, we issued a total of 86,817 shares of our common stock at prices ranging from $0.76 to $1.02 for a total of $80,000 under the plan.

During the fiscal year ended December 31, 2023, we issued a total of 419,285 shares of our common stock at prices ranging from $0.31 to $0.67 for a total of $150,500 under the plan.

In March 2024, we sold 204,547 and 38,462 shares of our common stock at prices of $0.33 and $0.39 per share, respectively, under the plan.

Azenova

On December 6, 2023, the Company issued to Azenova, LLC, an option to purchase up to three hundred and sixty thousand (360,000) shares of our “Common Stock” at a price equal to $0.46 per share. This Option was awarded pursuant to the Consulting Agreement dated October 16, 2023 between the Company and Azenova, LLC. On December 6, 2023, 180,000 options were transferred to Jeffrey Southerton and 180,000 options were transferred to Stacy J. Evans; both transfers with an exercise price of $0.46.

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

The following discussion and analysis is related to our financial condition and results of operations for the two years ended December 31, 2023 This information should be read in conjunction with our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K. Please also see “Special Note Regarding Forward Looking Statements and Summary Risk Factors” in ITEM 1. Business.

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

RESULTS OF OPERATIONS

Year ended December 31, 2023 versus year ended December 31, 2022

Our net loss was approximately $28,962,000 and $19,445,000 for the years ended December 31, 2023 and 2022, respectively, representing an increase in net loss of approximately $9,517,000 or (49%) when compared to the same period in 2022. This increase in net loss for the year ended December 31, 2023, was primarily due to the following:

●	an increase in general and administrative expenses of $8,063,000;

●	an increase in research and development expenses of $3,949,000;

●	an increase in production costs of $42,000; offset by

●	an increase in revenue of $61,000;

●	an increase on income from investments of $1,879,000;

●	an increase in interest/other income of $440,000;

●	an increase in gain from sale of Income tax operating losses of $177,000;

●	an increase on the gain from sale of fixed assets of $15,000;

●	a decrease of the quarterly revaluation of certain redeemable warrants of $35,000.

Net loss per share was $ (0.60) and $(0.40) for the years ended December 31, 2023 and 2022, respectively. The weighted average number of shares of our common stock outstanding as of December 31, 2023, was 48,585,404 as compared to 48,047,288 as of December 31, 2022.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $202,000 and $141,000 for the years ended December 31, 2023 and 2022, representing an increase of $61,000 which is primarily related to the fluctuation of patient participation.

For the years ended December 31, 2023 and 2022, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

Production costs were approximately $42,000 and $0, respectively, for the years ended December 31, 2023 and 2022, representing an increase of $42,000 in production costs in the current period. The increase was due to the cost incurred for production of Ampligen that occurred in the last quarter of 2023.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the year ended December 31, 2023, were approximately $10,939,000 as compared to $6,990,000 a year ago, reflecting an increase of approximately $3,949,000. The primary reason for the increase in research and development costs was due to the increases in Company sponsored clinical trials expenses of approximately $2,162,000 and an increase in outside consultant costs of approximately $1,787,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the years ended December 31, 2023 and 2022, were approximately $21,137,000 and $13,074,000, respectively, reflecting an increase of approximately $8,063,000. The increase in G&A expenses during the current period was largely due to increases in legal fees of approximately $6,500,000 primarily related to responding to an attempt by a group of shareholders to bypass our bylaws and nominating procedures, and financial consultant fees of $2,407,000 offset by a decrease in stock compensation of $711,000. We are in the process of submitting an insurance claim and hopes to recover a portion of the legal expenses related to the shareholder action, but recovery, if any, at this time cannot be determined.

Gain (loss) on Investments

Gain (loss) on investments for the years ended December 31, 2023 and 2022 was approximately $200,000 and ($1,679,000), respectively, reflecting an increased gain on investments of approximately $1,879,000. The gain was due to the change in the fair value of equity investments.

Redeemable Warrants

The revaluation of certain redeemable warrants resulted in a non-cash adjustment to the redeemable warrants liability. There was no change for the twelve months ended December 31, 2023, compared with a gain of $35,000 for the twelve months ended December 31, 2022 (see “Financial Statements: Note 15: Fair Value” for the various factors considered in the valuation of redeemable warrants).

Gain from sale of income tax operating losses

In December 2023, we effectively sold $14,156,000 of our New Jersey state net operating loss carryforward and $38,600 in R&D credits for the year 2022 for approximately $1,313,000. Additionally, we recorded a deferred tax asset in the amount of approximately $1,604,000 for the current year 2023 operating losses to be sold in 2024. (see Note 12 Income Taxes (FASB ASC 740 Income Taxes).

Liquidity and Capital Resources

Cash used in operating activities for the year ended December 31, 2023, was approximately $21,267,000 compared to approximately $16,108,000 for the same period in 2022, an increase of $5,159,000. The primary reasons for this increase in cash used in operations in 2023 was an increased net loss during the year of $9,517,000 and a gain on investments of $1,879,000, a decrease in stock compensation of $711,000 which was partially offset by an increase in accounts payable of $5,887,000 an increase in accrued expenses of $812,000.

Cash used in investing activities for the year ended December 31, 2023, was approximately ($832,000) compared to cash provided by investing activities in 2022 of approximately $10,988,000, representing a change of $11,820,000. The primary reason for the change during the current period is the net purchase and sale of marketable investments activity of ($294,000)   compared to the $7,359,000 for the same period in 2022, and by the proceeds from the sale of property and equipment of $47,000 in 2023, compared with $3,900,000 in 2022.

Cash provided by financing activities for the year ended December 31, 2023, was approximately $485,000 compared to approximately $80,000 for the same period in 2022, an increase of $405,000. The primary reason for this increase was the receipt of $485,000 in net proceeds from the sale of shares in 2023 compared to $80,000 from the proceeds from sale of stock, net of issuance costs in 2022. As discussed below, in April 2023 we entered into an Equity Distribution Agreement, which was the primary source of additional equity proceeds in 2023 compared with 2022.

As of December 31, 2023, we had approximately $13,070,000 in cash, cash equivalents and marketable investments, inclusive of approximately $7,631,000 in marketable investments, representing a decrease of approximately $21,120,000 from December 31, 2022.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

Today, some three years after COVID-19 first appeared, the world has a number of vaccines and some promising therapeutics. Our quest to prove the antiviral activities of Ampligen continues. If Ampligen has the broad-spectrum antiviral properties that we believe that it has, it could be a very valuable tool in treating variants of existing viral diseases, including COVID-19, or novel ones that arise in the future. Unlike most developing therapeutics which attack the virus, Ampligen works differently. We believe that it activates antiviral immune system pathways that fight not just a particular virus or viral variant, but other similar viruses as well.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. In this regard, in April, 2023, we entered into an Equity Distribution Agreement (the “EDA”), with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. During the year ended December 31, 2023, we sold 598,114 shares under the EDA for total gross proceeds of approximately $344,000, which includes a 3.0% fee to Maxim of $10,326. In February 2022, the SEC declared our universal shelf registration statement on Form S-3 effective. Pursuant to that registration statement, we can sell up to $100 million of our securities and raise additional capital as needed in the future. Subsequent to the end of 2023, we raised $2,500,000 in net proceeds from the sale of an unsecured Note and entered into an equity line of credit (see exhibits 10.104 and 10.105). No assurance can be given as to the amount of funds that could be raised or the potential dilution to current stockholders.

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

Certain Relationships and Related Transactions

Refer to PART III, ITEM 13 - “Certain Relationships and Related Transactions, and Director Independence.

New Accounting Pronouncements

Refer to “Note 2(g) – Recent Accounting Standards and Pronouncements” under Notes to Consolidated Financial Statements.

Critical Accounting Estimates

Our significant accounting estimates are described in the Notes to Consolidated Financial Statements. The significant accounting estimates that we believe are most critical to aid in fully understanding our reported financial results are the following:

Long-Lived Assets

We assess long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant decreases in the market price of a long-lived asset or group, a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group), a current period operating or cash flow loss combined with a history of operating or cash flow losses or projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) or a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

When assessing for impairment, we measure the recoverability of assets that it will continue to use in its operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired.

We measure the impairment by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets are considered a non-financial asset and are recorded at fair value only if an impairment charge is recognized. Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. The Company makes subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as the Company reviews its manufacturing process and other manufacturing planning decisions, if the useful lives of assets are shorter than the Company had originally estimated, it accelerates the rate of depreciation over the assets’ new, shorter useful lives.

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

Effectiveness of Control Procedures

As of December 31, 2023, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2023, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, Management used the criteria set forth in the framework in 2013 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

ITEM 9B.	Other Information.

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance.

The following sets forth biographical information about each of our Directors and Executive Officers as of the date of this report:

Name	Age	Position
Thomas K. Equels, Esq	71	Chief Executive Officer, President, and Director
Peter W. Rodino III	72	Chief Operating Officer, General Counsel & Secretary
William M. Mitchell, M.D., Ph.D.	89	Chairman of the Board and Director
Stewart L. Appelrouth	70	Director
Nancy Bryan	66	Director
Robert Dickey IV	68	Chief Financial Officer

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

THOMAS K. EQUELS, is our Chief Executive Officer (since 2016), President (since 2015) and Executive Vice Chairman (since 2008). He has also been one of our Directors since 2008. Mr. Equels was formerly the President and Managing Director of the Equels Law Firm in Miami, Fla. For over a quarter century, he represented national governments, state governments and private companies in banking, insurance, aviation, pharmaceutical and construction matters. He also was on numerous occasions the court-appointed receiver to turn around distressed companies. Mr. Equels received his Juris Doctor degree with high honors from Florida State University. He received his Bachelor of Science, summa cum laude, from Troy University and also obtained his Master of Science Degree from Troy University. Mr. Equels began his professional career as a military pilot. He served in Vietnam and was awarded two Distinguished Flying Crosses, the Bronze Star, the Purple Heart, and fifteen Air Medals. In 2012, he was Knighted by Pope Benedict.

THOMAS K. EQUELS, Esq. - Director Qualifications:

●	Leadership Experience – Military, Owner and former President, Managing Director of Equels Law Firm, Court appointed receiver in numerous industries;

●	Industry Experience – as legal counsel, General Counsel, CFO and CEO; and

Biotech, Scientific, Legal or Regulatory Experience - Law degree with over 25 years as a practicing attorney specializing in litigation, development of clinical trials, creating intellectual property concepts, and established plan to finance drug development.

WILLIAM M. MITCHELL, M.D., Ph.D., has been a Director since July 1998 and Chairman of the Board since February 2016. Dr. Mitchell is a Professor of Pathology, Microbiology & Immunology at Vanderbilt University School of Medicine and is a board certified physician. Dr. Mitchell earned an M.D. from Vanderbilt University and a Ph.D. from Johns Hopkins University, where he served as a House Officer in Internal Medicine, followed by a Fellowship at its School of Medicine. Dr. Mitchell has published over 200 papers, reviews and abstracts that relate to viral pathogenesis, anti-viral drugs, immune responses to infection, cancer diagnostics, as well as other biomedical topics. Dr. Mitchell has been active in many professional societies that have included the American Society of Investigative Pathology, the International Society for Antiviral Research, the American Society of Clinical Oncology, the American Society of Biochemistry and Molecular Biology, the American Chemical Society, the International Academy of Pathology, the United States and Canadian Academy of Pathology, and the American Society of Microbiology. Dr. Mitchell is a member of the American Medical Association. He has served on numerous government review committees, among them the Centers for Disease Control and Prevention (CDC) and the National Institutes of Health, including the initial AIDS and Related Research Review Group. Dr. Mitchell previously served as one of our Directors from 1987 to 1989.

WILLIAM M. MITCHELL, M.D., Ph.D. - Director Qualifications:

●	Leadership Experience – Professor at Vanderbilt University School of Medicine. He was an independent member of the Board of Directors for Chronix Biomedical and was Chairman of its Medical Advisory Board. Additionally, he has served on multiple governmental review committees of the National Institutes of Health, Centers for Disease Control and Prevention and for the European Union, including key roles as Chairman;

●	Academic and Industry Experience – Physician scientist with extensive investigative experience on viral and immunology, and cancer issues relevant to our scientific business along with being a former independent Director of an entrepreneurial diagnostic company (Chronix Biomedical) that is involved in next generation DNA sequencing for blood based cancer diagnosis (i.e.- the liquid biopsy).; and

●	Scientific, Legal or Regulatory Experience - M.D., Ph.D. and professor at a top ranked school of medicine, and inventor of record on numerous U.S. and international patents who is experienced in regulatory affairs through filings with the FDA.

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

NANCY K. BRYAN - was appointed as a director in March 2023. Ms. Bryan is an established leader with more than 35 years of experience in the life sciences industry. She has served on executive leadership teams and played key roles in biopharmaceutical companies’ successes, including marketing, sales, business development, financing, and communications. From 2013 to 2023, Ms. Bryan served as President and CEO of BioFlorida Inc., an association supporting the advancement of life sciences in Florida. Prior to joining BioFlorida, Ms. Bryan began her career with major pharmaceutical companies including Merck, GlaxoSmithKline and Bayer Pharmaceuticals. She then went on to serve in a number of executive leadership positions in specialty pharmaceuticals and smaller, start-up biotech companies, including Indevus Pharmaceuticals and NPS Pharmaceuticals. Throughout her career, Ms. Bryan helped develop, launch, and commercialize many products including blockbusters (Zantac, Levitra), major biologics (Tysabri) and orphan drugs for rare diseases (Valstar for bladder cancer, Supprelin LA for central precocious puberty), and helped establish franchises in a wide variety of therapeutic areas, including Oncology, Anti-infectives, GI and Autoimmune (MS, CD). She has established a successful track record with introducing strategic and tactical solutions to develop global markets as well as launch, grow and turn around established and underperforming drugs, resulting in greater revenue, market share, profitability, and stockholder value.

Ms. Bryan holds a BA in Economics from the University of Virginia and an MBA from Columbia University, and her academic honors include Phi Beta Kappa and Beta Gamma Sigma.

NANCY K. BRYAN – Director Qualifications:

●	Leadership Experience – President and CEO of BioFlorida; served on executive leadership teams and played a key role in biopharmaceutical companies’ successes including marketing, sales, business development, financing initiatives and investor and PR communications; and
●	Commercialization Experience – 25 years of experience in Biopharmaceuticals in commercial positions of increasing responsibility involving primary care, biologics and specialty markets; throughout her career, she has developed, launched and commercialized many products, major biologics and orphan drugs for rare diseases and has established franchises in a wide variety of therapeutic areas including: Oncology, Anti-infectives, GI and Autoimmune (MS,CD).

Information about our Executive Officers

In addition to Mr. Equels (discussed above), the following are our Executive Officers during fiscal 2023:

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

ROBERT DICKEY, IV has been our Chief Financial Officer since April 4, 2022. Mr. Dickey has more than 25 years of experience in C-suite financial leadership for life science and medical device companies, both private and public, ranging from preclinical development to commercial operations and across a variety of disease areas and medical technologies. Mr. Dickey has served as Managing Director at Foresite Advisors since March 2020 assuming responsibility for CFO advisory, financial analysis, capital raising, and transactional support/execution for public offerings and M&A services at life science companies and was previously a Managing Director at Danforth Advisors from August 2018 to March 2020. Both Foresite Advisors and Danforth Advisors provide financial support and investment advisory services. Mr. Dickey served as a member on the board of directors at Emmaus Life Sciences, a biopharmaceutical company, from July 2019 to August 2022; served as a member on the board of directors at Sanuthera, Inc., a privately held medical device company, from 2013 to 2017, and was employed as Chief Financial Officer of Motif Bio Plc., a NASDAQ and London AIM exchange-listed antibiotics company, from January 2017 to February 2018. Earlier in his career, Mr. Dickey spent 18 years in investment banking, primarily at Lehman Brothers, with a background split between mergers and acquisitions and capital markets transactions. Mr. Dickey was a senior vice president of the Company from 2008 until 2013. Throughout his career he has demonstrated C-level (CFO, COO and CEO) and Board level experience in public, private, revenue stage and development stage life sciences and medical device companies and has played a leading role in two start-ups. His prior career as an investment banker included 14 years at Lehman Brothers. Mr. Dickey is experienced in all stages of the business lifecycle, including start-up, high-growth and turnarounds, and in building businesses and achieving an exit. He also has international experience, expertise in public and private financings, M&A, partnering/licensing transactions, project management and Chapter 11 reorganizations, as well as interacting with boards, VC’s, shareholders and Wall Street. Dickey has an MBA from The Wharton School and an AB from Princeton University.

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

We believe Dr. Mitchell, Ms. Bryan and Mr. Appelrouth to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this Committee. The principal functions of the Audit Committee are to (1) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements and management’s assessment of internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance; (2) select the independent registered public accounting firm, oversee the work of the independent registered public accounting firm, pre-approve all auditing services of the independent registered public accounting firm and evaluate the independent registered public accounting firm’s qualifications, independence and performance; (3) prepare the reports or statements as may be required by NYSE American or the securities laws; (4) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls; (5) discuss the financial statements and reports with management and the independent registered public accounting firm, including critical accounting policies and practices, our disclosures in our Annual Report and any significant financial reporting that arose in the preparation of the audited financial statements; and (6) oversee the Disclosure Control Committee. The Audit Committee is authorized to engage independent counsel and other advisors as it deems necessary.

This Audit Committee formally met twelve times in 2023 with all committee members in attendance. Our General Counsel and Chief Financial Officer support the Audit Committee in its work. The full text of the Audit Committee’s Charter, as approved by the Board, is available on our website: http://www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”.

Scientific Advisory Board (“SAB”)

The SAB was established to leverage its member’s scientific and pharmaceutical expertise and advice to advance our drug development programs by providing guidance on steering us forward and capitalizing on business opportunities as well as interactions with the FDA. It is responsible for: (i) reviewing all submissions made by us to the FDA and other regulators to ensure that the submissions fully, accurately, and timely describe the status of any clinical trials, tests, or other studies or analyses of drug safety and efficacy undertaken by us, and any agreements, protocols, or guidance provided by relevant regulatory agencies; and (ii) monitoring and supervising our relationship with the FDA. The SAB shall have free and open access to our scientific and executive personnel, including the Chief Scientific Officer and the members of our Board of Directors. The SAB is comprised of William Mitchell, M.D., Chairman, and Ronald Brus, M.D., W. Neal Burnette, M.D., Christopher Nicodemus, M.D., and Philip Ransom Roane, Ph.D. all of whom are members. The SAB met one time in 2023.

Disclosure Controls Committee

The Disclosure Controls Committee (“DCC”) reports to the Audit Committee and is responsible for procedures and guidelines on managing disclosure information. The purpose of the DCC is to make certain that information required to be publicly disclosed is properly accumulated, recorded, summarized and communicated to the Board and management. This process is intended to allow for timely decisions regarding communications and disclosures and to help ensure that we comply with related SEC rules and regulations. The DCC is responsible for (1) implementing, monitoring and evaluating our disclosure controls and procedures; (2) reviewing and evaluating our interactions with the FDA and other similar regulatory bodies; and (3) reviewing with the Audit Committee our earnings and other press releases and periodic reports and proxy statements that are to be filed with the SEC. Robert Dickey, our CFO, is the DCC’s Investor Relations Coordinator and Chair. The other members of the DCC are Peter Rodino, our COO and General Counsel, Dr. William Mitchell, one of our Independent Directors, Dr. David Strayer, Chief Scientific Officer, Diane Young, our Clinical Project Manager, Jodie Pelz, our Director of Finance, and Ann Marie Coverly, Director of HR and Administration serving as the Deputy Investor Relations Coordinator. The full text of the DCC’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance.” The DCC actively met on numerous occasions in 2023.

Executive Committee

In February 2016, our Board formed the Executive Committee. On March 28, 2023, Ms. Bryan was appointed as an additional member of this committee. The Executive Committee reports to the Board, and its purpose is to aid the Board in handling matters which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board. Mr. Equels, our Chief Executive Officer is the chair of the Committee and is a member of the Committee along with three of our independent directors, Mr. Appelrouth, Dr. Mitchell and Ms. Bryan. The full text of the Executive Committee Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”. The Committee did not meet in 2023.

Corporate Governance and Nomination Committee

The Corporate Governance and Nomination Committee consists of Dr. William M. Mitchell (Chair) and Director, and Mr. Stewart L. Appelrouth, Director. On March 28, 2023, Ms. Nancy Bryan was appointed as an additional member of this committee. In 2023, the Corporate Governance and Nomination Committee met two times. All committee members were in attendance for the meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors and officers, and any beneficial owner of more than 10% of a class of our equity securities, are required to report their ownership of the Company’s equity securities and any changes in such ownership in a timely manner. We are required to disclose in this Report any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2023. Based solely upon information provided by officers and directors and greater than 10% owners, we are not aware of any filings not made on a timely basis, except for two Forms 4 filed on March 27, 2024, to report awards of options to Thomas Equels and Peter Rodino on November 30, 2023.

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

In November 2020, we entered into an employment agreement with Thomas Equels, the agreement runs for five years with a base salary of $850,000. Mr. Equels will be awarded a year-end target bonus of $350,000. In March 2021, subsequent to the fiscal year ended December 31, 2020, we entered into employment agreements with Peter Rodino. The agreement runs for three years, respectively. Compensation is divided into both short- and long-term compensation. Short-term (cash) compensation will consist of a base salary of $425,000. Mr. Rodino will be awarded a year-end target bonus based on performance and goals established by the Compensation Committee. Long term compensation will be provided by 100,000 non-qualified yearly stock options with one-year vesting commencing on November 30, 2021. In addition, Mr. Equels and Mr. Rodino will be entitled to awards (“Event Awards”) equal to 3% for Mr. Equels and 1% for Mr. Rodino of the “Gross Proceeds” from specific events such as acquisitions, licensing agreements or “therapeutic indication” (each, an “Event”). Gross Proceeds means those cash amounts paid to us by the other parties for licensing agreements, therapeutic acquisitions or any other one-time cash generating event. Therapeutic indications are for example target organ specific pathologically defined cancer indications, vaccine enhancers, broad spectrum antiviral indications, or medical entities associated with persistent severe fatigue. Mr. Equels and Mr. Rodino also will each be entitled to an award (an “Acquisition Award”) equal to 3% for Mr. Equels and 1% for Mr. Rodino of the Gross Proceeds, upon the sale of our Company or substantially all of its assets (an “Acquisition”). An Event Award or Acquisition Award shall be paid in cash within 90 days of our receipt of the Gross Proceeds. On March 2022, the Company entered into a consulting agreement with Foresite Advisors, LLC, a company wholly owned by Robert Dickey IV, for $375 an hour pursuant to which Mr. Dickey serves as our Chief Financial Officer, effective April 4, 2022.

Governance of Compensation Committee

The Compensation Committee consists of the following three directors, each of whom is “independent” under applicable NYSE American rules, a “Non-Employee Director” as defined in Rule 16b-3 under the Exchange Act, and an “Outside Director” as defined under the U.S. Treasury regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”): William Mitchell, M.D., Ph.D. (Chair) and Stewart L. Appelrouth. On March 28, 2023, Ms. Bryan was appointed as an additional member of this committee.

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

This Committee formally met four times in 2023 and all committee members were in attendance for the meetings. Our General Counsel, Chief Financial Officer and Director of Human Resources support the Compensation Committee in its work.

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

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2023 and 2022 of Thomas Equels, our Chief Executive Officer, Peter Rodino our Chief Operating Officer, General Counsel and Secretary, Robert Dickey IV our Chief Financial Officer.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees $ (2)	Bonus $ (3) (6)	Stock Awards $	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Change in Pension Valued and NQDC Earnings $	All Other Compensation $ (3)	Total $
Thomas K Equels	2023	850,000	—	—	128,112	—	—	103,189	1,081,301
CEO & President (2)3	2022	850,000	300,000	—	111,556	—	—	90,472	1,352,028

Robert Dickey IV	2023	54,484	$10,000	—	—	—	—	—	64,484
CFO (2)4	2022	37,815	$10,000	—	—	—	—	—	47,815

Peter Rodino
COO, General Counsel	2023	425,000	—	—	42,704	—	—	59,940	527,644
& Secretary (2)5	2022	425,000	150,000	—	69,295	—	—	55,003	699,298

Notes:

(1)	All option awards were valued using the Black-Scholes method.

(2)	For Named Executive Officers, who are also Directors that receive compensation for their services as a Director, the Salary/Fees and Option Awards columns include compensation that was received by them for their role as a member of the Board of Directors. As is required by Regulation S-K, Item 402(c), compensation for services as a Director have been reported within the “Summary Compensation Table” (above) for fiscal years of 2023 and 2022 as well as reported separately in the “Compensation of Directors” section (see below) for calendar year 2023.

Pursuant to his current employment agreement, Mr. Equels is entitled to 3% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in the employment agreement) There were no payments during 2023 and 2022.

(3)	Mr. Equels’ All Other Compensations consists of:

	2023	2022
Life & Disability Insurance	$41,073	$31,375
Healthcare Insurance	24,316	26,764
Car Expenses/Allowance	18,000	18,000
401(k) Matching Funds	19,800	14,333
Total	$103,189	$90,472

(4)	Mr. Dickey’s All Other Compensations consists of:

	2023	2022
Life & Disability Insurance	$—	$—
Healthcare Insurance	—	—
Car Expenses/Allowance	—	—
401(k) Matching Funds	—	—
Total	$—	$—

(5)	Mr. Rodino’s All Other Compensations consists of:

	2023	2022
Life & Disability Insurance	$2,524	$2,450
Healthcare Insurance	23,216	23,820
Car Expenses/Allowance	14,400	14,400
401(k) Matching Funds	19,800	14,333
Total	$59,940	$55,003

(6)	All bonus compensation for 2023 was deferred to 2024.

Outstanding Equity Awards at Fiscal Year End	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Thomas K Equels	568	—	—	190.08	6/6/2024	—	—	—	—
President and Chief	568	—	—	132.00	6/8/2025	—	—	—	—
Executive Officer	568	—	—	73.92	6/8/2026	—	—	—	—
	6,818	—	—	24.64	6/8/2027	—	—	—	—
	323	—	—	21.56	6/15/2027	—	—	—	—
	323	—	—	21.56	6/30/2027	—	—	—	—
	412	—	—	21.12	7/15/2027	—	—	—	—
	472	—	—	18.48	7/31/2027	—	—	—	—
	485	—	—	18.04	8/15/2027	—	—	—	—
	556	—	—	15.84	8/31/2027	—	—	—	—
	8,446	—	—	16.28	2/13/2028	—	—	—	—
	2,841	—	—	16.72	4/12/2028	—	—	—	—
	6,818	—	—	13.20	5/16/2028	—	—	—	—
	5,682	—	—	13.20	5/16/2028	—	—	—	—
	3,666	—	—	13.64	7/18/2028	—	—	—	—
	6,457	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	9,685	—	—	9.68	1/28/2029	—	—	—	—
	300,000	—	—	3.05	8/12/2030	—	—	—	—
	300,000	—	—	1.96	11/11/2030	—	—	—	—
	300,000	—	—	1.71	11/11/2031	—	—	—	—
	300,000	—	—	0.41	11/30/2032	—	—	—	—
	—	300,000	—	0.47	11/30/2033	—	—	—	—

Total	1,254,711	300,000	—			—	—	—	—

Robert Dickey IV Chief financial Officer	50,000	—	—	0.70	03/03/2032	—	—	—	—

Total	50,000	—	—			—	—	—	—

Peter Rodino	284	—	—	68.64	6/21/2026	—	—	—	—
COO, General Counsel and Secretary	151	—	—	21.56	6/15/2027	—	—	—	—
	151	—	—	21.56	6/30/2027	—	—	—	—
	192	—	—	21.12	7/15/2027	—	—	—	—
	220	—	—	18.48	7/31/2027	—	—	—	—
	226	—	—	18.04	8/15/2027	—	—	—	—
	259	—	—	15.84	8/31/2027	—	—	—	—
	3,941	—	—	16.28	2/13/2028	—	—	—	—
	2,273	—	—	16.72	4/12/2028	—	—	—	—
	2,652	—	—	13.20	5/16/2028	—	—	—	—
	1,711	—	—	13.64	7/18/2028	—	—	—	—
	3,013	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	4,520	—	—	9.68	1/28/2029	—	—	—	—
	75,000	—	—	1.85	12/9/2030	—	—	—	—
	100,000	—	—	1.44	11/30/2031	—	—	—	—
	50,000	—	—	0.70	03/03/2032	—	—	—	—
	100,000	—	—	0.41	11/30/2032	—	—	—	—
	—	100,000		0.47	11/30/2033	—	—	—	—

Total	344,616	100,000	—			—	—	—	—

Payments on Disability

As of December 31, 2020, we had an employment agreement with Mr. Equels which entitled him to his base salary, applicable benefits otherwise due and payable through the last day of the month in which disability occurs and immediate vesting of stock options. In the event of permanent disability, the Company will provide an additional two years of base salary. On March 24, 2021, we entered into employment agreements with Mr. Rodino which entitled him to his base salary, applicable benefits otherwise due and payable through the last day of the month in which disability occurs and immediate vesting of stock options. In the event of permanent disability, the Company will provide an additional two years of base salary. In addition, each NEO has the same short and long-term disability coverage which is available to all eligible employees. The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit. The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit. The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and older as of the date of the claim. For the period June 2010 through December 2023, Mr. Equels was entitled to receive total disability coverage of $400,000 pursuant to his employment agreement and payable by us.

Payments on Death

Pursuant to their employment agreements, the NEOS are entitled to their base salary and applicable benefits otherwise due and payable through the last day of the month in which death occurs and immediate vesting of stock options. Each NEO has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees. The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO. For the period June 2010 and through December 2023, Mr. Equels is entitled to receive total death benefit coverage of $3,000,000 pursuant to his employment agreement and payable by us.

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

The dollar amounts below assume that the termination occurred on January 2, 2024. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from us based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits ($)	Additional Life Insurance ($)	Total ($)
Thomas K. Equels,	Involuntary (no cause)	$2,436,000	$128,112	—	—	$2,564,112
CEO & President	Termination (for cause)	—	—	—	—	—
	Death or disability	$1,700,000	$128,112	—	—	$1,828,112
	Termination by employee or retirement	—	$128,112	—	—	$128,112

Robert Dickey IV	Involuntary (no cause)	—	—	—	—	—
CFO	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Peter Rodino	Involuntary (no cause)	$107,880	$42,704	—	—	$150,584
COO, General Counsel and	Termination (for cause)	—	—	—	—	—
Secretary	Death or disability	$850,000	$42,704	—	—	$892,704
	Termination by employee or retirement	—	$42,704	—	—	$42,704

Notes:

(1)	Consists of stock options contractually required per the employee’s respective employment agreement or arrangement to be granted during each calendar year of the term under our 2018 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to the closing market price of our common stock on the date of grant. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

Payments on Termination in Connection with a Change in Control of Named Executive Officers

Pursuant to their employment agreements, each NEO is entitled to severance benefits on certain types of employment terminations related to a change in control. In such an event, the term of their employment agreements would automatically be extended for three additional years, except where such change in control occurs as a result of certain “significant events” (as described in his employment agreement).

The dollar amounts in the chart below assume that change in control termination occurred on January 2, 2024, based on the employment agreements that existed at that time. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from us based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2023

The following table shows potential payments to the NEO if employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2023. The amounts assume a January 2, 2024, termination date regarding base pay and use of the opening price of $0.44 on the NYSE American for our common stock at that date.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (2) ($)	Early Vesting of Restricted Stock (4) (5) ($)	Early Vesting of Stock Options and SARs (3) ($)	Acceleration and Vesting of Supplemental Award (5) ($)		Welfare Benefits Continuation ($)	Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
Thomas K. Equels	$4,340,000 (	1)	—	—	—	$651,000 (	4)	—	—	—	$4,991,000
Robert Dickey IV	—		—	—	—	—		—	—	—	—
Peter Rodino	—		—	—	—	—		—	—	—	—

Notes:

(1)	This amount represents the Base Salary and benefits for the remaining current term of the NEO’s employment agreement plus a three-year extension in the term upon the occurrence of a termination from a change in control. The employment agreement with Mr. Equels has a term through December 31, 2025. This amount excludes the following payments as they cannot be calculated unless and until certain events occur: Mr. Equels is entitled to 3% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in his employment agreement) and 3% of the Gross Proceeds from any sale of our Company or substantially all of our assets.

(2)	This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awarded on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.

(3)	This amount is the intrinsic value [fair market value] on January 2, 2024 ($0.48 per share) minus the weighted average per share exercise price of $0.43 of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”). Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(4)	This amount represents the options to be issued annually for the remaining term of the NEO’s employment agreement plus a three-year extension in the occurrence of termination from a change in control. For the purpose of this schedule, a NYSE American closing price at January 2, 2024 of $0.48 was used with an estimated exercise price of $0.48 for Mr. Equels. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

(5)	Any purchase rights represented by the Option not then vested shall, upon a change in control, shall become vested.

Post-Employment Compensation

The following is a description of post-employment compensation payable to the respective NEO. If a NEO does not have a specific benefit, they will not be mentioned in the subsection. In such an event, the NEO does not have any such benefits upon termination unless otherwise required by law.

Termination for Cause

All of our NEOs can be terminated for cause. For each NEO “Cause” means willful engaging by any NEO in illegal conduct, gross misconduct or gross violation of our Code of Ethics and Business Conduct for Officers, which is demonstrably and materially injurious to our Company. Mr. Equels’ agreement provides that he shall not be deemed to have been terminated for Cause unless and until we initiate a process by delivery to him a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the directors of the Board specifying the grounds for termination. After reasonable notice to Mr. Equels and an opportunity for him to be heard, the issues shall be adjudicated by a retired Florida judge or a Florida certified mediator mutually acceptable to the Board of Directors and Mr. Equels. Termination requires a finding that Mr. Equels was guilty of intentional and material misconduct according to the standards set forth above, and specifying the particulars thereof in detail supported by legally admissible evidence and utilizing the legal standard of beyond reasonable doubt. In the event that an NEO’s employment is terminated for Cause, we shall pay such NEO, at the time of such termination, only the compensation and benefits otherwise due and payable to him through the last day of his actual employment by us.

Termination without Cause

In the event that an NEO is terminated at any time without “Cause”, we shall pay to him, at the time of such termination, the compensation and benefits otherwise due and payable through the last day of the then current term of his Agreement. However, benefit distributions that are made due to a “separation from service” occurring while he is a Named Executive Officer shall not be made during the first six months following separation from service. Rather, any distribution which would otherwise be paid to him during such period shall be accumulated and paid to him in a lump sum on the first day of the seventh month following the “separation from service”. All subsequent distributions shall be paid in the manner specified.

Death or Disability

A NEO can be terminated for death or disability. “Disability” means the NEO’s inability effectively to carry out substantially all of his duties by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months. In the event his employment is terminated due to his death or disability, we will pay him (or his estate as the case may be), at the time of such termination, his base salary, applicable benefits, and immediate vesting of unvested stock options. In the event of permanent disability, we will provide an additional two years of base salary.

Compensation of Directors

Our Compensation, Audit and Corporate Governance and Nomination Committees, consist of Dr. William M. Mitchell, Compensation and Corporate Governance and Nomination Committee Chair, Stewart L. Appelrouth, Audit Committee Chair, and Nancy K. Byrn all of whom are independent Board of Director members.

We reimburse Directors for travel expenses incurred in connection with attending board, committee, stockholder and special meetings along with other Company business-related expenses. We do not provide retirement benefits or other perquisites to non-employee Directors under any current program.

There was no cost of living increase granted in 2022 or 2023.

All Directors have been granted options to purchase common stock under our Stock Option Plans and/or Warrants to purchase common stock. We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors. Options shares for stock compensation were issued under the 2018 Equity Incentive Plans.

Director Compensation – 2023 & 2022

Name and Title of Director	Year	Fees Earned or Paid in Cash $	Stock Award $	Option Award $	Non-Equity Incentive Plan Compensation $	Change in Pension Value & Nonqualified Deferred Compensation Earnings $	All Other Compensation As Director $	Total $
T. Equels	2023	—	—	—	—	—	—	—
Executive	2022	—	—	—	—	—	—	—
Vice Chairman

W. Mitchell	2023	139,365	—	—	—	—	—	139,365
Chairman of	2022	182,462	—	50,703	—	—	—	233,165
the Board

S. Appelrouth	2023	139,365	—	—	—	—	—	139,365
Director	2022	182,462	—	50,703	—	—	—	233,165

N. Bryan	2023	93,750	—	—	—	—	—	93,750
Director	2022	—	—	—	—	—	—	—

In March 2023, the Board reduced annual cash compensation from $182,462 to $125,000 to allow for additional Board members.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 24, 2024, the number and percentage of outstanding shares of Common Stock beneficially owned by:

●	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding Common Stock;

●	Each of our Directors and the Named Executives Officers; and

●	All of our officers and directors as a group.

●	Total number of shares of Common Stock at March 27, 2024 was 49,901,177.

Name and Address of Beneficial Owner	Shares Beneficially Owned		% Of Shares Beneficially Owned
Thomas K. Equels, Executive Vice Chairman, Chief Executive Officer, President	1,971,166	(1)	*0.04%

Peter W. Rodino III, Chief Operating Officer, General Counsel, Secretary	526,335	(2)	*	%

William M. Mitchell, M.D., Chairman of the Board of Directors	306,001	(3)	*	%

Stewart L. Appelrouth, Director	379,364	(4)	*	%

Robert Dickey IV, Chief Financial Officer	50,000	(5)	*	%

Nancy K. Bryan, Director	38,462		*	%

All directors and executive officers as a group (6 persons)	3,271,328		0. 065%

* Less than 1%

(1) For Mr. Equels, shares beneficially owned include 1,254,711 shares issuable upon exercise of options and excludes 300,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(2) For Mr. Rodino, shares beneficially owned include 344,617 shares issuable upon exercise of options and excludes 100,000 shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(3)For Dr. Mitchell, shares beneficially owned include 229,589 shares issuable upon exercise of options and excludes no shares issuable upon exercise of options not vested or not exercisable within the next 60 days. Also includes 190 shares of common stock owned by his spouse and 190 shares owned by family trusts.

(4)For Mr. Appelrouth, shares beneficially owned include 139,599 shares issuable upon exercise of options and excludes no shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(5)For Mr. Dickey IV, shares beneficially owned include 50,000 shares issuable upon exercise of options.

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average Exercise Price Per Share	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column) (a)
	(a)		(c)
Equity compensation plans approved by security holders:	3,293,493	$4.03	1,210,286

Equity compensation plans not approved by security holders:	152,160	$8.03	—

Total	3,445,653	$4.21	1,210,286

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

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

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us. The total fees by BDO USA, P.C. (“BDO”) for 2023 were $594,474 and total fees for 2022 were $545,000.

	Amount ($)
	2023	2022
Description of Fees:
Audit Fees	$560,984	$522,000
Tax Fees	33,490	23,000
Total	$594,474	$545,000

Audit Fees

Audit fees include the audit of our annual financial statements and the review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

It also includes fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements. Audit-related fees include professional services related to the Company’s filing of SEC Form S-3 and S-8 (i.e., stock shelf offering procedures).

Tax Fees

Tax fees include fees billed by BDO for professional services rendered for tax return preparation, compliance, advice and planning services.

The Audit Committee has determined that BDO’s rendering of these audit-related services and all other fees were compatible with maintaining auditor’s independence. The Board of Directors considered BDO to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in 2023 and 2022.

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

(i) Exhibits - See exhibit index below.

Exhibit No.	Description

3.1(i)	Amended and Restated Certificate of Incorporation, as amended, along with Certificates of Designations (incorporated by reference to exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995).

3.2(i)	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 001-13441) filed September 16, 2011).

3.3(i)	Amendment to Certificate of Incorporation(incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 000-27072) filed June 27, 2016).

3.4(i)	Amendment to Certificate of Incorporation(incorporated by reference to exhibit 3.11 to the Company’s Current report on Form 8-K (No. 001-27072) filed June 5, 2019).

3.5(i)	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to the Company’s Current report on Form 8-K (No. 001-27072) filed August 23, 2019).

3.6(i)	Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Amendment to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

3.7(ii)	Amended and Restated By-Laws. (incorporated by reference to Exhibit 3.7 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2022).

4.1	Specimen certificate representing our Common Stock (incorporated by reference to Exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995).

4.2	Amended and Restated Rights Agreement, dated as of November 14, 2017, between the Company and American Stock Transfer & Trust Company LLC. The Amended and Restated Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed November 14, 2017).

4.3	Amended and Restated Rights Agreement, dated as of November 9, 2022, between the Company and American Stock Transfer & Trust Company LLC. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed November 14 2022 )

4.4	Amended and Restated Rights Agreement, dated as of February 9, 2023, between the Company and American Stock Transfer & Trust Company LLC. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed February 10, 2023)

4.5	Form of Indenture filed with Form S-3 Universal Shelf Registration Statement (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement (No. 333- 262280) filed January 21, 2022).

4.6	Form of Warrant pursuant to August 30, 2016 Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K (No. 000-270720 filed September 1, 2016).

4.7	Form of Warrant pursuant to February 1, 2017 Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 3, 2017).

4.8	Form of Series A Warrant-June 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 1, 2017).

4.9	Form of Series B Warrant-June 2017(incorporated by reference to Exhibit 4.2 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 1, 2017).

4.10	Form of New Series A Warrant-August 2017 (incorporated by reference to Exhibit 4.1 the Company’s Current report on Form 8-K (No. 000-27072) filed August 23, 2017).

4.11	Form of New Series B Warrant-August 2017 (incorporated by reference to Exhibit 4.2 the Company’s Current report on Form 8-K (No. 000-27072) filed August 23, 2017).

4.12	Form of Warrant issued to Purchaser of facility (incorporated by reference to Exhibit 4.8 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2017).

4.13	Form of Class A Warrant- April 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed April 20, 2018).

4.14	Form of Class B Warrant- April 2018 (incorporated by reference to Exhibit 4.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed April 20, 2018).

4.15	September 28, 2018 Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed October 4, 2018).

4.16	Rights Offering Form of Non-Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

4.17	Rights Offering Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K filed February 27, 2019 and is hereby incorporated by reference).

4.18	Rights Offering Form of Warrant Certificate (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

4.19	Rights Offering Warrant Agency Agreement with American Stock Transfer & Trust (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K (No.001-27072) filed March 8, 2019).

4.20	AGP Offering-Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed September 27, 2019).

4.21	AGP Offering-Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed September 27, 2019).

4.22	AGP Offering-Form of Representative’s Warrant (incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-1/A (No. 333-233657) filed September 24, 2019).

4.23	March 2019 Amendment to September 28, 2018 Secured Convertible Promissory Note from the Company to Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed March 15, 2019).

4.24	December 5, 2019 Secured Promissory Note with Atlas Sciences, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K (No.001-27072) filed December 11, 2019).

4.25	Description of Common Stock.*

10.1	Form of Confidentiality, Invention and Non-Compete Agreement (incorporated by reference to Exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995).

10.2	Form of Clinical Research Agreement (incorporated by reference to Exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995.

10.3	Supply Agreement with HollisterStier Laboratories LLC dated December 5, 2005 (incorporated by reference to Exhibit 10.46 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2005).

10.4	Amendment to Supply Agreement with HollisterStier Laboratories LLC dated February 25, 2010 (incorporated by reference to Exhibit 10.68 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2009).

10.5

Vendor Agreement with Armada Healthcare, LLC dated August 15, 2011 (incorporated by reference Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-131) for the period ended September 30, 2011).

10.6	Amendment to Supply Agreement with HollisterStier Laboratories LLC executed September 9, 2011 (incorporated by reference to Exhibit 10.22 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2011).

10.7	Vendor Agreement extension with Armada Healthcare, LLC dated August 14, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 15, 2012).

10.8	Vendor Agreement extension with Armada Healthcare, LLC dated July 19, 2013 (incorporated by reference to Exhibit 10.22 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2013).

10.9	Vendor Agreement extension with Bio Ridge Pharma, LLC and Armada Healthcare, LLC dated August 8, 2014. (incorporated by reference to Exhibit 10.24 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2014).

10.10	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated March 9, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.25 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2014).

10.11	Vendor Agreement extension with Armada Healthcare, LLC dated July 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2015).

10.12	Early Access Agreement with Impatients N.V. dated August 3, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 001-13441) for the period ended September 30, 2015).

10.13	Sales, Marketing, Distribution, and Supply Agreement with Emerge Health Pty Ltd. dated August 6, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2015).

10.14	Addendum to Early Access Agreement with Impatients N.V. dated October 16, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-13441) for the period ended September 30, 2015).

10.15	2016 Senior Executive Deferred Cash Performance Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 4, 2016).

10.16	2016 Voluntary Incentive Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 4, 2016).

10.17	Amended and Restated 2016 Senior Executive Deferred Cash Performance Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed March 1, 2016).

10.18	Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with Scientific Products Pharmaceutical Co. LTD dated March 3, 2016 (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2016).

10.19	Agreement between Avrio Biopharmaceuticals (“Avrio”) and the Company dated July 20, 2016 (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No.000-27072) for the period ended June 30, 2016).

10.20	Licensing Agreement dated April 13, 2016 with Lonza Sales AG (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.2 to the Company’s report Form 10-Q/A (No. 000-27072) for the period ended March 31, 2016).

10.21	Form of Securities Purchase Agreement entered into on August 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current report Form 8-K (No. 000-27072) filed September 1, 2016).

10.22	Amended and Restated Early Access Agreement with Impatients N.V. dated May 20, 2016. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s report Form 8-K/A (No. 000-27072) filed May 8, 2017).

10.23	December 13, 2016 Amendment No. 1 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to Exhibit 10.45 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.24	June 28, 2017 Amendment No. 2 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to Exhibit 10.46 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.25	February 14, 2018 Amendment No. 3 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to Exhibit 10.47 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.26	March 26, 2018 Amendment No. 4 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to Exhibit 10.48 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.27	Form of Securities Purchase Agreement entered into on February 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed February 3, 2017).

10.28	August 2017 Form of Employee Pay Reduction Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 29, 2017).

10.29	August 2017 Form of Executive Compensation Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 29, 2017).

10.30	August 2017 Form of Directors’ Compensation Deferral Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current report on Form 8-K (No. 000-27072) filed August 29, 2017).

10.31	Form of August 2017 Agreement between the Company and the Warrant holders. (incorporated by reference to Exhibit 10.1 the Company’s Current report on Form 8-K (No. 000-27072) filed August 23, 2017).

10.32	Form of June 2017 Agreement between the Company and the Warrant holders (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 000-27072) filed June 1, 2017).

10.33	Mortgage and Security Agreement with SW Partners LLC dated May 12, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2017).

10.34	Promissory Note with SW Partners LLC dated May 12, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended March 31, 2017).

10.35	September 11, 2017 Purchase and Sale Agreement- 5 Jules Lane (incorporated by reference to Exhibit 10.57 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.36	January 8, 2018 Purchase and Sale Agreement- 783 Jersey Lane (incorporated by reference to Exhibit 10.58 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.37	Lease Agreement for 783 Jersey Lane (incorporated by reference to Exhibit 10.59 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.38	Form of Stock Purchase Agreement entered into on March 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed March 22, 2018).

10.39	Form of Securities Purchase Agreement entered into on May 24, 2018 (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 (No. 333-226057) filed July 2, 2018).

10.40	2018 Equity Incentive Plan (filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 001-27072) filed on August 3, 2018).

10.41	September 28, 2018 Securities Purchase Agreement with Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed October 4, 2018).

10.42	September 28, 2018 Security Agreement with Iliad Research and Trading, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current report on Form 8-K (No. 001-27072) filed October 4, 2018).

10.43	October 9, 2018, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018).

10.44	October 8, 2018, Restated First Amendment to Purchase and Sale Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018).

10.45	October 9, 2018, Restated Bill of Sale for the Restated First Amendment and Sale Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018).

10.46	Form of Agreement between the Company and the Warrant holders.- May 2, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed May 2, 2019).

10.47	Note Purchase Agreement dated August 5, 2019 with Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2019).

10.48	Secured Promissory Note dated August 5, 2019 issued to Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2019).

10.49	Security Agreement dated August 5, 2019 with Chicago Venture Partners, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2019).

10.50	Salary Reduction and Restricted Stock Award Memo (August 2019) (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed August 26, 2019).

10.51	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed August 26, 2019).

10.52	December 5, 2019 Note Purchase Agreement with Atlas Sciences, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No.001-27072) filed December 11, 2019).

10.53	December 5, 2019 Security Agreement with Atlas Sciences, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K (No.001-27072) filed December 11, 2019).

10.54	March 20, 2020 Amendment to 2017 Material Transfer and Research Agreement with Roswell Park Cancer Institute (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed March 26, 2020).

10.55	April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. )001-27072) filed April 6, 2020).

10.56	April 21, 2020 Mutual Confidentiality Agreement with UMN Pharma Inc., National Institute of Infectious Diseases, and Shionogi & Co., Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed April 27, 2020).

10.57	June 1, 2020, Material Transfer and Research Agreement with the University of Rochester. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.58	June 23, 2020, Specialized Services Agreement with Utah State University. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.59	July 1, 2020, Material Transfer and Research Agreement with the Japanese National Institute of Infectious Diseases and Shionogi & Co., Ltd. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.60	July 6, 2020, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.61	August 6, 2020, Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.62	November 10, 2020 employment agreement with Thomas K. Equels. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2020).

10.63	December 22, 2020 Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen (incorporated by reference to Exhibit 10.75 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.64	January 11, 2021 Sponsor Agreement with Centre for Human Drug Research. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.76 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.65	November 29, 2020, Material Transfer and Research Agreement with Leyden Laboratories, B.V. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.77 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.66	December 30, 2020 Amendment to Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.78 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.67	December 23, 2020 Amendment to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen (incorporated by reference to Exhibit 10.79 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.68	March 24, 2021 employment agreement with Peter Rodino (incorporated by reference to Exhibit 10.80 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.69	March 24, 2021 employment agreement with Ellen Lintal (incorporated by reference to Exhibit 10.81 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.70	April 1, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.71	Material Transfer And Research Agreement with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente executed on April 5, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.72	Material Transfer and Research agreement with Roswell Park Comprehensive Cancer Center executed on April 14, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.73	April 19, 2021 Purchase and Sale Agreement with Phoenix Equipment Corporation, Branford Auctions, LLC and Perry Videx LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.74	May 12, 2021 Amendment to the Renewed Sales, Marketing, Distribution and Supply Agreement with GP Pharm. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.75	May 21, 2021 extension of April 1, 2020 Material Transfer and Research Agreement with Shenzhen Smoore Technology Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended June 30, 2021).

10.76	July 8, 2021 Reservation and Start-Up Agreement with hVIVO Services Limited (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 000-27072) for the period ended June 30, 2021 filed August 16, 2021)

10.77

September 27, 2021 Clinical Trial Agreement with hVIVO Services Limited (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2021)

10.78	March 1, 2022 Consulting Agreement with Foresite Advisors, LLC pursuant to which Robert Dickey IV will serve as the Company’s Chief Financial Officer (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.78 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.79	March 24, 2022 Consulting Agreement with Ellen Lintal (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.79 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2022).

10.80	March 1, 2022 Amendment to Clinical Trial Agreement with hVIVO Services Ltd dated September 27, 2021. (incorporated by reference to Exhibit 10.80 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.81	March 3, 2022 Agreement of Sale and Purchase with Acellories, Inc for sale of 783 Jersey Avenue, New Brunswick, NJ building. (incorporated by reference to Exhibit 10.81 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.82	March 8, 2022 Change order to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen. (incorporated by reference to Exhibit 10.82 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.83	April 7, 2022 Project Work Order with Amarex Clinical Research LLC.to manage Phase 2 clinical trial in advanced pancreatic cancer patients (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 12, 2022).

10.84	June 13, 2022 Project Work Order with Amarex Clinical Research LLC. for a Randomized Double Blind, Placebo Controlled study to Evaluate the Efficacy and Safety of Ampligen in Patients with Post Covid Conditions (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed June 17, 2022).

10.85	June 16, 2022 Lease agreement entered into with New Jersey Economic Development Authority for 5,210 square-foot R&D facility at the New Jersey Bioscience Center (incorporated by reference 10.1 to the Company’s Current Report on Form 8-K (No.001-27072) filed June 21, 2022).

10.86	June 27, 2022 First Amendment to Agreement of Sale and Purchase with Acellories, Inc. (incorporated by reference 10.86 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2022 filed August 15, 2022).

10.87	August 2, 2022 Second Amendment to Agreement of Sale and Purchase with Acellories, Inc. (incorporated by reference 10.87 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2022 filed August 15, 2022).

10.88	August 10, 2022 Termination agreement with Shenzhen Smoore Technology Limited (incorporated by reference 10.88 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2022 filed August 15, 2022).

10.89	October 5, 2022 Lease extension for Riverton office (incorporated by reference 10.4 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.90	October 11, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.5 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.91	October 21, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.6 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.92	October 21, 2022 Fourth Amendment to Agreement of Sale and Purchase with Acellories, Inc)) (incorporated by reference 10.7 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.93	December 5, 2022 Master Service Agreement between Sterling Pharma Solutions Limited and AIM ImmunoTech Inc. (incorporated by reference to Exhibit 10.93 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2022).

10.94	January 13, 2023 Study Support Agreement with Erasmus University Medical Center Rotterdam (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.94 to the Company’s annual report on Form 10-K (No.001-27072) for the year ended December 31, 2022).

10.95	January 13, 2023 Co-ordination Agreement with Erasmus University Medical Center Rotterdam and AstraZeneca BV (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.95 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2022).

10.96	March 1, 2023 Extension Agreement with Foresite Advisors LLC (incorporated by reference to Exhibit 10.96 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2022).

10.97	April 4, 2023 Unrestricted Grant Agreement with Erasmus University Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 7, 2023)

10.98	April 5, 2023 Independent Contractor Service Agreement with Casper H.J van Eijck (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 7, 2023)

10.99	April 19, 2023 Equity Distribution Agreement with Maxim Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 19, 2023)

10.100	Material Transfer and Research Agreement, dated as of May 22, 2023, with Japanese National Institute of Infectious Disease (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed May 30, 2023).

10.101	September 20, 2023 Amended and Restated Material Transfer and Research Agreement with Roswell Park Cancer Institute Corporation d/b/a Roswell Park Comprehensive Cancer Center (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K (No. 001-27072) filed September 29, 2023).

10.102	February 16, 2024 Note Purchase Agreement with Streeterville Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed February 20, 2024).

10.103	February 16, 2024 Promissory Note with Streeterville Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed February 20, 2024).

10.104	Atlas Equity Purchase Agreement *

10.105	Atlas Registration Rights Agreement *

21.1	List of Subsidiaries*

23.1	Consent of BDO USA, P.C.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

97.1	Company Clawback Policy*

101	The following materials from AIM’ Annual Report on Form 10-K for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

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

March 29, 2024

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ Thomas K Equels	Chief Executive Officer & President,	March 29, 2024
Thomas K. Equels	Director of the Board

/s/ William Mitchell	Chairman of the Board	March 29, 2024
William Mitchell, M.D., Ph.D.	and Director

/s/ Stewart L Appelrouth	Director	March 29, 2024
Stewart L. Appelrouth

/s/ Robert Dickey IV E	Chief Financial Officer	March 29, 2024
Robert Dickey IV

/s/ Nancy Bryan E	Director	March 29, 2024
Nancy Bryan

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AIM ImmunoTech Inc.

Ocala, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AIM ImmunoTech Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Research and Development Costs

As described in Note 8 to the consolidated financial statements, the Company entered into research, consulting and supply agreements with third party service providers to perform research and development activities on therapeutics, including clinical trials. The Company recorded research and development costs of approximately $10.9 million for the year ended December 31, 2023, and accrued clinical trial expenses of approximately $0.8 million at December 31, 2023. The identification of research and development costs involves reviewing open contracts and purchase orders, communicating with applicable company and third-party personnel to identify services that have been performed, and corroborating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual expenses.

We identified the recognition of research and development costs as a critical audit matter. The principal consideration for our determination was that performing procedures and evaluating audit evidence relating to research and development costs involved a high degree of auditor effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

●	Testing research and development costs on a sample basis, which included tracing relevant information to certain underlying agreements, purchase orders, and invoices received.

●	Confirming certain research and development costs incurred for the fiscal year with third party service providers.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

Miami, Florida

March 29, 2024

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2023 and 2022

(in thousands, except for share and per share amounts)

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,439	$27,053
Marketable investments	7,631	7,137
Funds receivable from New Jersey net operating loss	1,184	1,676
Prepaid expenses and other current assets	302	455
Total current assets	14,556	36,321
Property and equipment, net	127	195
Right of use asset, net	697	829
Patent and trademark rights, net	2,313	1,941
Other assets	1,688	1,202
Total assets	$19,381	$40,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,443	$377
Accrued expenses	1,986	806
Current portion of operating lease liability	223	178
Total current liabilities	8,652	1,361
Long-term liability:
Operating lease liability	495	659
Total liabilities	9,147	2,020
Commitments and contingencies (Notes 8, 10, 11, 16)

Stockholders’ equity:
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of December 31, 2023 and 2022, respectively; issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; 689 and 696 issued and outstanding as of December 31, 2023 and 2022, respectively	689	696
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 49,102,484 and 48,084,287 (including 701,667 and 694,324 of unvested stock awards) as of December 31, 2023 and 2022, respectively	49	48
Additional paid-in capital	419,004	418,270
Accumulated deficit	(409,508)	(380,546)
Total stockholders’ equity	10,234	38,468
Total liabilities and stockholders’ equity	$19,381	$40,488

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years ended December 31,
	2023	2022
Revenues:
Clinical treatment programs – US	$202	$141
Total Revenues	202	141
Costs and Expenses:
Production costs	42	—
Research and development	10,939	6,990
General and administrative	21,137	13,074
Total Costs and Expenses	32,118	20,064
Operating loss	(31,916)	(19,923)
Gain (loss) on investments	200	(1,679)
Interest and other income	1,069	629
Gain on sale of fixed assets	18	3
Redeemable warrants valuation adjustment	—	35
Gain from sale of income tax operating losses	1,667	1,490

Net Loss	$(28,962)	$(19,445)

Basic and diluted loss per share	$(0.60)	$(0.40)
Weighted average shares outstanding basic and diluted	48,585,404	48,047,288

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except share data)

For the Year Ended December 31, 2023

	Series B	Common Stock	Common Stock .001	Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Preferred	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2022	$696	48,084,287	$48	$418,270	$—	$(380,546)	$38,468
Common stock issuance, net of costs	—	1,017,399	1	484	—	—	485
Equity-based compensation	—	—	—	243	—	—	243
Series B preferred shares converted to common shares	(7)	798	—	7	—	—	—
Net comprehensive loss	—	—	—	—	—	(28,962)	(28,962)
Balance December 31, 2023	$689	49,102,484	$49	$419,004	$—	$(409,508)	$10,234

For the Year Ended December 31, 2022

	Series B	Common Stock	Common Stock .001	Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Preferred	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2021	$715	47,994,672	$48	$417,217	$—	$(361,101)	$56,879
Common stock issuance, net of costs	—	88,749	—	80	—	—	80
Equity-based compensation	—	—	—	954	—	—	954
Cashless warrant conversion	—	638	—	—	—	—	—
Series B preferred shares converted to common shares	(19)	228	—	19	—	—	—
Net comprehensive loss	—	—	—	—	—	(19,445)	(19,445)
Balance December 31, 2022	$696	48,084,287	$48	$418,270	$—	$(380,546)	$38,468

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

Years ended December 31,

	2023	2022
Cash flows from operating activities:
Net loss	$(28,962)	$(19,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	39	38
Redeemable warrants valuation adjustment	—	(35)
Gain on sale of fixed assets	(18)	—
Abandonment and expiration of patents and trademark rights	14	—
Amortization of patent and trademark rights	199	218
Non-cash lease expense	287	(680)
Loss from sale of income tax operating losses	—	197
Equity-based compensation	243	954
Loss (gain) on sale of marketable investments	(200)	1,679
Change in assets and liabilities:
Funds receivable from New Jersey operating loss sales	492	(35)
Prepaid expenses and other current assets	153	(151)
Lease liability	(274)	688
Other assets	(486)	(83)
Accounts payable	6,066	179
Accrued expenses	1,180	368
Net cash used in operating activities	(21,267)	(16,108)
Cash flows from investing activities:
Proceeds from sale of marketable investments	1,299	10,083
Purchase of marketable investments	(1,593)	(2,724)
Purchase of property and equipment	—	(86)
Proceeds from sale of property and equipment	47	3,900
Purchase of patent and trademark rights	(585)	(185)
Net cash (used in) provided by investing activities	(832)	10,988
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	485	80
Net cash provided by financing activities	485	80
Net decrease in cash and cash equivalents	(21,614)	(5,040)
Cash and cash equivalents at beginning of year	27,053	32,093
Cash and cash equivalents at end of year	$5,439	$27,053
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain (loss) on marketable investments	$376	$(928)
Conversion of Series B preferred	$7	19
Operating lease liability arising from obtaining right of use asset	$73	$736

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Basis of Presentation

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

AIM currently is proceeding primarily in four areas:

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

AIM is prioritizing activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. AIM intends that priority clinical work be conducted in trials authorized by the U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”), which trials support a potential future NDA. However, the Company’s antiviral experimentation is designed to accumulate additional preliminary data supporting its hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, the Company will conduct antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues.

Basis of Preparation and Consolidation

The accompanying consolidated financial statements include the accounts of AIM ImmunoTech and all entities in which a controlling interest is held by the Company. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. At various times throughout the year ended December 31, 2023, some accounts held at financial institutions were in excess of the federally insured limit of $250 thousand. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

(b) Marketable Investment

The Company’s marketable investments consist solely of mutual funds. We determine realized gains and losses for marketable investments using the specific identification method and measure the fair value of our marketable investments using a market approach where identical or comparable prices are available. If quoted market prices are not available, fair values of investments are determined using prices from a pricing service, pricing models, quoted prices of investments with similar characteristics or discounted cash flow models.

(c) Property and Equipment, net

	(in thousands) December 31,
	2023	2022
Furniture, fixture and equipment	$1,448	$2,233
Less: accumulated depreciation	(1,321)	(2,038)
Property and equipment, net	$127	$195

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the years ended December 31, 2023 and 2022 was $39,000 and $38,000, respectively.

The Company made a strategic shift on in-house manufacturing and recorded an impairment of the facility in the amount of $1,800,000 during the year ended December 31, 2021. The Company sold the manufacturing facility on November 1, 2022.

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

(f) Revenue

The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

(h) Recent Accounting Standards and Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. The standard requires additional or amended disclosure requirements for a variety of transactions. The provisions most applicable to the Company include the method used in diluted earnings per share computation for each dilutive security including interim periods, preferences in involuntary liquidation for preferred stock. This ASU becomes effective dependent upon the SEC’s removal of related disclosures from Regulation S-X or S-K. Early adoption is permitted. The Company has evaluated the impact of adoption of this ASU on its financial condition, results of operations and cash flows, and, as such, has determined that the adoption of the new standard will not have a material effect on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures. The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate). Specifically, public business entities are required to disclose a tabular reconciliation, using both percentages and reporting currency amounts. The amendments in this Update require that all entities disclose on an annual basis the following information about income taxes paid: 1. The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes 2. The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments in this Update require that all entities disclose the following information: 1. Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign 2. Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign.

The amendments in this Update eliminate the requirement for all entities to (1) disclose the nature and estimate of the range of the reasonably possible change in the unrecognized tax benefits balance in the next 12 months or (2) make a statement that an estimate of the range cannot be made. The amendments in this Update remove the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The Company has evaluated the impact of adoption of this ASU on its financial condition, results of operations and cash flows, and, as such, has determined that the adoption of the new standard will not have a material effect on its financial statements.

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

(j) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Equivalent Common shares, consisting of 3,523,949 and 2,966,538 of stock options and warrants, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2023 and 2022, respectively, since their effect is antidilutive due to the net loss of the Company.

(k) Long-Lived Assets

The Company assesses long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant decreases in the market price of a long-lived asset or group, a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group), a current period operating or cash flow loss combined with a history of operating or cash flow losses or projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group) or a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

When assessing for impairment, the Company measures the recoverability of assets that it will continue to use in its operations by comparing the carrying value of the asset grouping to our estimate of the related total future undiscounted net cash flows. If an asset grouping’s carrying value is not recoverable through the related undiscounted cash flows, the asset grouping is considered to be impaired.

The Company measures the impairment by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets are considered a non-financial asset and are recorded at fair value only if an impairment charge is recognized. Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. The Company makes subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as the Company reviews its manufacturing process and other manufacturing planning decisions, if the useful lives of assets are shorter than the Company had originally estimated, it accelerates the rate of depreciation over the assets’ new, shorter useful lives.

(l) Lease accounting

The Company is a party to leases for office space, lab facilities and other equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. The Company records right of use assets and operating lease liabilities for its operating leases, which are initially recognized at the present value of future lease payments over the lease term. For leases that do not provide an implicit rate, the Company utilizes an estimated incremental borrowing rate based on market observations existing at lease inception to calculate the present value of future payments. The Company amortizes its right of use assets on a straight-line basis over the associated lease term.

The lease term is defined as the non-cancelable period of the lease, plus any options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company has elected to include both lease and non-lease components in the determination of lease payments. Payments made to a lessor for items such as taxes, insurance, common area maintenance, or other costs commonly referred to as executory costs, are also included in lease payments if they are fixed. The fixed portion of these payments are included in the calculation of the lease liability, while any variable portion is recognized as variable lease expenses as incurred.

The Company has elected not to recognize right of use assets and lease obligations for its short term leases, which are defined as leases with an initial term of 12 months or less. Lease payments for short term leases are recognized on a straight-line basis over the lease term.

(m) Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not have any effect on net income, stockholders’ equity, or cash flows.

(3) Marketable Investments

Marketable investments consist of mutual funds. At December 31, 2023 and 2022, it was determined that none of the marketable investments had an other-than-temporary impairment. At December 31, 2023 and 2022, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 15: Fair Value). As of December 31, 2023 and 2022, the Company held $7,631,000 and $7,137,000, respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of:

(in thousands)

December 31, 2023

Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,631	$7,631
Totals	$7,631	$7,631

(in thousands)

December 31, 2023

Securities
Net gain recognized during the year on equity securities	$200
Less: Net gains and losses recognized during the year on equity securities sold during the year	(176)
Unrealized gains and losses recognized during the year on equity securities still held at the end of the year	$376

Mutual Funds classified as available for sale consisted of:

(in thousands)

December 31, 2022

Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,137	$7,137
Totals	$7,137	$7,137

(in thousands)

December 31, 2022

Securities
Net losses recognized during the period on equity securities	$(1,679)
Less: Net gains and losses recognized during the period on equity securities sold during the year	(751)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the end of the year	$(928)

(4) Patents and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$2,947	$(750)	$2,197	$2,389	$(595)	$1,794
Trademarks	229	(113)	116	216	(69)	147
Net amortizable patents and trademarks rights	$3,176	$(863)	$2,313	$2,605	$(664)	$1,941

The following table presents the changes in the patents and trademark rights:

(in thousands)
December 31, 2022	$1,941
Acquisitions	585
Abandonments	(14)
Amortization	(199)
December 31, 2023	$2,313

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method of the estimated useful life of 17 years and 10 years, respectively.

Amortization of patents and trademarks for each of the next five years is as follows (in thousands):

Year Ending December 31,
2024	$241
2025	232
2026	230
2027	208
2028	189
Thereafter	1,213
Total	$2,313

(5) Accrued Expenses

Accrued expenses at December 31, 2023 and 2022 consist of the following:

	(in thousands) December 31,
	2023	2022
Compensation	$414	$1
Professional fees	1,352	492
Clinical trial expenses	184	110
Other expenses	36	203
Total	$1,986	$806

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

Series B Convertible Preferred Stock

The Company has designated 10,000 shares of its preferred stock as Series B Convertible Preferred Stock (the “Preferred Stock”). Each share of Preferred Stock has a par value of $0.01 per share and a stated value equal to $1,000 (the “Stated Value”). The shares of Preferred Stock shall initially be issued and maintained in the form of securities held in book-entry form and the Depository Trust Company or its nominee (“DTC”) shall initially be the sole registered holder of the shares of Preferred Stock.

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

Pursuant to a registration statement relating to a rights offering declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and redeemable warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The redeemable warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the year ended December 31, 2023, 7 shares of Series B Convertible Preferred Stock were converted into common stock.

As of December 31, 2023 and 2022, the Company had 689 and 696 shares of Series B Convertible Preferred Stock outstanding, respectively. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividend actually paid on shares of Common Stock when as and if such dividends are paid on shares of the Common Stock. Each such Preferred Share is convertible into 114 shares of common stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock was fully converted. The Series B Convertible Preferred Stock does not carry voting Rights.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of December 31, 2023 and 2022, there were 49,102,484 and 48,084,287 shares of Common Stock issued and outstanding, respectively.

Employee Stock Purchase Plan (Not equity compensation)

On July 7, 2020, the Board approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price (including subsequent plans, the “Employee Stock Purchase Plan”). Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. The Company created successive new plans following the expiration of the July 7, 2020 plan. The latest plan was approved by the Board in January 2024 and expires in March 2024.

During the year ended December 31, 2023, the Company issued a total of 419,285 shares of its Common Stock at a price ranging from $0.31 to $0.67 for total proceeds of approximately $150,500 as part of the employee stock purchase plan.

During the year ended December 31, 2022, the Company issued a total of 86,817 shares of its Common Stock at prices ranging from $0.76 to $1.02 for total proceeds of $80,000 as part of the employee stock purchase plan.

Warrants (Rights offering)

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, we issued a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the year ended December 31, 2020, 1,870,000 of the Pre-funded Warrants were exercised and 8,873,960 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification. No Warrants were exercised during the year ended December 31, 2023 and 2022. As of December 31, 2023 and 2022 there are 15,000 Warrants outstanding.

Equity Distribution Agreement

On April 19, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $8,500,000 through Maxim, as agent (the “Offering”). Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the EDA, Maxim will be entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. During the year ended December 31, 2023, the Company sold 598,114 shares under the EDA for total gross proceeds of approximately $344,000, which includes a 3.0% fee to Maxim of $10,326. Subsequent to the year ended December 31, 2023, the Company sold 699,568 shares under the EDA for total gross proceeds of $316,392, which includes a 3.0% fee to Maxim of $9,492.

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

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.37%	1.74% - 3.88%
Expected dividend yield	—	—
Expected life	10 years	10 years
Expected volatility	99.91%	98.43% - 107.18%
Weighted average grant date fair value for options issued	$0.43 per option for 400,000 options	$0.51 per option for 850,000 options

The exercise price of all stock options and equity warrants granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant.

Information regarding the options approved by the Board of Directors under the Equity Plan of 2009 is summarized below. The plan expired on June 24, 2019:

	2023			2022
		Option	Weighted Average Exercise		Option	Weighted Average Exercise
	Shares	Price	Price	Shares	Price	Price
Outstanding, beginning of year	124,399	13.20 – 1,003.20	22.23	128,504	13.20 – 2,127.84	25.58
Granted	—	—	—	—	—	—
Forfeited	(5,047)	9.68-327.36	57.79	(4,105)	16.76-2,127.84	129.88
Exercised	—	—	—	—	—	—
Outstanding, end of year	119,352	13.20-2,127.84	20.72	124,399	13.20-1,003.20	22.23
Exercisable, end of year	119,352	13.20-2,127.84		124,399	13.20-1,003.20
Weighted average remaining contractual life (years)	4.06 years			5.98 years

Information regarding the options approved by the Board of Directors under the Equity Plan of 2018 is summarized below:

	2023			2022
		Option	Weighted Average Exercise		Option	Weighted Average Exercise
	Shares	Price	Price	Shares	Price	Price
Outstanding, beginning of year	2,474,971	0.31-9.68	1.72	1,650,017	1.11 – 9.68	2.35
Granted	400,000	0.47-0.47	0.47	850,000	0.31 – 1.71	0.51
Forfeited	(60,829)	0.31-9.68	1.98	(25,046)	1.85 – 9.68	1.86
Exercised	—	—	—	—	—	—
Outstanding, end of year	2,814,142	0.31-9.68	1.54	2,474,971	0.31 – 9.68	1.72
Exercisable, end of year	2,397,474	0.31-327.36	4.71	1,916,637	0.41 – 9.68	2.22
Weighted average remaining contractual life (years)	7.96 years			9.65 years
Available for future grants	1,210,286			466,120

Stock option activity during the years ended December 31, 2023 and 2022 is as follows:

Vested stock option activity for employees:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contracted Term	Aggregate Intrinsic
	Options	Price	(Years)	Value
Outstanding December 31, 2021	1,498,798	$4.22	9.11	—
Granted	550,000	0.49	9.71	—
Forfeited	(28,584)	17.71	—	—
Expired	—	—	—	—
Outstanding December 31, 2022	2,020,214	$3.01	8.86	—
Granted	400,000	0.47	10.17	—
Forfeited	(7,601)	9.68	—
Expired	(4,175)	41.61	—	—
Outstanding December 31, 2023	2,408,438	$2.50	8.70	—
Vested and expected to vest at December 31, 2023	2,041,772	$1.90	6.73	—
Exercisable at December 31, 2023	2,041,772	$1.90	6.73	—

The weighted-average grant-date fair value of employee options vested during the year ended December 31, 2023 was $184,000 for 424,999 options at $0.43 per option and during year ended December 31, 2022 was $768,666 for 575,000 options at $1.34 per option.

Unvested stock option activity for employees:

	Number of	Weighted Average Exercise	Average Remaining Contracted Term	Aggregate Intrinsic
	Options	Price	(Years)	Value
Unvested December 31, 2021	412,500	$4.15	5.85	—
Granted	550,000	0.49	9.71	—
Vested	(541,590)	1.31	9.73	—
Forfeited	(28,584)	17.71	—	—
Unvested December 31, 2022	392,326	$0.80	8.86	—
Granted	400,000	0.47	10.17	—
Vested	(413,884)	1.90	6.73	—
Forfeited	(7,601)	9.68	—	—
Expired	(4,175)	41.61	—	—
Unvested December 31, 2023	366,666	$2.13	12.44	—

Vested stock option activity for non-employees:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contracted Term	Aggregate Intrinsic
	Options	Price	(Years)	Value
Outstanding December 31, 2021	279,723	$6.12	7.93	—
Granted	300,000	0.54	9.68	—
Exercised	—	—	—	—
Forfeited	(568)	153.12	—	—
Outstanding December 31, 2022	579,155	$3.09	8.36	—
Granted	360,000	0.46	10.04	—
Exercised	—	—	—	—
Expired	(653)	145.24	—	—
Forfeited	(53,447)	1.31	—	—
Outstanding December 31, 2023	885,055	$2.02	9.23	—
Vested and expected to vest at December 31, 2023	550,055	$2.56	10.02	—
Exercisable at December 31, 2023	550,055	$2.56	10.02	—

The weighted-average grant-date fair value of non-employee options vested during year 2023 was $90,000 for 191,666 options at $0.47 per option and during the year 2022 was $247,166 for 229,053 options at $1.08 per option.

Unvested stock option activity for non-employees:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contracted Term	Aggregate Intrinsic
	Options	Price	(Years)	Value
Unvested December 31, 2021	97,831	$3.89	7.82	—
Granted	300,000	0.54	9.68	—
Vested	(229,053)	0.82	—	—
Forfeited	(1,989)	—	—	—
Unvested December 31, 2022	166,789	$4.05	9.49	—
Granted	360,000	0.46	10.18	—
Vested	(137,565)	0.47	9.47	—
Expired	(776)	145.24	—	—
Forfeited	(53,447)	1.31	—	—
Unvested December 31, 2023	335,001	$1.83	10.70	—

Stock-based compensation expense was approximately $243,000 and $954,000 for the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, there was $294,000 and $217,000, respectively, of unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plans. Stock-based compensation related to options granted under the Equity Incentive Plans will be recorded over the vesting period which is typically one year or upon reaching agreed upon Company and/or individual performance milestones being met which is indefinite.

(ii) Stock Warrants

Stock warrants are issued as needed by the Board of Directors and have no formal plan.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the warrant. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the warrants was estimated based on historical option holder’s behavior and represents the period of time that options are expected to be outstanding. No warrants were granted in 2023 or 2022.

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	2023			2022
		Warrant	Weighted Average Exercise		Warrant	Weighted Average Exercise
	Shares	Price	Price	Shares	Price	Price
Outstanding, beginning of year	226,610	$ 0.99-132.00	$9.10	294,939	$0.99 – 469.92	$15.19
Granted	—	—	—	—	—	—
Expired	(74,450)	17.05	17.05	(68,215)	469.92	469.92
Exercised	—	—	—	(114)	8.80	8.80
Outstanding, end of year	152,160	$ 0.99-8.80	$8.03	226,610	$ 0.99-132.00	$9.10
Exercisable	152,160	$ 0.99-8.80	$8.03	226,610	$ 0.99-132.00	$9.10
Weighted average remaining contractual life	.75 years			.94 years
Years exercisable	2024			2023-2024

Stock warrants are issued at the discretion of the Board. During the year ended December 31, 2023, there were no warrants issued or exercised. During the year ended December 31, 2022, there were no warrants issued and 114 were exercised.

(7) Segment and Related Information

The Company operates in one segment, which performs research and development activities related to Ampligen and other drugs under development. The Company’s revenues for the two-year period ended December 31, 2023, were earned in the United States. All assets are maintained in the United States of America.

(8) Research, Consulting and Supply Agreements

The Company has entered into research, consulting and supply agreements with third party service providers to perform research and development activities on therapeutics, including clinical trials. The identification of research and development costs involves reviewing open contracts and purchase orders, communicating with applicable company and third-party personnel to identify services that have been performed, and corroborating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual expenses. The Company expenses these research and development costs when incurred.

During the year ended December 31, 2023, research and development expenses were comprised of: clinical studies ($6,014,000), manufacturing and engineering ($3,220,000), quality control ($1,271,000) and regulatory ($434,000).

During the year ended December 31, 2022, research and development expenses were comprised of: clinical studies ($4,070,000), manufacturing and engineering ($1,241,000), quality control ($1,236,000) and regulatory ($443,000).

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs during the year ended December 31, 2023.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the year ended December 31, 2023 and 2022, the Company incurred approximately $4,290,000 and $2,272,000, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8,400,000. This estimate includes pass-through costs of approximately $1,000,000 and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

○	During the year ended December 31, 2023, the Company incurred approximately $600,000 related to this agreement.

○	During the year ended December 31, 2022, the Company incurred approximately $1,691,000 related to this agreement.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6,400,000, which includes pass through costs of approximately $125,000, investigator costs estimated at about $4,400,000, and excludes certain other third-party costs and escalations. During 2023, the original work order increased to approximately $6,600,000 for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. This study was effectively concluded in 2023.

○	During the year ended December 31, 2023, the Company incurred approximately $3,690,000 related to this agreement.

○	During the year ended December 31, 2022, the Company incurred approximately $581,000 related to this agreement.

Jubilant HollisterStier

Jubilant HollisterStier (“Jubilant”) is AIM’s authorized CMO for Ampligen for the approval in Argentina. In 2017, the Company entered into an agreement with Jubilant pursuant to which Jubilant will manufacture batches of Ampligen® for the Company. Since the 2017 engagement of Jubilant, two lots of Ampligen consisting of more than 16,000 units were manufactured and released in the year 2018. The first lot was designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The second lot has been designated for these programs in addition to commercial distribution in Argentina for the treatment of CFS. Jubilant manufactured additional two lots of Ampligen in December 2019 and January 2020. In March 2023, the Company ordered an additional 27,900 vials from Jubilant at a cost of approximately $1,432,000.

○	During the year ended December 31, 2023, the Company incurred approximately $1,432,000 related to this agreement.

○	During the year ended December 31, 2022, the Company incurred approximately $79,000 related to this agreement.

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

○	During the year ended December 31, 2023, the Company incurred approximately $363,000 related to this agreement.

○	During the year ended December 31, 2022, the Company did not incur any expense related to this agreement.

Erasmus

In December 2022, the Company entered into a joint clinical study agreement with Erasmus University Medical Center Rotterdam to conduct a Phase II study: Combining anti-PD-L1 immune checkpoint inhibitor durvalumab with TLR-3 agonist rintatolimod in patients with metastatic pancreatic ductal adenocarcinoma for therapy efficacy. This is a study in collaboration with AstraZeneca. AIM’s limited responsibilities are limited to providing Ampligen. Additionally, AIM agreed to provide a grant of $200,000 for the study.

○	During the year ended December 31, 2023, the Company incurred approximately $100,000 pursuant to the Grant Agreement.

○	During the year ended December 31, 2022, the Company did not incur any expense related to this agreement.

Azenova Sales International

In October 2023, the Company entered into a consulting agreement with Azenova, LLC whereas Azenova will provide business development services for AIM’s Ampligen product for solid tumors for a 12 month term that is extendable upon the agreement of the parties. In exchange for its services, Azenova will receive a fixed monthly retainer of $30,000 per month in addition to 360,000 stock options that vest monthly.

○	During the year ended December 31, 2023, the Company incurred approximately $75,000 related to this agreement.

○	During the year ended December 31, 2022, the Company did not incur any expense related to this agreement.

Alcami

In September 2023, the Company entered into an agreement with Alcami Corporation to perform an extractables study for a primary packaging component. The agreement called for fixed costs of approximately $30,000 upon completion of the study and issue of the final report, along with solvent costs, and pass through items to be billed on a per activity basis. The final bill for the initial study was received in December 2023.

○	During the year ended December 31, 2023, the Company incurred approximately $65,000 of lab services from Alcami.

○	During the year ended December 31, 2022, the Company incurred approximately $18,000 of lab services from Alcami.

(9) 401(k) Plan

AIM has a defined contribution plan, entitled the AIM ImmunoTech Employees 401(k) Plan and Trust Agreement (the “401(k) Plan”). AIM’s full-time employees are eligible to participate in the 401(k) Plan following 61 days of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants’ contributions to the 401(k) Plan may be matched by us at a rate determined annually by the Board.

Each participant immediately vests in his or her deferred salary contributions as well as the Company’s safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the year ended December 31, 2023 and 2022, the Company’s matching contributions were approximately $162,000 and $122,000, respectively

(10) Employment Agreements

The Company had contractual agreements with Named Executive Officers (“NEO”) in 2023, and 2022. The aggregate annual base compensation for these NEO under their respective contractual agreements for 2023 and 2022 was $1,275,000 and $1,275,000, respectively. In addition, certain of these Officers were entitled to receive performance bonuses of up to 25% or 20% of their respective annual base salary, at the sole discretion of the Compensation Committee of the Board of Directors. For the years ended December 31, 2023 and 2022, Officers’ bonuses were $450,000, to be deferred and paid in 2024 and $450,000, respectively.

In 2023, equity was granted as a form of compensation to these Officers.

a.	The Company granted 300,000 ten-year options to purchase common stock with an exercise price of $0.47 per share to vest in one year to Thomas K. Equels, Chief Executive Officer.

b.	The Company granted 100,000 ten-year options to purchase common stock with an exercise price of $0.47 per share which vest in one year to Peter Rodino, Chief Operating Officer and General Counsel.

The Company recorded stock compensation expense of approximately $14,000 during the year ended December 31, 2023 with regard to these issuances to Officers Equels and Rodino.

In 2022, equity was granted as a form of compensation to these Officers.

c.	The Company granted 300,000 ten-year options to purchase common stock with an exercise price of $0.41 per share to vest in one year to Thomas K. Equels, Chief Executive Officer.

d.	The Company granted 150,000 ten-year options to purchase common stock with exercise price of $0.41 to $0.70 per share which vest in one year to Peter Rodino, Chief Operating Officer and General Counsel.

e.	The Company granted 50,000 ten-year options to purchase common stock with an exercise price of $0.70 per share which vest in one year to Ellen Lintal, former Chief Financial Officer.

The Company recorded stock compensation expense of approximately $107,000 during the year ended December 31, 2023 with regard to these issuances to Officers Equels, Rodino, and former Officer Lintal.

(11) Leases

The Company leases office and lab facilities and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years, expiring at various dates during 2024 through 2027, and requiring monthly payments ranging from less than $1,000 to $17,000. Certain leases include additional renewal options ranging from 1 to 5 years.

AIM has classified all of its leases as operating leases.

As of December 31, 2023 and 2022, the balance of the right of use assets was $697,000 and $829,000, respectively, and the corresponding operating lease liability balance was $718,000 and $837,000, respectively. Right of use assets are recorded net of accumulated amortization of $363,000 and $158,000 as of December 31, 2023 and 2022, respectively.

AIM recognized rent expense associated with these leases are follows:

	Year ended December 31,
	(in thousands)
	2023	2022
Lease costs:
Operating lease costs	$288	$128
Short-term and variable lease costs	335	211

Total lease costs	$623	$339

Classification of lease costs
Research & development	$498	$220
General and administrative	125	119

Total lease costs	$623	$339

The Company’s leases have remaining lease terms between 3 and 44 months. As of December 31, 2023 and 2022, the weighted-average remaining term was 41 and 43 months, respectively.

The Company’s weighted average incremental borrowing rate for its leases was 10% as of December 31, 2023 and 2022, respectively.

Future minimum payments as of December 31, 2023, are as follows:

Year Ending December 31, (in thousands)
2024	$279
2025	229
2026	200
2027	133
Thereafter	—
Less imputed interest	(123)
Total	$718

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

As of December 31, 2023, the Company has approximately $166,300,000 of Federal net operating loss carryforwards (expiring in the years 2023 through 2038), and $103,300,000 of Federal net operating loss carryforwards with no expiration date, both of which have been limited by Internal Revenue Code Section 382, available to offset future federal taxable income. The Company has approximately $28,800,000 of New Jersey state net operating loss carryforwards (expiring in 2044). The Company has approximately $82,500,000 of Florida state net operating loss carryforwards with no expiration date to offset future Florida taxable income. The Company has approximately $3,600,000 of Belgium net operating loss carryforwards with no expiration date to offset future taxable income In December 2023, the Company effectively sold $14,156,000 of its New Jersey state net operating loss carryforward and $38,600 in R&D credits for the year 2022 for approximately $1,313,000. The utilization of certain state net operating loss carryforwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

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

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. With the exception of net operating losses generated in New Jersey which can be surrendered for 80% of their value, due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the remainder of our deferred tax assets are fully offset by a valuation allowance at December 31, 2023 and 2022.

The components of the net deferred tax assets and liabilities as of December 31, 2023 and 2022, which include the correction of an immaterial deferred tax error of approximately $1.4 million in the stock compensation component and the corresponding valuation allowance for the same amount as of December 31, 2022, consist of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2023	2022
Net operating losses	$25,114	$19,674
Research and Development costs	3,517	7,647
Amortization & depreciation	6,791	2,342
R&D credits	1,376	744
Other	137	77
Right of use asset	6	2
Stock compensation	1,479	1,472
Total deferred tax assets	38,420	31,958

Less: Valuation allowance	(36,816)	(30,840)
Deferred tax assets, net	$1,604	$1,118

Deferred tax assets are included within other assets in the accompanying Consolidated Balance Sheets. The benefits of deferred tax assets are included within the gain from sale of income tax operating losses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company’s deferred tax asset estimates the projected sale of 2023 and 2022 New Jersey state operating losses to be sold in the subsequent year, respectively.

Rate Reconciliation

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

Pre Tax Book Loss	$(28,962)

Federal Rate	(6,082)	21.0%
State Taxes	(2,244)	7.75%
Other Perms	(83)	0.29%
RTP	(8)	0.03%
Income Tax Income	(479)	1.65%
State Rate Change	618	-2.13%
R&D	(272)	0.94%
State NOL	—	0.00%
NJ NOL True Up	1,123	-3.88%
Stock Compensation True Up	(1,347)	4.65%
Fixed Assets True Up	925	-3.19%
Other	(22)	0.08%
NOL Refund VA True Up	486	-1.68%

Valuation Allowance	7,385	-25.50%

Total	$—	0.0%

(13) Certain Relationships and Related Transactions

The Company has an employment agreement with its NEOs and has granted its NEOs and directors options to purchase its common stock. Please see details of these Employment Agreements in Note 10 - Employment Agreements.

(14) Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, investments and accounts receivable. The Company places its cash with high-quality financial institutions and, at times, such amounts in non-interest-bearing accounts may be in excess of Federal Deposit Insurance Corporation insurance limits. There were no credit-based sales for 2023 and 2022.

There are a limited number of suppliers in the United States and abroad available to provide the raw and packaging materials/reagents for use in manufacturing Ampligen and Alferon N Injection. At present, the Company does not have any agreements with third parties for the supply of any of these materials or it is relying on a limited source of reagent suppliers necessary for the manufacture of Alferon N Injection. Jubilant HollisterStier LLC has manufactured batches of Ampligen for us pursuant to purchase orders. The Company anticipates that additional orders will be placed upon approved quotes and purchase orders provided by us to Jubilant. On December 22, 2020, it added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce the drug Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment the Company’s existing fill and finish capacity. If the Company is unable to place adequate acceptable purchase orders with Jubilant or Pii in the future at acceptable prices upon acceptable terms, it will need to find another manufacturer. The costs and availability of products and materials the Company would need for the production of Ampligen are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that the Company will be able to obtain such products and materials on terms acceptable to it or at all.

Currently, the Alferon N Injection manufacturing process is on hold and there is no definitive timetable to restart production. If the Company is unable to acquire FDA approvals related to the manufacturing process and/or final product of new Alferon N Injection inventory or contract with a CMO, its operations most likely will be materially and/or adversely affected. In light of these contingencies, there can be no assurances that the approved Alferon N Injection product will be returned to production on a timely basis, if at all, or that if and when it is again made commercially available, it will return to prior sales levels.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,805	$4,805	$—	$—
Marketable investments	$7,631	$7,631	$—	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$25,180	$25,180	$—	$—
Marketable investments	$7,137	$7,137	$—	$—

The Company’s cash balances are representative of their fair values as these balances are comprised of deposits available on demand. For certain instruments, including funds receivable from New Jersey net operating loss, accounts payable and accrued expenses, it was estimated that the carrying values approximated the fair value due to the short-term maturities of these instruments (Level 1).

The Company also has certain redeemable warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the redeemable warrants (“Redeemable Warrants”) related to the Company’s March 2019 common stock and warrant issuance, are calculated using a Monte Carlo Simulation (Level 3).

The Company recomputes the fair value of the Redeemable Warrants at the issuance date and the end of each quarterly reporting period. Such value computation includes subjective input assumptions that are consistently applied each period. If the Company were to alter its assumptions or the numbers input based on such assumptions, the resulting fair value could be materially different.

The Company utilized the following assumptions to estimate the fair value of the March 2019 Warrants:

	December 31,	December 31,
	2023	2022
Underlying price per share	$0.44	$0.31
Exercise price per share	$8.80	$8.80
Risk-free interest rate	5.47%	4.67%
Expected holding period	.19	1.19
Expected volatility	80%	70%
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. Expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. The possibility of the occurrence of a Fundamental Transaction triggering a Put right is extremely remote. As discussed above, a Put right would only arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is highly unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	Available capital for a potential buyer in a cash transaction continues to be limited.
5.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

While the assumptions remain consistent from period to period (e.g., utilizing historical stock prices), the numbers input change from period to period (e.g., the actual historical prices input for the relevant period). The carrying amount and estimated fair value of the above Warrants was approximately $0 at December 31, 2023 and 2022.

(16) Contingencies

Because litigation is inherently unpredictable, assessing contingencies related to litigation is a complex process involving highly subjective judgment about potential outcomes of future events. When evaluating litigation contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of the Company’s potential liability or financial exposure. Accordingly, the Company reviews the adequacy of accruals and disclosures each quarter in consultation with legal counsel, and it assesses the probability and range of possible losses associated with contingencies for potential accrual in the condensed consolidated financial statements. However, the ultimate resolution of litigated claims may differ from the Company current estimates.

In the normal course of business, there are various claims in process, matters in litigation, and other contingencies, certain of which are covered by insurance policies. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. We do not record liabilities for reasonably possible loss contingencies but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. Historically, adjustments to our estimates have not been material. While it is not possible to predict the outcome of these suits, legal proceedings, and claims with certainty, management is of the opinion that adequate provision for potential losses associated with these matters has been made in the financial statements and that the ultimate resolution of any one of these matters will not have a material adverse effect on the Company’s financial position and results of operations. A significant increase in the number of these claims, or one or more successful claims resulting in greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows.

(17) Subsequent Events

On February 16, 2024, the Company entered into a Note Purchase Agreement with an unrelated party raising $2,500,000 in net proceeds from the sale of an unsecured promissory Note.

On March 28, 2024, the Company entered into a purchase agreement and a registration rights agreement with an unrelated party, pursuant to which this party committed to purchase up to $15,000,000 of common stock of the Company for a period of 24 months from the date of the agreement.

In March 2024, the Company sold 204,547 and 38,462 shares of its common stock at prices of $0.33 and $0.39 per share, respectively, under the Employees and Directors Purchase Plan.

