Form 10-Q
period 2024-03-31
AIM ImmunoTech Inc.
filed 2024-05-15
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

51,281,437 shares of common stock were outstanding, and no shares of series B preferred stock were outstanding as of May 13, 2024.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited March 31, 2024 and Audited December 31, 2023)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,295	$5,439
Marketable investments	7,647	7,631
Funds receivable from New Jersey net operating loss and Other Receivables	—	1,184
Prepaid expenses and other current assets	364	302
Total current assets	11,306	14,556
Property and equipment, net	118	127
Right of use asset, net	763	697
Patent and trademark rights, net	2,314	2,313
Other assets	1,688	1,688
Total assets	$16,189	$19,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,567	$6,443
Accrued expenses	1,446	1,986
Current portion of operating lease liability	240	223
Current portion of note payable, net	1,623	—
Total current liabilities	9,876	8,652
Long-term liabilities:
Operating lease liability	537	495
Note payable, net	950	—
Total liabilities	11,363	9,147
Commitments and contingencies (Notes 9, 10 and 14)

Stockholders’ equity:
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of March 31, 2024, and December 31, 2023, respectively; issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; 689 and 689 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	689	689
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 50,251,933 and 49,102,484 as of March 31, 2024 and December 31, 2023, respectively	50	49
Additional paid-in capital	419,412	419,004
Accumulated deficit	(415,325)	(409,508)
Total stockholders’ equity	4,826	10,234
Total liabilities and stockholders’ equity	$16,189	$19,381

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2024	2023
Revenues:
Clinical treatment programs – US	$40	$49
Total Revenues	40	49
Costs and Expenses:
Production costs	8	—
Research and development	1,951	2,052
General and administrative	3,815	2,292
Total Costs and Expenses	5,774	4,344
Operating loss	(5,734)	(4,295)
Gain (Loss) on investments	(92)	203
Interest and other income	81	199
Interest Expense and Other Finance Costs	(72)	—
(Loss) on sale of assets	—	(23)
Gain from sale of income tax operating losses	—	255
Net Loss	$(5,817)	$(3,661)
Basic and diluted loss per share	$(0.12)	$(0.08)
Weighted average shares outstanding basic and diluted	49,458,023	48,399,950

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands except share data)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2023	689	49,102,484	$49	$419,004	$—	$(409,508)	$10,234
Shares issued for:
Common Stock issuance, net of costs	—	807,577	1	328	—	—	329
Cashless Exercise of Warrants	—	3,272	—	—	—	—	—
Equity based compensation	—	—	—	80	—	—	80
Series B preferred shares converted to common	—	—	—	—	—	—	—
Committed Shares	—	338,600	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—	(5,817)	(5,817)
Balance March 31, 2024	689	50,251,933	$50	$419,412	$—	$(415,325)	$4,826

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2022	696	48,084,287	$48	$418,270	$—	$(380,546)	$38,468
Shares issued for:
Common Stock issuance, net of costs	—	322,583	—	100	—	—	100
Equity based compensation	—	—	—	82	—	—	82
Series B preferred shares converted to common	(4)	456	—	4	—	—	—
Net comprehensive loss	—	—	—	—	—	(3,661)	(3,661)
Balance March 31, 2023	692	48,407,326	$48	$418,456	$—	$(384,207)	$34,989

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(in thousands)

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(5,817)	$(3,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	9	11
Amortization of patent, trademark rights	49	36
Amortization of Debt Discount and Other Expenses	73	—
Non-cash lease expense	(67)	37
Gain from sale of income tax operating losses	—	(255)
Equity-based compensation	80	82
Loss (gain) on sale of marketable investments	92	(203)
Change in assets and liabilities:
Funds receivable from New Jersey net operating loss	1,184	—
Prepaid expenses and other current assets and other non-current assets	(62)	(180)
Lease liability	60	(23)
Accounts payable	124	586
Accrued expenses	(540)	(110)
Net cash used in operating activities	(4,815)	(3,680)
Cash flows from investing activities:
Proceeds from sale of marketable investments	50	598
Purchase of marketable investments	(158)	(712)
(Purchase) abandonment of patent and trademark rights	(50)	7
Proceeds from sales of property and equipment	—	29
Net cash used in investing activities	(158)	(78)
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	329	100
Proceeds from note payable, net of issuance costs	2,500	—
Net cash provided by financing activities	2,829	100
Net decrease in cash and cash equivalents	(2,144)	(3,658)
Cash and cash equivalents at beginning of period	5,439	27,053
Cash and cash equivalents at end of period	$3,295	$23,395
Supplemental disclosures of non-cash investing and financing cash flow information:
Conversion of Series B preferred	$—	4

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2023, and 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 29, 2024.

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

Note 2: Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. At various times throughout the three months ended March 31, 2024, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Note 3: Marketable Investments

Marketable investments consist of mutual funds. At March 31, 2024 and December 31, 2023, it was determined that none of the marketable investments had an other-than-temporary impairment. At March 31, 2024 and December 31, 2023, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 7: Fair Value). At March 31, 2024, and December 31, 2023 the Company held $7,647,000 and $7,631,000, respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of:

	March 31, 2024 (in thousands)
Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,647	$7,647
Totals	$7,647	$7,647

Securities	March 31, 2024 (in thousands)
Net gains and losses recognized during the period on equity securities	$(92)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(20)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$(72)

Mutual Funds classified as available for sale consisted of:

	December 31, 2023 (in thousands)
Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,631	$7,631
Totals	$7,631	$7,631

Securities	March 31, 2023 (in thousands)
Net losses recognized during the period on equity securities	$290
Less: Net gains and losses recognized during the period on equity securities sold during the period	(87)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$203

Note 4: Property and Equipment, net

	(in thousands)
	March 31, 2024	December 31, 2023
Furniture, fixtures, and equipment	$1,448	$1,448
Less: accumulated depreciation	(1,330)	(1,321)
Property and equipment, net	$118	$127

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the three months ending March 31, 2024 and March 31, 2023 was $9,000 and $11,000, respectively.

Note 5: Patents and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$2,995	$(794)	$2,201	$2,947	$(750)	$2,197
Trademarks	231	(118)	113	229	(113)	116
Net amortizable patents and trademarks rights	$3,226	$(912)	$2,314	$3,176	$(863)	$2,313

December 31, 2023	$2,313
Acquisitions	50
Abandonments	—
Amortization	(49)
March 31, 2024	$2,314

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over an estimated useful life of 17 years for patents and 10 years for trademarks. The weighted remaining average amortization period is approximately 12 years for patents and 7 years for trademarks, respectively. The company expenses annuity costs related to its trademarks and patents.

Amortization of patents and trademarks for each of the next five years and thereafter is as follows:

Year Ending December 31,
2024	$186
2025	237
2026	235
2027	212
2028	193
Thereafter	1,251
Total	$2,314

Note 6: Leases

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

At March 31, 2024 and December 31, 2023, the balance of the right of use assets was $763,000 and $697,000, respectively, and the corresponding operating lease liability balance was $777,000 and $718,000, respectively. Right of use assets are recorded net of accumulated amortization of $296,000 and $363,000 as of March 31, 2024 and December 31, 2023, respectively.

AIM recognized rent expense associated with these leases are follows:

	(in thousands)
	March 31, 2024	March 31, 2023
Lease costs:
Operating lease costs	$74	$68
Short-term and variable lease costs	49	19

Total lease costs	$123	$87
Classification of lease costs
Research & development	$101	$19
General and administrative	22	68

Total lease costs	$123	$87

The Company’s leases have remaining lease terms between 11 and 40 months. As of March 31, 2024, the weighted-average remaining term was 39 months. At December 31, 2023, the weighted-average remaining term was 41 months. The Company’s weighted average incremental borrowing rate for its leases was 10% at March 31, 2024 and December 31, 2023.

Future minimum payments as of March 31, 2024, are as follows:

Year Ending December 31, (in thousands)
2024	$229
2025	273
2026	244
2027	159
Thereafter	—
Less imputed interest	(128)
Total	$777

Note 7: Fair Value

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. AIM categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2024, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,478	$1,478	$—	$—
Marketable investments	$7,647	$7,647	$—	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,805	$4,805	$—	$—
Marketable investments	$7,631	$7,631	$—	$—

The Company’s cash balances are representative of their fair values as these balances are comprised of deposits available on demand. For certain instruments, including funds receivable from New Jersey net operating loss, accounts payable and accrued expenses, it was estimated that the carrying values approximated the fair value due to the short-term maturities of these instruments (Level 1).

The Company also had certain redeemable warrants in the Rights Offering with a cash settlement feature in the occurrence of a Fundamental Transaction. No Fundamental Transaction occurred. During the first quarter 2024, 205,000 of these Warrants converted on a cashless basis and the balance expired.

Note 8: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2024	December 31, 2023
Compensation	$451	$414
Professional fees	881	1,352
Clinical trial expenses	103	184
Other expenses	11	36
	$1,446	$1,986

Note 9: Unsecured Promissory Note

On February 16, 2024, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville”or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2,500,000 in exchange for an unsecured promissory Note with an Original Issue Discount of $781,250. The Company will pay $3,301,250 consisting of the principal amount of the Note, together with the original issue discount and $20,000 of lender transaction fees, no later than February 16, 2026. The stated interest rate of the note is 10%.

The following table summarizes our debt at March 31, 2024 and December 31, 2023:

(in thousands)

	March 31, 2024	December 31, 2023
Long-term debt	$3,330	$-
Unamortized Original issue discount	(738)	-
Unamortized Financing fees	(19)	-
	2,573	-
Less current portion of long-term debt, net (1)	(1,623)	-

Long-term debt (2)	$950	$-

Interest costs expensed and capitalized related to long-term debt were as follows:

(in thousands)

	March 31, 2024	December 31, 2023
Interest expense	$29	$-
Interest capitalized	-	-

Total	$29	$-

Amortization expenses related to long-term debt were as follows:

(in thousands)

	March 31, 2024	December 31, 2023
Original issue discount	$43	$-
Loan fee amortization	1	-

	$44	$-

Future maturities of long-term debt as of March 31, 2024 were as follows:

(in thousands)

Fiscal years ending December 31:

2024	$1,250
2025	2,080

Total	$3,330

(1)	Current portion of long-term debt of approximately $2,000,000 is net of the current portion of debt discount of approximately $367,000 and the current portion of debt origination costs of approximately $10,000 as of March 31, 2024.

(2)	Long-term portion of debt of approximately $1,330,000 is net of the long-term portion of debt discount of approximately $371,000 and the unamortized debt origination costs of approximately $9,000 as of March 31, 2024.

The agreement allows the Lender to redeem up to $250,000 per calendar month beginning in August 2024, upon providing written notice to Borrower. The Note further contains triggering events which can be remedied by the Lender requiring the Borrower to correct the triggering event, increasing the outstanding balance by applying the triggering effect, or making the Note immediately due and payable.

Note 10: Equity Purchase Agreement

On March 28, 2024, the Company entered into a purchase agreement and a registration rights agreement (collectively, the “Atlas Agreements”) with Atlas Sciences, LLC (“Atlas”), pursuant to which Atlas committed to purchase up to $15,000,000 of common stock of the Company for a period of 24 months from the date of the agreement.

Under the terms of the agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the agreement are limited to a daily maximum of the lessor of: $500,000, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the agreement. As of March 31, 2024, no sales or purchases had been made pursuant to this agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 9,975,000 shares for resale pursuant to the Atlas Agreements, consisting of 9,636,400 shares that can be sold by the Company to Atlas and 338,600 shares that were issued to Atlas as Commitment Shares.

Note 11: Stockholders’ Equity

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

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. As of March 31, 2024, there were no Series A Junior Participating Preferred Stock outstanding.

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

Pursuant to a registration statement relating to a rights offering (the “Rights Offering”) declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and redeemable warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The redeemable warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. During the three months ended March 31, 2024, no shares of Series B Convertible Preferred Stock were converted into common stock.

At March 31, 2024 and December 31, 2023, the Company had 689 shares of Series B Convertible Preferred Stock outstanding. Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividend actually paid on shares of Common Stock when as and if such dividends are paid on shares of the Common Stock. Each such Preferred Share is convertible into 114 shares of common stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus of the Company the same amount that a holder of Common Stock would receive if the Preferred Stock was fully converted. The Series B Convertible Preferred Stock does not carry voting Rights. Subsequent to March 31, 2024, 689 shares of Series B Convertible Preferred Stock expired, and none were converted prior to expiration.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of March 31, 2024 and December 31, 2023, there were 50,251,933 and 49,102,484 shares of Common Stock issued and outstanding, respectively.

Employee Stock Purchase Plan (Not equity compensation)

On July 7, 2020, the Board approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price (including subsequent plans, the “Employee Stock Purchase Plan”). Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. The Company created successive new plans following the expiration of the July 7, 2020 plan. The latest plan was approved by the Board on May 10, 2024 and expires in July 2024.

During the three months ended March 31, 2024, the Company issued a total of 243,009 shares of its Common Stock at a price ranging from $0.33 to $0.39 for total proceeds of approximately $82,500 as part of the employee stock purchase plan.

During the three months ended March 31, 2023, the Company issued a total of 322,583 shares of its Common Stock at a price of $0.31 for total proceeds of approximately $100,000 as part of the employee stock purchase plan.

Warrants (Rights offering)

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 1,740,550 shares of Common Stock; (ii) pre-funded warrants exercisable for 7,148,310 shares of Common Stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 8,888,860 shares of Common Stock (the “Warrants”). In conjunction with the Offering, we issued a Representative’s Warrant to purchase up to an aggregate of 266,665 shares of common stock (the “Representative’s Warrant”). The shares of Common Stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of Common Stock represents the right to purchase one share of Common Stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding Common Stock immediately following the consummation of the Offering, in lieu of shares of Common Stock. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the year ended December 31, 2020, 1,870,000 of the Pre-funded Warrants were exercised and 8,873,960 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 266,665 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification. During the three months ended March 31, 2024, 205,000 Warrants were exercised, and 5,830,028 Warrants expired unexercised. During the three months ended March 31, 2023, there were no Warrants exercised. As of March 31, 2024 and December 31, 2023 there were 15,000 and 152,160 post split Warrants outstanding, respectively.

Equity Distribution Agreement

On April 19, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $8,500 000 through Maxim, as agent (the “Offering”). Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the EDA, Maxim will be entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. For the three months ended March 31, 2024, the Company sold 564,568 shares under the EDA for total gross proceeds of approximately $253,870, which includes a 3.0% fee to Maxim of $7,616. During the year ended December 31, 2023, the Company sold 598,114 shares under the EDA for total gross proceeds of approximately $344,000, which includes a 3.0% fee to Maxim of $10,326. Subsequent to March 31, 2024, the Company sold 730,110 shares under the EDA for total gross proceeds of $372,223, which includes a 3.0% fee to Maxim of $11,167.

Rights Plan

On May 12, 2023, the Company amended and restated its November 14, 2017 Rights Plan with American Stock Transfer & Trust Company as Rights Agent (the “Rights Plan”).

Note 12: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 3,386,789 and 2,522,390, are excluded from the calculation of diluted net loss per share for the three months ended March 31, 2024, and 2023, respectively, since their effect is antidilutive due to the net losses recorded for the periods.

Note 13: Equity-Based Compensation

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of Common Stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. When the plan was amended and restated, an additional 250,000 shares were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). On August 3, 2020 and July 1, 2021, 2022 and 2023, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan increased by 979,311shares , 956,660 shares, 960,976 shares and 968,389 shares, respectively. As a result of the 2018 Plan Evergreen Provisions, a maximum of 10,865,336 shares of Common Stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of January 1, 2024. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. During the fiscal year ending December 31, 2018 the Board of Directors (the “Board”) issued 1,189,284 options to each employee, the officers and directors at the exercise price of $9.68 expiring in 10 years. During the fiscal year ending December 31, 2019, 1,727,756 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2020, 1,025,000 options were issued to each of these officers and directors with an exercise price range of $2.77 to $3.07 for a period of ten years with a vesting period of one year During the fiscal year ending December 31, 2021, 613,512 options were issued to officers, directors and consultants with an exercise price range of $1.11 to $1.71 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2022, 850,000 options were issued to officers, directors and consultants with an exercise price range of $0.31 to $0.71 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2023, 400,000 options were issued to officers with an exercise price range of $0.47 for a period of ten years with a vesting period of one year. During the three months ended March 31, 2024 there were no options issued.

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the three months ended March 31, 2023 and 2024, there were no options granted.

Stock options activity during the three months ended March 31, 2024, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2024	2,408,438	$2.50	8.70	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding March 31, 2024	2,408,438	$2.50	8.70	$—
Vested and expected to vest March 31, 2024	2,141,772	$1.83	6.89	$—
Exercisable March 31, 2024	2,141,772	$1.83	6.89	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2024	366,666	$2.13	12.44	$—
Granted	—	—	—	—
Expired	—	—	—	—
Vested	(100,000)	0.47	6.89	—
Unvested March 31, 2024	266,666	$2.75	14.52	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2024	885,055	$2.02	9.23	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding March 31, 2024	885,055	$2.02	9.23	$—
Vested and expected to vest March 31, 2024	640,055	$2.27	10.04	$—
Exercisable March 31, 2024	640,055	$2.27	10.04	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2024	335,001	$1.83	10.70	$—
Granted	—	—	—	—
Expired	—	—	—	—
Vested	(90,000)	0.46	9.47	—
Unvested March 31, 2024	245,001	$2.33	11.15	$—

Stock-based compensation expense was approximately $80,000 and $82,000 for the three months ended March 31, 2024 and 2023, resulting in a decrease in general and administrative expenses, respectively.

As of March 31, 2024, and 2023, respectively, there was approximately $214,000 and $134,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 14: Research, Consulting and Supply Agreements

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

During the three months ended March 31, 2024, research and development expenses were comprised of: clinical studies ($948,000), manufacturing and engineering ($246,000), quality control ($550,000) and regulatory ($207,000).

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the three months ended March 31, 2024.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the three months ended March 31, 2024 and 2023, the Company incurred approximately $521,000 and $455,000, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8,400,000. This estimate includes pass-through costs of approximately $1,000,000 and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

○	During the three months ended March 31, 2024, the Company incurred approximately $86,000 related to this agreement.

○	During the three months ended March 31, 2023, the Company incurred approximately $174,000 related to this agreement.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6,400,000, which includes pass through costs of approximately $125,000, investigator costs estimated at about $4,400,000, and excludes certain other third-party costs and escalations. During 2023, the original work order increased to approximately $6,600,000 for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. This study was completed in 2023, although certain activities are still ongoing.

○	During the three months ended March 31, 2024, the Company incurred approximately $435,000 related to this agreement.

○	During the three months ended March 31, 2023, the Company incurred approximately $281,000 related to this agreement.

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

○	During the three months ended March 31, 2024, the Company incurred approximately $1,000 related to this agreement.

○	During the three months ended March 31, 2023, the Company did not incur any expense related to this agreement.

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

○	During the three months ended March 31, 2024, the Company incurred approximately $129,000 related to this agreement.

○	During the three months ended March 31, 2023, the Company incurred approximately $357,000 related to this agreement.

Erasmus

In December 2022, the Company entered into a joint clinical study agreement with Erasmus University Medical Center Rotterdam to conduct a Phase II study: Combining anti-PD-L1 immune checkpoint inhibitor durvalumab with TLR-3 agonist rintatolimod in patients with metastatic pancreatic ductal adenocarcinoma for therapy efficacy. This is a study in collaboration with AstraZeneca. AIM’s limited responsibilities are limited to providing Ampligen. Additionally, in April 2023 AIM agreed to provide to Erasmus MC an unrestricted grant of $200,000 for immune monitoring in pancreatic cancer patients.

○	During the three months ended March 31, 2024, the Company incurred approximately $4,000 related to this agreement.

○	During the three months ended March 31, 2023, the Company did not incur any expense related to this agreement.

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

○	During the three months ended March 31, 2024, the Company incurred approximately $90,000 related to this agreement.

○	During the three months ended March 31, 2023, the Company did not incur any expense related to this agreement.

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

○	During the three months ended March 31, 2024, the Company incurred approximately $10,000 of lab services from Alcami.

○	During the three months ended March 31, 2023, the Company incurred approximately $8,000 of lab services from Alcami.

Note 15: Recent Accounting Pronouncements

During the first quarter of 2024 accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 16: Subsequent Events

In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 9,975,000 shares for resale pursuant to the Atlas Agreements as of March 28, 2024, the Effective Date, consisting of 9,636,400 shares that can be sold by the Company to Atlas and 338,600 shares that were issued to Atlas as Commitment Shares. In May 2024, Put Notices were issued to Atlas, under the Equity Purchase Agreement, requiring Atlas to purchase a total of 206,800 shares pursuant to the agreement.

In April and May of 2024, the Company sold 730,110 shares under the EDA for total gross proceeds of $372,223, which includes a 3.0% fee to Maxim of $11,167.

In April 2024, 689 shares of Series B Convertible Preferred Stock expired and none were converted prior to expiration.

Deferred 2023 bonuses of $500,000 were paid in May 2024 to Thomas Equels for $350,000 and Peter Rodino for $150,000.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact, included or incorporated herein regarding our strategy, future operations, financial position, future revenues, projected costs, plans, prospects and objectives are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements and their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2023: Part I; Item 1. “Business”, Part I; Item 1A. “Risk Factors”, Part I; Item 3. “Legal Proceedings”, and Part I; Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. Among other things, for those statements, we claim the protection of safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements set forth in this presentation speak only as of the date of this presentation. We do not undertake to update any of these forward-looking statements to reflect events or circumstances that occur after the date hereof. We are in various stages of seeking to determine whether Ampligen® will be effective in the treatment of multiple types of viral diseases, cancers, and immune-deficiency disorders and the presentation sets forth our current and anticipated future activities. These activities are subject to change for a number of reasons. Significant additional testing and trials will be required to determine whether Ampligen® will be effective in the treatment of these conditions. Results obtained in animal models do not necessarily predict results in humans. Human clinical trials will be necessary to prove whether or not Ampligen® will be efficacious in humans. No assurance can be given as to whether current or planned clinical trials will be successful or yield favorable data and the trials are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the institutions sponsoring other trials. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. Among the studies are clinical trials that provide only preliminary data with a small number of subjects, and no assurance can be given that the findings in these studies will prove true or that the study or studies will yield favorable results. Some of the world’s largest pharmaceutical companies and medical institutions are working on a treatment for COVID-19. Even if Ampligen® proves effective in combating the virus, no assurance can be given that our actions toward proving this will be given first priority or that another treatment that eventually proves capable will not make our efforts ultimately unproductive, as multiple vaccines, and some treatments, are now available and major pharma companies are working to develop their own disease treatments. Some of the world’s largest pharmaceutical companies are also working on treatments and cures for different types of cancers. No assurance can be given that the use of Ampligen with these proposed treatments and cures will prove effective. No assurance can be given that future studies will not result in findings that are different from those reported in the studies referenced or incorporated by reference herein. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. In addition, many countries, including Argentina, are still dealing with COVID-19 outbreaks and have made that their primary focus. We believe that this may be delaying our commercialization of Ampligen® in Argentina until COVID-19 is more under control. We cannot assure that our potential foreign operations will not be adversely affected by these risks.

Our filings are available at www.aimimmuno.com. The information found on our website is not incorporated by reference into this Report and is included for reference purposes only.

We operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all risk factors and uncertainties, nor are we able to assess the impact of all of these risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

We are prioritizing activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. We intend that priority clinical work be conducted in trials authorized by the Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”), which trials support a potential future NDA. However, our antiviral experimentation is designed to accumulate additional preliminary data supporting their hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, we will conduct antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues.

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

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received IRB approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of March 31, 2024, there were 10 patients enrolled in this open-label, expanded access treatment protocol (including three patients with Post-COVID Conditions). To date, there have been eight such Post-COVID patients treated in the study. AIM previously reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures.

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

We cannot sell shares below the Minimum Price (as defined by the NYSE American) under the Purchase Agreement that would represent, in the aggregate, more than 19.99% of the outstanding shares on the date that the Purchase Agreement was executed. Before we could do that, we would need to obtain stockholder approval.

We have agreed with Atlas that we will not enter into any “variable rate” transactions with any third party for a period defined in the Purchase Agreement. Atlas has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

As consideration for Atlas’s irrevocable commitment to purchase shares upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we agreed to pay Atlas an initial commitment fee in shares equal to 1.0% of the Commitment Amount. The initial commitment fee was paid upon execution of the Purchase Agreement through the issuance of 338,600 shares of Common Stock.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty.

During any period where bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted or anticipated by or against us or any of our subsidiaries, and in the case of such a proceeding being involuntary or commenced against us, which is not dismissed within 60 days, we may not initiate any purchase of shares by Atlas.

The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties. The foregoing descriptions of the Agreements are qualified in their entirety by reference to the full text of these Agreements which were filed as exhibits 10.104 and 10.105 to our 2023 Annual Report on Form 10-K.

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

We have received approval of our NDA from ANMAT for the commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are currently working with GP Pharm on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, GP Pharm to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. AIM has supplied GP Pharm with the Ampligen required for testing and ANMAT release. This testing and approval process is ongoing due to ANMAT’s internal processes. Once final approval by ANMAT is obtained, GP Pharm will begin distributing Ampligen in Argentina. Argentina has experienced hyper-inflation and recently devalued its currency to the U.S. dollar by 50%. Contracts with GP Pharm are U.S. dollar contracts and the parties must evaluate the impact of the recent devaluation on its relationship.

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021, 2022 and 2023. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of March 31, 2024, there are 10 patients enrolled in this open-label expanded access treatment protocol. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

●	Pancreatic Cancer Trial - The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen versus a no treatment control group following FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. The AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In March 2022, the FDA granted clearance to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. The authorization to proceed with the Phase 2 pancreatic cancer clinical trial has been received with potential sites in the Netherlands at Erasmus MC, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC). The study is recruiting patients. (https://clinicaltrials.gov/ct2/show/NCT05494697).

●	Advanced Recurrent Ovarian Cancer

○	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study is planned to be conducted in the future. https://clinicaltrials.gov/ct2/show/NCT02432378

○	A Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. In April 2024, researchers released topline data that saw an Objective Response Rate (“ORR”) of 45% in platinum-sensitive subjects with recurrent ovarian cancer. ORR includes complete response (“CR”) and partial response (“PR”) to treatment. There was a total Clinical Benefit Rate (“CBR”) of 55% when including patients who experienced stable disease (“SD”). Researchers also reported a median Progression-Free Survival (“PFS”) of 7.8 months. Based on these results and other research suggesting a similar effect in other solid tumor types, AIM sees an Ampligen combination therapy as having potential across multiple types of cancers. Additional clinical studies are underway and planned in many of these types of tumors to further confirm these effects.” https://clinicaltrials.gov/ct2/show/NCT03734692

In March 2021, we were granted a patent by the Netherlands Patent Office with granted patent claims that include, but are not limited to, the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors (e.g. pembrolizumab, nivolumab). We believe that the above positive data makes this patent have heightened potential. Similar patents are pending in other countries.

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. https://www.clinicaltrials.gov/ct2/show/NCT03599453. The key findings announced in April 2022 included:

○	The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME).

○	Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME).

○	In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced.

○	Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021.

○	An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint https://clinicaltrials.gov/ct2/show/NCT03403634. The key findings announced in April 2022 included:

○	The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046).

○	Saw increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios.

○	The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment.

○	Median OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months.

○	No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. The study is temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and is currently performing the necessary experiments to replace Intron-A with a generic alpha-interferon. We expect this trial to resume in the near future. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - The objective of this Phase 1 study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy in patients with early-stage triple negative breast cancer. The now completed (as of September 2022) topline results from the study confirm the positive findings that were previously presented at the 2022 Society for Immunotherapy of Cancer (SITC) 37th Annual Meeting in a poster presentation titled Safety and efficacy of de-escalated neoadjuvant chemoimmunotherapy of triple negative breast cancer (TNBC) using chemokine-modulating regimen (rintatolimod, IFN-α2b, celecoxib). The primary endpoint of the study was safety and tolerability. The results demonstrated that treatment was well-tolerated with mostly grade 1 or 2 treatment-related adverse events (TRAEs) without dose-limiting toxicities (DLTs) or delayed or immune-related toxicities. DLT was defined as grade 3 or higher toxicities within the first 3 weeks. Secondary endpoints included pCR rate where 5/9 (56%) of patients attained pCR and 1 more patient attained ypTmic. Tumor and blood biomarkers were also analyzed in exploratory studies. https://clinicaltrials.gov/ct2/show/NCT04081389

●	Refractory Melanoma — Roswell Park Comprehensive Cancer Center (“Roswell Park”), in a clinical trial fully funded by the National Cancer Institute (NCI), has commenced patient enrollment in its Phase 2 study in subjects with primary PD-1/PD-L1 resistant melanoma. The Phase 2 study will evaluate type-1 polarized dendritic cell (αDC1) vaccine in combination with tumor-selective chemokine modulation (“CKM”) comprised of Interferon alpha 2b, Ampligen (rintatolimod) and Celecoxib. Up to 24 patients are to be enrolled. The study was temporarily suspended due to the Merck discontinuation of Intron-A production but has since resumed recruitment (See: https://www.clinicaltrials.gov/show/NCT04093323).

●	Metastatic or Unresectable Triple Negative Breast Cancer – This phase ½a trial tests the safety, side effects, and best dose of chemokine modulation therapy (CKM) (rintatolimod, celecoxib, and interferon alpha 2b) in combination with pembrolizumab for the treatment of patients with triple negative breast cancer that has spread from where it first started (primary site) to other places in the body (metastatic) or that cannot be removed by surgery (unresectable). The study is recruiting subjects.

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

In January 2023, we entered into an external sponsored collaborative clinical research agreement with Erasmus MC and AstraZeneca. Under the agreement, Erasmus MC is planning to perform an investigator-initiated clinical study, entitled “Combining anti-PD-L1 immune checkpoint inhibitor durvalumab with TLR-3 agonist rintatolimod in patients with metastatic pancreatic ductal adenocarcinoma for therapy effect. DURIPANC Study,” in which it will use study drugs provided by both AstraZeneca and us. In June 2023 we received the required approvals from the Central Committee on Research Involving Human Subjects, which is the Competent Authority for the review of clinical trials in the Netherlands, and the Medical Ethics Review Committee Erasmus MC, which is the governing ethics board. The study is open and is recruiting subjects.

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

Alferon N Injection®

Alferon N Injection is the registered trademark for our injectable formulation of natural alpha interferon. Alferon N Injection is the only natural-source, multi-species alpha interferon currently approved for sale in the United States and Argentina for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Alferon N Injection is also approved in Argentina for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferons. Argentina has experienced hyper-inflation and recently devalued its currency to the U.S. dollar by 50%. Contracts with GP Pharm are U.S. dollar contracts and the parties must evaluate the impact of the recent devaluation on its relationship. Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”). According to the CDC, HPV is the most common sexually transmitted infection, with approximately 79 million Americans — most in their late teens and early 20s — infected with HPV. In fact, the CDC states that “HPV is so common that nearly all sexually active men and women get the virus at some point in their lives.” Although they do not usually result in death, genital warts commonly recur, causing significant morbidity and entail substantial health care costs.

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

MARKETING/DISTRIBUTION

In May 2016, we entered into a five-year, exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries (See “Our Products; Ampligen” above). The GP Pharm contract was extended in May 2021, and will now end on May 24, 2024. In August 2021, ANMAT granted a five-year extension to a previous approval to sell and distribute Ampligen to treat severe CFS in Argentina. This extends the approval until 2026.

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

Each participant immediately vests in his or her deferred salary contributions as well as the Company’s safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the three months ending March 31, 2024 we made approximately $43,800 in contributions, and for the year ending December 31, 2023 approximately $162,000 in contributions were made.

New Accounting Pronouncements

See “Note 15: Recent Accounting Pronouncements”.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

RESULTS OF OPERATIONS

Three months ended March 31, 2024 versus three months ended March 31, 2023

Net Loss

Our net loss was approximately $5,817,000 and $3,661,000 for the three months ended March 31, 2024, and 2023, respectively, representing an increase in loss of approximately $2,156,000 or 59%. This increase in loss was primarily due to the following:

●	a decrease in gain from sale of Income tax operating loss of $255,000; and
●	a decrease in revenue of $9,000; and
●	a decrease in interest and other income of 118,000; and
●	an increase in loss on investments, net of $295,000; and
●	an increase in general and administrative expenses of $1,523,000; and
●	an increase in interest expense of $72,000; and
●	an increase in production costs of $8,000; offset by
●	a decrease in loss on sale of fixed assets of $23,000; and
●	a decrease in research and development expenses of $101,000.

Net loss per share was $ (0.12) and $(0.08) for the three months ended March 31, 2024, and 2023, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2024, was 49,458,023 as compared to 48,399,950 as of March 31, 2023.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $40,000 and $49,000 for the three months ended March 31, 2024, and 2023, respectively, representing a decrease of $9,000 which is primarily related to the fluctuation of patient participation.

For the three months ended March 31, 2024 and 2023, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Gain (loss) on Investments, net

Gain (loss) on investments for the three months ended March 31, 2024, and 2023 was approximately $(92,000) and $203,000, respectively, reflecting an increase in the loss on investments of approximately ($295,000). The increase in loss was due to the change in the fair value of equity investments.

Production Costs

Production costs were approximately $8,000 and $0, respectively, for the three months ended March 31, 2024, and 2023, representing an increase of $8,000 in production costs in the current period. The increase was due primarily to the sale of the New Brunswick facility and there was no production for the three months ended March 31, 2023 whereas there was production costs in the three months ended March 31, 2024.

Gain (loss) from sale of income tax operating loss

The quarterly income tax benefit for the three months ended March 31, 2024, was $0 compared to a gain of $255,000 for the three months ended March 31, 2023. This was due to the lifetime limit of $20,000,000 for the sale of the New Jersey NOL being reached and therefore no tax provision was calculated in 2024.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2024, were approximately $1,951,000, as compared to $2,052,000 for the same period a year ago, reflecting a decrease of approximately $101,000. The primary reason for the decrease in R&D costs was a decrease in outside contractors of $229,000, as well a decrease in clinical expenses of $63,000 offset by an increase in consultant fees of $112,000, salaries of $61,000, manufacturing expenses of $9,000, and insurance of $9,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2024, and 2023, were approximately $3,815,000 and $2,292,000, respectively, reflecting an increase of approximately $1,523,000. The increase in G&A expenses during the current period was due primarily to an increase in legal professional fees of $1,571,000.

Interest Expenses

Interest expenses for the three months ended March 31, 2024 was approximately $72,000 and there was no interest expense for the three months ended March 31, 2023. The increase in interest expense in the current period was due to the interest expense incurred related to the Note Purchase Agreement entered into on February 16, 2024 with Streeterville.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2024, was approximately $4,815,000 compared to approximately $3,680,000 for the same period in 2023, an increase of $1,135,000. The primary reasons for this increase in cash used in operations in 2024 was an increased net loss during the three months of $2,156,000, a decrease in gain from sale of income tax operating losses of $255,000 as well as in increase in loss on marketable investments of $295,000 which was partially offset by an increase of accrued expenses of $430,000, a decrease in accounting payable of 462,000, an increase in funds received from the 2023 sale of New Jersey net operating loss and received in 2024 of $1,184,000 and a decrease in prepaid expense of $118,000.

Cash used in investing activities for the three months ended March 31, 2024, was approximately $158,000 compared to cash used in investing activities in 2023 of approximately $78,000, representing a change of $80,000. The primary reason for the change during the current period is the net purchase and sale of marketable investments activity of $108,000 compared to $114,000 for the same period in 2023, the loss on sale of property and equipment of $0 in the current period in 2024, compared with $29,000 in the same period in 2023 as well as the purchase of patents in the current period in 2024 of $50,000 compared with the abandonment of patents in the same period in 2023 of $7,000.

Cash provided by financing activities for the three months ended March 31, 2024, was approximately $2,829,000 compared to approximately $100,000 for the same period in 2023, representing an increase of $2,729,000. The primary reason for this increase was the receipt of $2,500,000 in net proceeds from the notes payable, net of issuance cost as well as an increase in the sale of shares in the current period in 2024 of $329,000 compared to $100,000 in the same period in 2023.

As of March 31, 2024, we had approximately $10,942,000 in cash, cash equivalents and marketable investments, inclusive of approximately $7,647,000 in marketable investments, representing an increase of approximately $2,128,000 from December 31, 2023.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. In this regard, in February 2022, the SEC declared our new S-3 shelf Registration Statement effective which will allow us to raise additional capital in the future. On April 19, 2023, we entered into an Equity Distribution Agreement (the “EDA”), with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the Distribution Agreement, Maxim is entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of Shares sold under the EDA. For the three months ended March 31, 2024, we sold 564,568 shares under the EDA for total gross proceeds of approximately $253,870, which includes a 3.0% fee to Maxim of $7,616. During the year ended December 31, 2023, we sold 598,114 shares under the EDA for total gross proceeds of approximately $344,000, which includes a 3.0% fee to Maxim of $10,326. Subsequent to the three months ended March 31, 2024, we sold 730,110 shares under the EDA for total gross proceeds of $372,223, which includes a 3.0% fee to Maxim of $11,167. We hope to raise additional funds through the EDA. In addition, we raised $2,500,000 in net proceeds from the sale of an unsecured Note and entered into an equity line of credit to raise up to 15.000,000 (see Overview; The Atlas Equity Line of Credit above). No assurance can be given as to the amount of funds that could be raised or the potential dilution to current stockholders. If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. There can be no assurances that, if needed, we will be able to raise adequate funds from the EDA or otherwise, or enter into licensing, partnering or other arrangements to advance our business goals. We may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. See Part I, Item 1A - “Risk Factors; We may require additional financing which may not be available” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of March 31, 2024, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2024, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Please see Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2023.

Since the filing of the 2023, Form 10-K:

AIM Immunotech, Inc. v. Tudor, et al., in the United States District Court for the Middle District of Florida, Ocala Division, Case No. 5:2022cv00323. On April 22, 2024, the District Court issued an order granting-in-part Lautz and Jorgl’s Rule 59(e) and Rule 11 motions, respectively. According to the District Court, when we filed our Amended Complaint, there was “no reasonable factual basis for [our] 13b claim against Lautz,” in light of his deposition testimony disclaiming ongoing participation in the group’s proxy fight. Furthermore, the District Court sanctioned us and our counsel, concluding that our argument regarding Jorgl’s voluntary cessation, and potential ongoing ownership, “was objectively frivolous and advanced for an improper argument” in light of Jorgl’s affidavit and redacted stock transfer form. The District Court limited Rule 11 sanctions to Jorgl’s reasonable attorneys’ fees and costs incurred after March 28, 2023 and ordered further briefing on fee applications and an appropriate PSLRA sanction, with Jorgl and Lautz’s initial briefs due on May 7, 2024. On April 29, 2024, Jorgl filed an unopposed motion to extend his filing deadline to May 17, 2024. We dispute the Court’s order and we are considering whether to appeal. We believe, but cannot assure, that the potential liability is approximately, $200,000.

Kellner v. AIM ImmunoTech Inc. et al., in the Supreme Court of the State of Delaware, Case No. 3, 2024. On January 16, 2024, the Delaware Supreme Court granted-in-part Kellner’s motion to expedite and scheduled oral argument before the en banc Delaware Supreme Court for April 10, 2024.

During briefing on Kellner’s appeal and our cross-appeal, the Chamber of Commerce of the United States of America (the “Chamber”) sought leave on February 23, 2024 to file an amicus brief in support of us. In its proposed amicus brief, the Chamber, emphasizing the importance and ubiquity of advanced notice bylaws, explained that the Delaware Court of Chancery conflated the standards for as-applied and facial challenges, and also improperly applied heightened scrutiny in a way that would invite excessive future challenges to legitimate advanced notice bylaws. In opposing the Chamber’s motion for leave to file an amicus brief on March 4, 2024, Kellner questioned both the relevance and novelty of the Chamber’s arguments, while also attacking the Chamber’s independence. The Delaware Supreme Court granted the Chamber’s motion in a March 18, 2024 summary order. On April 10, 2024, the en banc Delaware Supreme Court heard oral argument from AIM and Kellner in this matter and took the matter under consideration.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2023, which could materially affect our business, financial condition, or future results. The risks described in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

Deferred 2023 bonuses of $500,000 were paid in May 2024 to Thomas Equels for $350,000 and Peter Rodino for $150,000.

ITEM 6: Exhibits

(i)	Exhibits - See exhibit index below.
(ii)

Exhibit No.	Description
3.1	Certificate of Increase of Series A Junior Participating Preferred Stock. (incorporated by reference to exhibit 3.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the year ended March 31, 2023).

4.1	Third Amended and Restated Rights Agreement, dated May 12, 2023 between AIM ImmunoTech Inc. (formerly, Hemispherx Biopharma, Inc.) and American Stock Transfer & Trust Company, LLC. (incorporated by reference to exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed May 15, 2023).

10.1	February 16, 2024 Note Purchase Agreement with Streeterville Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed February 20, 2024).

10.2	February 16, 2024 Promissory Note with Streeterville Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed February 20, 2024).

10.3	Atlas Equity Purchase Agreement (incorporated by reference to Exhibit 10.104 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2023).

10.4	Atlas Registration Rights Agreement (incorporated by reference to Exhibit 10.104 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2023).

10.5	October 4, 2023 Lease extension for Riverton office (incorporated by reference to Exhibit 10.106 to the Company’s Registration Statement on Form S-1 (No. 333-278839) filed April 19, 2024).

10.6	March 15, 2024 Addendum 1 to Lease for Ocala office (incorporated by reference to Exhibit 10.107 to the Company’s Registration Statement on Form S-1 (No. 333-278839) filed April 19, 2024).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: May 15, 2024

