Form 10-Q
period 2024-06-30
AIM ImmunoTech Inc.
filed 2024-08-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

57,136,680 shares of common stock were outstanding, and no shares of series B preferred stock were outstanding as of August 12, 2024.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited June 30, 2024 and Audited December 31, 2023)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,554	$5,439
Marketable securities	6,507	7,631
Funds receivable from New Jersey net operating loss	—	1,184
Prepaid expenses and other current assets	300	302
Total current assets	10,361	14,556
Property and equipment, net	109	127
Right of use asset, net	700	697
Patent and trademark rights, net	2,491	2,313
Other assets	2,054	1,688
Total assets	$15,715	$19,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,455	$6,443
Accrued expenses	799	1,986
Current portion of operating lease liability	234	223
Current portion of note payable, net	2,354	—
Total current liabilities	8,842	8,652
Long-term liabilities:
Operating lease liability	488	495
Note payable, net	283	—
Total liabilities	9,613	9,147
Commitments and contingencies (Notes 12 and 13)

Stockholders’ equity:
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of June 30, 2024, and December 31, 2023, respectively: issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; no issued and outstanding as of June 30, 2024 and 689 issued and outstanding as December 31, 2023	—	689
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 57,136,680 and 49,102,484 as of June 30, 2024 and December 31, 2023, respectively	57	49
Additional paid-in capital	423,206	419,004
Accumulated deficit	(417,161)	(409,508)
Total stockholders’ equity	6,102	10,234
Total liabilities and stockholders’ equity	$15,715	$19,381

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenues:
Clinical treatment programs - US	$50	$42	$90	$91
Total Revenues	50	42	90	91
Costs and Expenses:
Production costs	8	—	16	—
Research and development	1,145	2,953	3,096	5,005
General and administrative	2,591	2,550	6,406	4,841
Total Costs and Expenses	3,744	5,503	9,518	9,846
Operating loss	(3,694)	(5,461)	(9,428)	(9,755)
Gain (Loss) on investments	(85)	(94)	(177)	109
Interest and other income	2,580	318	2,661	517
Interest expense and other finance costs	(179)	—	(251)	—
(Loss) on sale of fixed assets	—	—	—	(23)
(Loss) on warrant issuance	(458)	—	(458)	—
Gain from sale of income tax operating losses	—	328	—	582

Net Loss	$(1,836)	$(4,909)	$(7,653)	$(8,570)
Basic and diluted loss per share	$(0.03)	$(0.10)	$(0.15)	$(0.18)
Weighted average shares outstanding basic and diluted	52,837,477	48,411,251	51,161,956	48,405,675

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2024 and 2023

(in thousands except share data)

(Unaudited)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2023	$689	49,102,484	$49	$419,004	$—	$(409,508)	$10,234
Common stock issuance, net of costs	—	807,577	1	328	—	—	329
Cashless Exercise of Warrants	—	3,272	—	—	—	—	—
Equity-based compensation	—	—	—	80	—	—	80
Committed shares	—	338,600	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—	(5,817)	(5,817)
Balance March 31, 2024	$689	50,251,933	$50	$419,412	$—	$(415,325)	$4,826
Common stock issuance, net of costs	—	6,884,747	7	525	—	—	532
Issuance of warrants	—	—	—	2,500	—	—	2,500
Equity-based compensation	—	—	—	80	—	—	80
Series B preferred shares expired	(689)	—	—	689	—	—	—
Net comprehensive loss	—	—	—	—	—	(1,836)	(1,836)
Balance June 30, 2024	$—	57,136,680	$57	$423,206	$—	$(417,161)	$6,102

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2022	$696	48,084,287	$48	$418,270	$—	$(380,546)	$38,468
Common stock issuance, net of costs	—	323,039	—	100	—	—	100
Equity-based compensation	—	—	—	82	—	—	82
Series B preferred shares converted to common shares	(4)	—	—	4	—	—	—
Net comprehensive loss	—	—	—	—	—	(3,661)	(3,661)
Balance March 31, 2023	$692	48,407,326	$48	$418,456	—	$(384,207)	$34,989
Common stock issuance, net of costs	—	12,165	—	5	—	—	5
Equity-based compensation	—	—	—	50	—	—	50
Series B preferred shares converted to common shares	(2)	—	—	2	—	—	—
Net Comprehensive loss	—	—	—	—	—	(4,909)	(4,909)
Balance June 30, 2023	$690	48,419,491	$48	$418,513	$—	$(389,116)	$30,135

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(in thousands)

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(7,653)	$(8,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	18	21
Amortization of patent, trademark rights	101	106
Changes in right of use assets	150	48
Gain from sale of income tax operating losses	—	(582)
Equity-based compensation	160	132
Loss (gain) on sale of marketable securities	177	(109)
Loss on issuance of warrants	458	—
Amortization of financial obligation	270	—
Change in assets and liabilities:
Funds receivable from New Jersey net operating loss	1,181	1,676
Prepaid expenses and other current assets and other non-current assets	5	17
Lease liability	(149)	(34)
Other assets	(366)	(39)
Accounts payable	(988)	1,774
Accrued expenses	(1,187)	(278)
Net cash used in operating activities	(7,823)	(5,838)
Cash flows from investing activities:
Proceeds from sale of marketable securities	1,105	598
Purchase of marketable securities	(158)	(712)
Proceeds from sale of property and equipment	—	35
Purchase of patent and trademark rights	(279)	(203)
Net cash provided by (used in) investing activities	668	(282)
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	856	105
Proceeds from note payable, net of issuance costs	2,367	—
Proceeds from issuance of equity warrants	2,047	—
Net cash provided by financing activities	5,270	105
Net decrease in cash and cash equivalents	(1,885)	(6,015)
Cash and cash equivalents at beginning of period	5,439	27,053
Cash and cash equivalents at end of period	$3,554	$21,038
Supplemental disclosures of non-cash investing and financing cash flow information:
Operating lease-Right of Use Assets	$3	$(48)
Unrealized gain on marketable securities	$42	$196
Conversion of Series B preferred	$—	$6

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

AIM’s flagship products are Ampligen (rintatolimod) and Alferon N Injection (Interferon alfa). Ampligen is a double-stranded RNA (“dsRNA”) molecule being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen has not been approved by the FDA or marketed in the United States, but is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

The Company is currently proceeding primarily in four areas:

●	Conducting clinical trials to evaluate the efficacy and safety of Ampligen for the treatment of pancreatic cancer.
●	Evaluating Ampligen across multiple cancers as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to checkpoint inhibitors.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, new viruses and mutated viruses thereof.
●	Evaluating Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and fatigue and/or the Post-COVID condition of fatigue.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2023, and 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 1, 2024.

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

Note 2: Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. At various times throughout the six months ended June 30, 2024, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Note 3: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 11,202,957 and 73,524 for the three months ended June 30, 2024, and 2023, respectively; and 14,589,746 and 2,595,914 shares for the six months ended June 30, 2024 and 2023, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 4: Equity-Based Compensation

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of Common Stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. When the plan was amended and restated, an additional 250,000 shares were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). On August 3, 2020 and July 1, 2021, 2022 and 2023, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan increased by 979,311 shares, 956,660 shares, 960,976 shares and 968,389 shares, respectively. As a result of the 2018 Plan Evergreen Provisions, a maximum of 10,865,336 shares of Common Stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of January 1, 2024. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. During the fiscal year ending December 31, 2018 the Board of Directors (the “Board”) issued 1,189,284 options to each employee, the officers and directors at the exercise price of $9.68 expiring in 10 years. During the fiscal year ending December 31, 2019, 1,727,756 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2020, 1,025,000 options were issued to each of these officers and directors with an exercise price range of $2.77 to $3.07 for a period of ten years with a vesting period of one year During the fiscal year ending December 31, 2021, 613,512 options were issued to officers, directors and consultants with an exercise price range of $1.11 to $1.71 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2022, 850,000 options were issued to officers, directors and consultants with an exercise price range of $0.31 to $0.71 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2023, 400,000 options were issued to officers with an exercise price range of $0.47 for a period of ten years with a vesting period of one year. During the six months ended June 30, 2024 there were no options issued.

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the six months ended June 30, 2024 and 2023, there were no options granted.

Stock options activity during the three months ended June 30, 2024, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding March 31, 2024	2,408,438	$2.50	8.70	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(663)	—	—	—
Outstanding June 30, 2024	2,407,775	$2.50	8.70	$—
Vested and expected to vest June 30, 2024	2,407,775	$2.50	8.70	$—
Exercisable June 30, 2024	2,241,109	$1.83	6.89	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested March 31, 2024	266,666	$2.75	14.52	$—
Granted	—	—	—	—
Expired	(663)	—	—	—
Vested	(99,337)	0.47	7.04	—
Unvested June 30, 2024	166,666	$4.11	18.87	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding March 31, 2024	885,055	$2.02	9.23	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding June 30, 2024	885,055	$2.02	9.23	$—
Vested and expected to vest June 30, 2024	885,055	$2.02	9.23	$—
Exercisable June 30, 2024	730,055	$2.27	10.04	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested March 31, 2024	245,001	$2.33	11.15	$—
Granted	—	—	—	—
Expired	—	—	—	—
Vested	(90,000)	0.46	10.18	—
Unvested June 30, 2024	155,001	$3.42	11.30	$—

Stock-based compensation expense was approximately $80,000 and $50,000 for the three months ended June 30, 2024 and 2023, resulting in a decrease in general and administrative expenses, respectively.

Employee stock option activity during the six months ended June 30, 2024, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2024	2,408,438	$2.50	8.70	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(663)	—	—	—
Outstanding June 30, 2024	2,407,775	$2.50	8.70	$—
Vested and expected to vest June 30, 2024	2,407,775	$2.50	8.70	$—
Exercisable June 30, 2024	2,241,109	$1.83	6.89	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2024	366,666	$2.13	12.44	$—
Granted	—	—	—	—
Expired	(663)	—	—	—
Vested	(199,337)	0.47	7.04	—
Unvested June 30, 2024	166,666	$4.11	18.87	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2024	885,055	$2.02	9.23	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding June 30, 2024	885,055	$2.02	9.23	$—
Vested and expected to vest June 30, 2024	885,055	$2.02	9.23	$—
Exercisable June 30, 2024	730,055	$2.27	10.04	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2024	335,001	$1.83	10.70	$—
Granted	—	—	—	—
Expired	—	—	—	—
Vested	(180,000)	0.46	10.18	—
Unvested June 30, 2024	155,001	$3.42	11.30	$—

Stock-based compensation expense was approximately $160,000 and $132,000 for the six months ended June 30, 2024 and 2023, respectively.

On June 30, 2024, and 2023, respectively, there was approximately $134,000 and $85,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 5: Marketable Securities

Marketable securities consist of mutual funds. At June 30, 2024 and December 31, 2023, it was determined that none of the marketable securities had an other-than-temporary impairment. At June 30, 2024 and December 31, 2023, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 11: Fair Value). At June 30, 2024, and December 31, 2023 the Company held $6,507,000 and $7,631,000 respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of:

	June 30, 2024 (in thousands)
Securities	Fair Value	Short-Term Investments
Mutual Funds	$6,507	$6,507
Totals	$6,507	$6,507

Securities	For the six months ended June 30, 2024 (in thousands)
Net gain recognized during the period on equity securities	$(177)
Less: Net gains and losses recognized during the period on equity securities sold during the period	(218)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$41

Mutual Funds classified as available for sale consisted of:

	December 31, 2023 (in thousands)
Securities	Fair Value	Short-Term Investments
Mutual Funds	$7,631	$7,631
Totals	$7,631	$7,631

Securities	For the six months ended June 30, 2023 (in thousands)
Net losses recognized during the period on equity securities	$109
Less: Net gains and losses recognized during the period on equity securities sold during the period	(87)
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$196

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2024	December 31, 2023
Compensation	$1	$414
Professional fees	518	1,352
Clinical trial expenses	154	184
Interest	118	—
Other expenses	8	36
	$799	$1,986

Note 7: Property and Equipment, net

	(in thousands)
	June 30, 2024	December 31, 2023
Furniture, fixtures, and equipment	1,448	1,448
Less: accumulated depreciation	(1,339)	(1,321)
Property and equipment, net	$109	$127

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the six months ending June 30, 2024 and June 30, 2023 was $18,000 and $21,000, respectively.

Note 8: Patents, and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$3,223	$(841)	$2,382	$2,947	$(750)	$2,197
Trademarks	232	(123)	109	229	(113)	116
Net amortizable patents and trademarks rights	$3,455	$(964)	$2,491	$3,176	$(863)	$2,313

Patent and trademark rights acquisitions, abandonments and amortization:

December 31, 2023	$2,313
Acquisitions	282
Abandonments	(3)
Amortization	(101)
June 30, 2024	$2,491

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

Amortization of patents and trademarks for each of the next five years and thereafter is as follows:

Year Ending December 31,
2024	$136
2025	258
2026	255
2027	230
2028	211
Thereafter	1,401
Total	$2,491

Note 9: Stockholders’ Equity

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

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. As of June 30, 2024, there were no Series A Junior Participating Preferred Stock outstanding.

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

Pursuant to a registration statement relating to a rights offering (the “Rights Offering”) declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and redeemable warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The redeemable warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. As of June 30, 2024, 689 shares of Series B Convertible Preferred Stock expired, and none were converted prior to expiration.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of June 30, 2024, and December 31, 2023, there were 57,136,680 and 49,102,484 shares of Common Stock issued and outstanding, respectively.

Employee Stock Purchase Plan (Not equity compensation)

On July 7, 2020, the Board approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price (including subsequent plans, the “Employee Stock Purchase Plan”). Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. The Company created successive new plans following the expiration of the July 7, 2020 plan. The latest plan was approved by the Board on June 26, 2024 and expires in August 2024.

During the three months ended June 30, 2024, the Company issued a total of 92,594 shares of its Common Stock at a price of $0.41 for total proceeds of approximately $37,500 as part of the employee stock purchase plan.

During the six months ended June 30, 2024, the Company issued a total of 335,603 shares of its Common Stock at a price ranging from $0.33 to $0.41 for total proceeds of approximately $120,000 as part of the employee stock purchase plan.

During the three months ended June 30, 2023, the Company did not issue any shares of its Common Stock as part of the employee stock purchase plan.

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

During the three months ended June 30, 2024, there were no warrants exercised. During the six months ended June 30, 2024, 205,000 warrants were exercised, and 5,830,028 warrants expired unexercised. As of June 30, 2024 and December 31, 2023 there were 15,000 and 152,160 post-split warrants outstanding, respectively.

Equity Distribution Agreement

On April 19, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $8,500,000 through Maxim, as agent (the “Offering”). Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the EDA, Maxim will be entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. For the three months ended June 30, 2024, the Company sold 730,110 shares under the EDA for total gross proceeds of approximately $372,223, which includes a 3.0% fee to Maxim of $11,167. For the six months ended June 30, 2024, the Company sold 1,294,678 shares under the EDA for total gross proceeds of approximately $626,094, which includes a 3.0% fee to Maxim of $18,783. During the year ended December 31, 2023, the Company sold 598,114 shares under the EDA for total gross proceeds of approximately $344,000, which includes a 3.0% fee to Maxim of $10,326.

Equity Purchase Agreement

On March 28, 2024, the Company entered into a purchase agreement and a registration rights agreement with Atlas Sciences, LLC (“Atlas”), pursuant to which Atlas committed to purchase up to $15,000,000 of common stock of the Company for a period of 24 months from the date of the purchase agreement.

Under the terms of the purchase agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the purchase agreement are limited to a daily maximum of the lessor of: $500,000, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the purchase agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 9,975,000 shares for resale pursuant to the Atlas Agreements, consisting of 9,636,400 shares that can be sold by the Company to Atlas and 338,600 shares that were issued to Atlas as Commitment Shares. As of June 30, 2024, a total of 759,685 shares have been issued pursuant to the purchase agreement for a total of approximately $128,000.

Securities Purchase Agreement

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which the Company will issue to the Purchaser, (i) in a registered direct offering, 5,640,958 shares of the Company’s common stock (the “Shares”), par value $0.001 per share (“Common Stock”) and (ii) in a concurrent private placement, the Company will issue to the Purchaser Class A common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “A Warrants”) at an exercise price of $0.363 per share and Class B common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $0.363 per share. The A Warrants and B Warrants will not be exercisable for six months after the issuance date and will expire, respectively, 24 months and five years and six months after the issuance date. The Common Warrants and the shares of common stock issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

The Shares are being offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022 (as amended from time to time, the “Registration Statement”).

Pursuant to the terms of the Purchase Agreement, subject to certain exceptions, the Company cannot issue any equity securities for 60 days following the issuance date, provided that the Company will be able to utilize its at-the-market offering program with the Placement Agent after 30 days. Additionally, the Company cannot enter into a variable rate transaction (other than the ATM program with the Placement Agent) for 120 days after the issuance date. In addition, the Company’s executive officers and each of the Company’s directors have entered into lock-up agreements with the Company pursuant to which each of them has agreed not to, for a period of 90 days from the closing of the Transactions, offer, sell, transfer or otherwise dispose of the Company’s securities, subject to certain exceptions.

The exercise price of the Common Warrants, and the number of Common Warrant Shares, will be subject to adjustment in the event of any stock dividend or split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Common Warrants. If a Fundamental Transaction (as defined in the Common Warrants) occurs, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of its obligations under the Common Warrants with the same effect as if such successor entity had been named in the warrant itself. Common Warrant Holders will have additional rights defined in the Common Warrants. The Common Warrants will be exercisable on a “cashless” basis only if there is not a current registration statement permitting public resale. In this regard, the Company has agreed to file a registration statement to register the resale of the Common Warrant Shares as soon as practicable (and in any event within 45 calendar days) providing for the resale of the Shares issued and issuable upon exercise of the Common Warrants. The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective within 181 days following the issuance date and to keep such registration statement effective at all times until no Purchaser owns any Warrants or Warrant Shares issuable upon exercise thereof.

Maxim Group LLC acted as the placement agent (the “Placement Agent”) on a “commercially reasonable best efforts” basis, in connection with the Transactions pursuant to the Placement Agency Agreement, dated May 31, 2024 (the “Placement Agency Agreement”), by and between the Company and the Placement Agent. Pursuant to the Placement Agency Agreement, the Placement Agent will be entitled to a cash fee of 8% of the aggregate gross proceeds paid to the Company for the securities sold in the Transactions and reimbursement of certain out-of-pocket expenses.

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the condensed consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2.5 million. For the six months ended June 30,2024, no Common Warrants were exercised, and all remain outstanding on June 30, 2024.

Note 10: Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. Accounting pronouncements issued by the FASB since filing the Annual Report on Form 10-K for the year ended December 31, 2023 did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 11: Fair Value

Fair Value

The Company complies with the provisions of FASB ASC 820 “Fair Value Measurements” for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.

The fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items and are considered a Level 1 instrument of the fair value measurements standard. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the warrants (“June 2024 Warrants”) related to the Company’s June 2024 common stock and warrant issuance, are calculated using a Monte Carlo Simulation.

The Company also had certain redeemable warrants in the Rights Offering with a cash settlement feature in the occurrence of a Fundamental Transaction. No Fundamental Transaction occurred. In March 2024, 205,000 of these warrants converted on a cashless basis and 5,830,028 expired.

The Company estimated the fair value of the June 2024 Warrants using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrants.

The Company utilized the following assumptions to estimate the fair value of the Class A Warrants:

	June 30,	December 31,
	2024	2023
Underlying price per share	$0.350	—
Exercise price per share	$0.363	—
Risk-free interest rate	4.42%	—
Expected holding period	5.5 years	—
Expected volatility	110%	—
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the Class B Warrants:

	June 30,	December 31,
	2024	2023
Underlying price per share	$0.350	—
Exercise price per share	$0.363	—
Risk-free interest rate	4.82%	—
Expected holding period	2 years	—
Expected volatility	89%	—
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. AIM categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2024, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$114	$114	$—	$—
Marketable investments	$6,507	$6,507	$—	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,805	$4,805	$—	$—
Marketable investments	$7,631	$7,631	$—	$—

Note 12: Unsecured Promissory Note

On February 16, 2024, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2,500,000 in exchange for an unsecured promissory Note with an Original Issue Discount of $781,250. The Company will pay $3,301,250 consisting of the principal amount of the Note, together with the original issue discount and $20,000 of lender transaction fees, no later than February 16, 2026. The stated interest rate of the note is 10%.

Debt schedule at June 30, 2024 and December 31, 2023

(in thousands)

	June 30, 2024	December 31, 2023
Long-term debt	$3,301	$-
Unamortized Original issue discount	(648)	-
Unamortized Financing fees	(16)	-
	2,637	-
Less current portion of long-term debt, net (1)	(2,354)	-

Long-term debt, net (2)	$283	$-

Interest costs expensed and capitalized related to long-term debt were as follows:

(in thousands)

	June 30, 2024	December 31, 2023
Interest expense	$133	$-
Interest capitalized	-	-

Total	$133	$-

Amortization expenses related to long-term debt were as follows:

(in thousands)

	June 30, 2024	December 31, 2023
Original issue discount	$133	$-
Loan fee amortization	4	-

Total	$137	$-

Future maturities of long-term debt as of June 30, 2024 were as follows:

(in thousands)

Fiscal years ending December 31:

2024	$1,250
2025	2,051

Total	$3,301

(1)	Current portion of long-term debt of approximately $2,750,000 is net of the current portion of debt discount of approximately $386,000 and the current portion of debt origination costs of approximately $10,000 as of June 30, 2024.

(2)	Long-term portion of debt of approximately $551,000 is net of the long-term portion of debt discount of approximately $262,000 and the unamortized debt origination costs of approximately $6,000 as of June 30, 2024.

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

Note 13: Leases

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

As of June 30, 2024 and December 31, 2023, the balance of the right of use assets was $700,000 and $697,000, respectively, and the corresponding operating lease liability balance was $722,000 and $718,000, respectively. Right of use assets are recorded net of accumulated amortization of $352,000 and $363,000 as of June 30, 2024 and December 31, 2023, respectively.

AIM recognized rent expense associated with these leases are follows:

	(in thousands)
	June 30, 2024	June 30, 2023
Lease costs:
Operating lease costs	$150	$141
Short-term and variable lease costs	124	201

Total lease costs	$274	$342
Classification of lease costs
Research & development	$227	$295
General and administrative	47	47

Total lease costs	$274	$342

The Company’s leases have remaining lease terms between 9 and 37 months. As of June 30, 2024, the weighted-average remaining term was 35 months. As of December 31, 2023, the weighted-average remaining term was 41 months. The Company’s weighted average incremental borrowing rate for its leases was 10% at June 30, 2024 and December 31, 2023.

Future minimum payments as of June 30, 2024, are as follows:

Year Ending December 31, (in thousands)
2024	$153
2025	273
2026	244
2027	159
Thereafter	—
Less imputed interest	(107)
Total	$722

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

During the three months ended June 30, 2024, research and development expenses were comprised of: clinical studies ($350,000), manufacturing and engineering ($330,000), quality control ($284,000) and regulatory ($180,000).

During the three months ended June 30, 2023, research and development expenses were comprised of: clinical studies ($777,000), manufacturing and engineering ($321,000), quality control ($253,000) and regulatory ($1,601,000).

During the six months ended June 30, 2024, research and development expenses were comprised of: clinical studies ($1,298,000), manufacturing and engineering ($576,000), quality control ($834,000) and regulatory ($389,000).

During the six months ended June 30, 2023, research and development expenses were comprised of: clinical studies ($1,929,000), manufacturing and engineering ($955,000), quality control ($501,000) and regulatory ($1,621,000).

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the six months ended June 30, 2024.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the three months ended June 30, 2024 and 2023, the Company incurred approximately $125,200 and $377,300, respectively, related to these ongoing agreements. During the six months ended June 30, 2024 and 2023, the Company incurred approximately $607,000 and $849,400, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8,400,000. This estimate includes pass-through costs of approximately $1,000,000 and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

○	During the three months ended June 30, 2024, the Company incurred approximately $66,500 related to this agreement.

○	During the three months ended June 30, 2023, the Company incurred approximately $198,900 related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $153,700 related to this agreement.

○	During the six months ended June 30, 2023, the Company incurred approximately $233,400 related to this agreement.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6,400,000, which includes pass through costs of approximately $125,000, investigator costs estimated at about $4,400,000, and excludes certain other third-party costs and escalations. During 2023, the original work order increased to approximately $6,600,000 for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. This study was completed in 2023, although certain activities are still ongoing.

○	During the three months ended June 30, 2024, the Company incurred approximately $59,000 related to this agreement.

○	During the three months ended June 30, 2023, the Company incurred approximately $61,000 related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $352,000 related to this agreement.

○	During the six months ended June 30, 2023, the Company incurred approximately $341,500 related to this agreement.

Jubilant HollisterStier

Jubilant HollisterStier (“Jubilant”) is AIM’s authorized CMO for Ampligen for the approval in Argentina. In 2017, the Company entered into an agreement with Jubilant pursuant to which Jubilant will manufacture batches of Ampligen® for the Company. Since the 2017 engagement of Jubilant, two lots of Ampligen consisting of more than 16,000 units were manufactured and released in the year 2018. The first lot was designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The second lot has been designated for these programs in addition to commercial distribution in Argentina for the treatment of CFS. Jubilant manufactured additional two lots of Ampligen in December 2019 and January 2020. In December 2023, Jubilant completed manufacturing of 9,042 vials of Ampligen for clinical use.

○	During the three months ended June 30, 2024, the Company incurred approximately $1,000 related to this agreement.

○	During the three months ended June 30, 2023, the Company incurred approximately $1,432,000 related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $1,000 related to this agreement.

○	During the six months ended June 30, 2023, the Company incurred approximately $1,432,000 related to this agreement.

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

○	During the three months ended June 30, 2024, the Company did not incur any expense related to this agreement.

○	During the three months ended June 30, 2023, the Company incurred approximately $357,000 related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $129,000 related to this agreement.

○	During the six months ended June 30, 2023, the Company incurred approximately $357,000 related to this agreement.

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

○	During the three months ended June 30, 2024, the Company incurred approximately $75,000 related to this agreement.

○	During the three months ended June 30, 2023, the Company incurred approximately $100,000 related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $79,000 related to this agreement.

○	During the six months ended June 30, 2023, the Company incurred approximately $100,000 related to this agreement.

Azenova Sales International

In October 2023, the Company entered into a consulting agreement with Azenova, LLC whereas Azenova will provide business development services for AIM’s Ampligen product for solid tumors for a 12-month term that is extendable upon the agreement of the parties. In exchange for its services, Azenova will receive a fixed monthly retainer of $30,000 per month in addition to 360,000 stock options that vest monthly.

○	During the three months ended June 30, 2024, the Company incurred approximately $90,000 related to this agreement.

○	During the three months ended June 30, 2023, the Company did not incur any expense related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $180,000 related to this agreement.

○	During the six months ended June 30, 2023, the Company did not incur any expense related to this agreement.

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

○	During the three months ended June 30, 2024, the Company incurred approximately $3,500 of lab services from Alcami.

○	During the three months ended June 30, 2023, the Company incurred approximately $8,300 of lab services from Alcami.

○	During the six months ended June 30, 2024, the Company incurred approximately $14,000 of lab services from Alcami.

○	During the six months ended June 30, 2023, the Company incurred approximately $16,000 of lab services from Alcami.

Note 15: Subsequent Events

Company’s Amended and Restated 2018 Equity Incentive Plan

On July 1, 2024, the Company filed a Registration Statement registering additional shares of common stock under the Company’s Amended and Restated 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock. On July 1, 2024, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Plan increased by 1,142,733 shares.

Company adopted Restated and Amended Bylaws

On July 31, 2024, the Company adopted Restated and Amended Bylaws. The Restated and Amended Bylaws revise the prior Bylaws by (i) removing or revising provisions in Section 1.4 of the prior Bylaws (the advance notice portion of the Bylaws) deemed unenforceable or invalid by the Delaware Supreme Court, (ii) revising other portions of Section 1.4 to ensure that the advance notice bylaws are otherwise appropriately tailored to further the intended procedural and informational functions of the advance notice bylaws, including in view of guidance from the Delaware Court of Chancery and Delaware Supreme Court in their opinions in the Kellner litigation, and (iii) making other conforming and clarifying changes to the prior Bylaws.

In addition, the Restated and Amended Bylaws add that, in the case of the Company’s 2024 annual meeting of stockholders, a Noticing Stockholder’s notice of nominations or proposed business shall also be considered timely if it is delivered to the Company’s Secretary at the principal executive offices of the Company not later than the Close of Business on September 13, 2024.

Amendment to Employment Agreements:

Mr. Equels’ employment agreement was amended by adding the following to the end of Section 3(a):

(a)(i) Notwithstanding the provisions of Section 3(a), during the one year period ending November 9, 2024, the Employee’s Short term compensation shall be revised and shall consist of a base salary of $750,000 and shares of the Company’s common stock, $.001 par value, valued at $100,000, such value equal to 100% of the closing price of the Company’s common stock on the NYSE American on the trading date immediately preceding the date of this Agreement.

Mr. Rodino’s employment agreement was amended by adding the following to the end of Section 3(a):

(a)(i) Notwithstanding the provisions of Section 3(a), during the one year period ending March 23, 2025, the Employee’s Short term compensation shall be revised and shall consist of a base salary of $375,000 and shares of the Company’s common stock, $.001 par value, valued at $50,000, such value equal to 100% of the closing price of the Company’s common stock on the NYSE American on the trading date immediately preceding the date of this Agreement.

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

Overview

General

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM”, “Company”, “we”, “us” or “our”) are an immuno-pharma company headquartered in Ocala, Florida, and focused on the research and development of therapeutics to treat multiple types of cancers, viral diseases and immune-deficiency disorders. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body, and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

Our flagship products are Ampligen (rintatolimod) and Alferon N Injection (Interferon alfa). Ampligen is a double-stranded RNA (“dsRNA”) molecule being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen has not been approved by the FDA or marketed in the United States, but is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

We are currently proceeding primarily in four areas:

●	Conducting clinical trials to evaluate the efficacy and safety of Ampligen for the treatment of pancreatic cancer.
●	Evaluating Ampligen across multiple cancers as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to checkpoint inhibitors.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, new viruses and mutated viruses thereof.
●	Evaluating Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and fatigue and/or the Post-COVID condition of fatigue.

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

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received IRB approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of June 30, 2024, there were 8 patients enrolled in this open-label, expanded access treatment protocol (including two patients with Post-COVID Conditions). To date, there have been eight such Post-COVID patients treated in the study. AIM previously reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures.

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

Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Atlas, and Atlas is obligated to purchase up to $15 million of our Common Stock (the “Commitment Amount”). Such sales by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of shares that have been and may be issued under the Purchase Agreement. We agreed to file the registration statement with the SEC pursuant to the Registration Rights Agreement. Sales could not commence until the registration statement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied. The registration statement was declared effective and the final prospectus was filed on May 1, 2024.

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

Securities Purchase Agreement

On May 31, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which we will issue to the Purchaser, (i) in a registered direct offering, 5,640,958 shares of our common stock (the “Shares”), par value $0.001 per share (“Common Stock”) and (ii) in a concurrent private placement, we will issue to the Purchaser Class A common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “A Warrants”) at an exercise price of $0.363 per share and Class B common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $0.363 per share. The A Warrants and B Warrants will not be exercisable for six months after the issuance date and will expire, respectively, 24 months and five years and six months after the issuance date. The Common Warrants and the shares of common stock issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

We received aggregate gross proceeds from the Transactions of approximately $2,047,688, before deducting fees to the Placement Agent and other estimated offering expenses payable by us. The Shares are being offered by us pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022 (as amended from time to time, the “Registration Statement”).

Pursuant to the terms of the Purchase Agreement, subject to certain exceptions, we cannot issue any equity securities for 60 days following the issuance date, provided that we will be able to utilize it’s at-the-market offering program with the Placement Agent after 30 days. Additionally, we cannot enter into a variable rate transaction (other than the ATM program with the Placement Agent) for 120 days after the issuance date. In addition, our executive officers and each of our directors have entered into lock-up agreements with us pursuant to which each of them has agreed not to, for a period of 90 days from the closing of the Transactions, offer, sell, transfer or otherwise dispose of our securities, subject to certain exceptions.

The exercise price of the Common Warrants, and the number of Common Warrant Shares, will be subject to adjustment in the event of any stock dividend or split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Common Warrants. If a Fundamental Transaction (as defined in the Common Warrants) occurs, then the successor entity will succeed to, and be substituted for us, and may exercise every right and power that we may exercise and will assume all of its obligations under the Common Warrants with the same effect as if such successor entity had been named in the warrant itself. Common Warrant Holders will have additional rights defined in the Common Warrants. The Common Warrants will be exercisable on a “cashless” basis only if there is not a current registration statement permitting public resale. In this regard, we have agreed to file a registration statement to register the resale of the Common Warrant Shares as soon as practicable (and in any event within 45 calendar days) providing for the resale of the Shares issued and issuable upon exercise of the Common Warrants. We have agreed to use commercially reasonable efforts to cause such registration statement to become effective within 181 days following the issuance date and to keep such registration statement effective at all times until no Purchaser owns any Warrants or Warrant Shares issuable upon exercise thereof.

Maxim Group LLC acted as the placement agent (the “Placement Agent”) on a “commercially reasonable best efforts” basis, in connection with the Transactions pursuant to the Placement Agency Agreement, dated May 31, 2024 (the “Placement Agency Agreement”), by and between us and the Placement Agent. Pursuant to the Placement Agency Agreement, the Placement Agent will be entitled to a cash fee of 8% of the aggregate gross proceeds paid to the Company for the securities sold in the Transactions and reimbursement of certain out-of-pocket expenses.

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

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021, 2022, 2023 and 2024. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of June 30, 2024, there are 8 patients enrolled in this open-label expanded access treatment protocol. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

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

In 2018, we completed production of two commercial-size batches of more than 16,000 vials of Ampligen, following its “Fill & Finish” at Jubilant HollisterStier, the Contract Manufacturing Organization. These lots passed all required testing for regulatory release for human use and are being used for multiple programs, including: the treatment of ME/CFS; the pancreatic cancer EAP in the Netherlands; and will continue to be used for ongoing and future clinical studies in oncology. Lots of Ampligen were manufactured in December 2019, January 2020 and March 2024. Additionally, in December 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our active and in-process fill and finish capacity.

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

●	Pancreatic Cancer Trial

	○	The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen versus a no treatment control group following FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In March 2022, the FDA granted clearance to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. The authorization to proceed with the Phase 2 pancreatic cancer clinical trial has been received with potential sites in the Netherlands at Erasmus MC, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC). A Type D meeting package seeking the FDA guidance on expansion of inclusion criteria and treatment arms to be included was submitted to the FDA. In June 2024, a written response to that meeting package was received from the FDA and the study protocol is currently being amended based on the FDA comments. The study is still recruiting patients under the current protocol. (https://clinicaltrials.gov/ct2/show/NCT05494697).

	○	The DURIPANC Study is a Phase 1b/2 clinical trial combining Ampligen with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi® (durvalumab) for the treatment of late-stage pancreatic cancer. The primary objective of the Phase 1b portion is to determine the safety of combination therapy. The primary objective of the Phase 2 portion is to determine the clinical benefit rate of the combination therapy. Investigators at Erasmus Medical Center in the Netherlands have completed the safety evaluation of patients enrolled in the first dose level of the dose escalation design in the Phase 1b/2 study. The combination of Ampligen and Imfinzi was found to be generally well-tolerated with no severe adverse events (“SAE”) or dose-limiting toxicities.

●	Advanced Recurrent Ovarian Cancer

○	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study is planned to be conducted in the future. https://clinicaltrials.gov/ct2/show/NCT02432378

○	A Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. In April 2024, researchers released topline data that saw an Objective Response Rate (“ORR”) of 45% in platinum-sensitive subjects with recurrent ovarian cancer. ORR includes complete response (“CR”) and partial response (“PR”) to treatment. There was a total Clinical Benefit Rate (“CBR”) of 55% when including patients who experienced stable disease (“SD”). Researchers also reported a median Progression-Free Survival (“PFS”) of 7.8 months. Based on these results and other research suggesting a similar effect in other solid tumor types, AIM sees an Ampligen combination therapy as having potential across multiple types of cancers. Additional clinical studies are underway and planned in many of these types of tumors to further confirm these effects.” https://clinicaltrials.gov/ct2/show/NCT03734692

In March 2021, we were granted a patent by the Netherlands Patent Office with granted patent claims that include, but are not limited to, the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors (e.g. pembrolizumab, nivolumab). We believe that the above positive data makes this patent have heightened potential. Similar patents are pending in other countries.

●	Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. https://www.clinicaltrials.gov/ct2/show/NCT03599453. The key findings announced first in April 2022, and later published in November 2023, included:

○	The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME).

○	Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME).

○	In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced.

○	Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021.

○	An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.

●	Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint https://clinicaltrials.gov/ct2/show/NCT03403634. The key findings announced in April 2022 included:

○	The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046).

○	Saw increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios.

○	The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment.

○	Median OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months.

○	No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).

●	Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. The study is temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and is currently performing the necessary experiments to replace Intron-A with a generic alpha-interferon. We expect this trial to resume in the near future. https://clinicaltrials.gov/ct2/show/NCT03899987

●	Early-Stage Triple Negative Breast Cancer - The objective of this Phase 1 study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy in patients with early-stage triple negative breast cancer. The now completed (as of September 2022) topline results from the study confirm the positive findings that were previously presented at the 2022 Society for Immunotherapy of Cancer (SITC) 37th Annual Meeting in a poster presentation titled Safety and efficacy of de-escalated neoadjuvant chemoimmunotherapy of triple negative breast cancer (TNBC) using chemokine-modulating regimen (rintatolimod, IFN-α2b, celecoxib). The primary endpoint of the study was safety and tolerability. The results demonstrated that treatment was well-tolerated with mostly grade 1 or 2 treatment-related adverse events (TRAEs) without dose-limiting toxicities (DLTs) or delayed or immune-related toxicities. DLT was defined as grade 3 or higher toxicities within the first 3 weeks. Secondary endpoints included pCR rate where 5/9 (56%) of patients attained pCR and 1 more patient attained ypTmic. Tumor and blood biomarkers were also analyzed in exploratory studies. https://clinicaltrials.gov/ct2/show/NCT04081389

●	Refractory Melanoma — Roswell Park Comprehensive Cancer Center (“Roswell Park”), in a clinical trial fully funded by the National Cancer Institute (NCI), has commenced patient enrollment in its Phase 2 study in subjects with primary PD-1/PD-L1 resistant melanoma. The Phase 2 study will evaluate type-1 polarized dendritic cell (αDC1) vaccine in combination with tumor-selective chemokine modulation (“CKM”) comprised of Interferon alpha 2b, Ampligen (rintatolimod) and Celecoxib. Up to 24 patients are to be enrolled. The study was temporarily suspended due to the Merck discontinuation of Intron-A production but has since resumed recruitment (See: https://www.clinicaltrials.gov/show/NCT04093323).

●

Metastatic or Unresectable Triple Negative Breast Cancer – This phase 1/2a trial tests the safety, side effects, and best dose of chemokine modulation therapy (CKM) (rintatolimod, celecoxib, and interferon alpha 2b) in combination with pembrolizumab for the treatment of patients with triple negative breast cancer that has spread from where it first started (primary site) to other places in the body (metastatic) or that cannot be removed by surgery (unresectable). The study is recruiting subjects. https://clinicaltrials.gov/study/NCT05756166

Additional Progress and Analysis Related to Pancreatic Cancer

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

Following our approval in Argentina, in 2017 we engaged Jubilant HollisterStier (“Jubilant”) to be our authorized CMO for Ampligen. Two lots of Ampligen consisting of more than 16,000 units were manufactured and released in 2018; these lots have been designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, Jubilant manufactured three more lots of Ampligen in December 2019, January 2020 and March 2024. In addition, we have supplied GP Pharm with the Ampligen required for testing and ANMAT release. Once final approval by ANMAT is obtained, we anticipate that GP Pharm will begin distributing Ampligen in Argentina.

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

Our business plan calls for the utilization of one or more CMOs to produce Ampligen API. While we believe we have sufficient Ampligen API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In this regard, on December 5, 2022, we entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of our Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen. We are utilizing Sterling’s expertise to refine our approach to polymer production. In March 2023, we submitted a purchase order for a total of $1,432,257 to manufacture additional lots of Ampligen at Jubilant. An additional lot was manufactured by Jubilant in December 2023.

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

MARKETING/DISTRIBUTION

In May 2016, we entered into a five-year, exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries (See “Our Products; Ampligen” above). The GP Pharm contract was extended in May 2021 with an end date of May 24, 2024; we are in discussions with GP Pharm to extend the agreement. In August 2021, ANMAT granted a five-year extension to a previous approval to sell and distribute Ampligen to treat severe CFS in Argentina. This extends the approval until 2026.

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

Each participant immediately vests in his or her deferred salary contributions as well as our safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the six months ending June 30, 2024 we made approximately $90,000 in contributions, and for the year ending December 31, 2023 approximately $162,000 in contributions were made.

New Accounting Pronouncements

See “Note 10: Recent Accounting Pronouncements”.

Critical Accounting Policies and Use of Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2023 except for the policies regarding “Distinguishing Liabilities from Equity” and “Derivative Instruments”.

Distinguishing Liabilities from Equity

The Company has adopted the guidance of ASC 480 in evaluating how it classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. Under this guidance the Company evaluates free-standing financial instruments to determine whether the instruments are classified as liabilities or equity. The evaluation includes determining whether the instruments are mandatorily redeemable, whether redemption includes a transfer of assets, and whether the redemption feature is conditional.

Derivative Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives requiring bifurcation in accordance with ASC Topic 815, Derivatives and Hedging. Derivative instruments are measured at fair value at issuance and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the period of change in the consolidated statements of operations and comprehensive loss.

RESULTS OF OPERATIONS

Three Months ended June 30, 2024 versus Three Months ended June 30, 2023

Net Loss

Our net loss was approximately $1,836,000 and $4,909,000 for the three months ended June 30, 2024, and 2023, respectively, representing a decrease in loss of approximately $3,073,000 or 63%. This decrease in loss was primarily due to the following:

●	an increase in revenue of $8,000; and
●	an increase in interest and other income of $2,262,000; and
●	a decrease in research and development expenses of $1,808,000; offset by
●	an increase in general and administrative expenses of $41,000; and
●	a decrease in gain from sale of Income tax operating loss of $328,000; and
●	a decrease in loss on investments, net of $9,000; and
●	an increase in interest expense of $179,000; and
●	an increase in production costs of $8,000.

Net loss per share was $ (0.03) and $(0.10) for the three months ended June 30, 2024, and 2023, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2024, was 52,837,477 as compared to 48,411,251 as of June 30, 2023.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $50,000 and $42,000 for the three months ended June 30, 2024, and 2023, respectively, representing an increase of $8,000 which is primarily related to the fluctuation of patient participation.

For the three months ended June 30, 2024 and 2023, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Interest and Other Income

We recovered $2,500,000 in Director and Officer (D&O) insurance proceeds during the quarter ended June 30, 2024 related to legal costs expended during its successful defense in shareholder litigation matters in addition to $80,000 of interest earnings during the period. During the quarter ended June 30, 2023, interest earnings were $318,000. Interest earnings were higher during the second quarter of 2023 due to higher investment levels.

Gain (loss) on Investments, net

Gain (loss) on investments for the three months ended June 30, 2024, and 2023 was approximately $(85,000) and ($94,000), respectively, reflecting a decrease in the loss on investments of approximately $9,000. The increase in loss was due to the change in the fair value of equity investments.

Production Costs

Production costs were approximately $8,000 and $0, respectively, for the three months ended June 30, 2024, and 2023, representing an increase of $8,000 in production costs in the current period. There was no production for the three months ended June 30, 2023 whereas there was production costs in the three months ended June 30, 2024.

Gain (loss) from sale of income tax operating loss

The quarterly income tax benefit for the three months ended June 30, 2024, was $0 compared to a gain of $328,000 for the three months ended June 30, 2023. This was due to the lifetime limit of $20,000,000 for the sale of the New Jersey NOL being reached and therefore no tax provision was calculated in 2024.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2024, were approximately $1,145,000, as compared to $2,953,000 for the same period a year ago, reflecting a decrease of approximately $1,808,000. The primary reason for the decrease in R&D costs was a decrease in outside contractors of $1,521,000, as well as a decrease in clinical expenses of $291,000, consulting expenses of $98,000 offset by an increase in salaries of $100,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2024, and 2023, were approximately $2,591,000 and $2,550,000, respectively, reflecting an increase of approximately $41,000. The increase in G&A expenses for the three months ended June 30, 2024 was due primarily to an increase of approximately $184,000 in investment banker fees offset by a decrease in professional fees of approximately $144,000.

Interest Expenses

Interest expenses for the three months ended June 30, 2024 was approximately $179,000 and there was no interest expense for the three months ended June 30, 2023. The increase in interest expense for the three months ended June 30, 2024 was due to the interest expense incurred related to the Note Purchase Agreement entered into on February 16, 2024 with Streeterville.

Six Months ended June 30, 2024 versus Six Months ended June 30, 2023

Net Loss

Our net loss was approximately $7,653,000 and $8,570,000 for the six months ended June 30, 2024, and 2023, respectively, representing a decrease in loss of approximately $917,000 or 11%. This decrease in loss was primarily due to the following:

●	an increase in interest and other income of $2,144,000; and
●	a decrease in loss on sale of fixed assets of $23,000; and
●	a decrease in research and development expenses of $1,909,000; offset by
●	a decrease in revenue of $1,000; and
●	a decrease in gain from sale of Income tax operating loss of $582,000; and
●	an increase in loss on investments, net of $286,000; and
●	an increase in general and administrative expenses of $1,565,000; and
●	an increase in interest expense of $251,000; and
●	an increase in production costs of $16,000.

Net loss per share was $ (0.15) and $(0.18) for the six months ended June 30, 2024, and 2023, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2024, was 51,161,956 as compared to 48,405,675 as of June 30, 2023.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $90,000 and $91,000 for the six months ended June 30, 2024, and 2023, respectively, representing a decrease of $1,000 which is primarily related to the fluctuation of patient participation.

For the six months ended June 30, 2024 and 2023, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Interest and Other Income

We recovered $2,500,000 in Director and Officer (D&O) insurance proceeds during the six months ended June 30, 2024 related to legal costs expended during its successful defense in shareholder litigation matters in addition to $161,000 of interest earnings during the period. During the six months ended June 30, 2023, interest earnings were $517,000. Interest earnings were higher during the six months ended June 30, 2023 due to higher investment levels during the period.

Gain (loss) on Investments, net

Gain (loss) on investments for the six months ended June 30, 2024, and 2023 was approximately $(177,000) and $109,000, respectively, reflecting an increase in the loss on investments of approximately ($286,000). The increase in loss was due to the change in the fair value of equity investments.

Production Costs

Production costs were approximately $16,000 and $0, respectively, for the six months ended June 30, 2024, and 2023, representing an increase of $16,000 in production costs in the current period. There was no production for the six months ended June 30, 2023 whereas there was production costs in the six months ended June 30, 2024.

Gain (loss) from sale of income tax operating loss

The quarterly income tax benefit for the six months ended June 30, 2024, was $0 compared to a gain of $582,000 for the six months ended June 30, 2023. This was due to the lifetime limit of $20,000,000 for the sale of the New Jersey NOL being reached and therefore no tax provision was calculated in 2024.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2024, were approximately $3,096,000, as compared to $5,005,000 for the same period a year ago, reflecting a decrease of approximately $1,909,000. The primary reason for the decrease in R&D costs was a decrease in outside contractors of $1,750,000, as well a decrease in software and IT expenses of $125,000 and a decrease in clinical expenses of $354,000 offset by an increase in salaries of $252,000, office expense of $18,000, maintenance expense of $14,000, manufacturing expenses of $14,000, rent expense of $14,000 and consulting expense of $14,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2024, and 2023, were approximately $6,406,000 and $4,841,000, respectively, reflecting an increase of approximately $1,565,000. The increase in G&A expenses for the six months ended June 30, 2024 was due primarily to an increase in legal professional fees of approximately $1,428,000, investment banker fees of $314,000 and salaries of $62,000 offset by a decrease in insurance expense of $153,000, taxes & licenses of $50,000 and travel expenses of $33,000.

Interest Expenses

Interest expenses for the six months ended June 30, 2024 was approximately $251,000 and there was no interest expense for the six months ended June 30, 2023. The increase in interest expense for the six months ended June 30, 2024 was due to the interest expense incurred related to the Note Purchase Agreement entered into on February 16, 2024 with Streeterville.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2024, was approximately $7,823,000 compared to approximately $5,838,000 for the same period in 2023, an increase of $1,985,000. The primary reasons for this increase was an increase in cash utilized for accounts payable of $2,762,000, accrued expenses of $909,000, as well as an increase in loss on issuance of warrants of $458,000, loss on marketable investments of $286,000 which is partially offset by a decrease in net loss during the six months of $917,000, a decrease in gain from sale of income tax operating losses of $582,000, prepaid expenses of $12,000 as well as a decrease in funds received from the 2023 sale of New Jersey net operating loss and received in 2024 of $495,000.

Cash provided by investing activities for the six months ended June 30, 2024, was approximately $668,000 compared to cash used in investing activities for the six months ended June 30, 2023 of approximately $282,000, representing a change of $950,000. The primary reason for the change was the cash provided by the net purchase and sale of marketable investments activity of $947,000 compared to cash used in the purchase of marketable investments of $114,000 for the same period in 2023, the loss on sale of property and equipment of $0 in the current period in 2024, compared with $35,000 in the same period in 2023 as well as the net purchase and abandonment of patents in the current period in 2024 of $279,000 compared with the net purchase and abandonment of patents in the same period in 2023 of $203,000 .

Cash provided by financing activities for the six months ended June 30, 2024, was approximately $5,270,000 compared to approximately $105,000 for the same period in 2023, representing an increase of $5,165,000. The primary reason for this increase was the receipt of $2,367,000 in net proceeds from the notes payable, net of issuance cost, an increase in the sale of shares in the current period in 2024 of $856,000 compared to $105,000 in the same period in 2023 as well as an increase in warrant valuation of $2,047,000 in the current period in 2024.

As of June 30, 2024, we had approximately $10,061,000 in cash, cash equivalents and marketable investments, inclusive of approximately $6,507,000 in marketable investments, representing a decrease of approximately $3,009,000 from December 31, 2023. We are currently disputing Kirkland & Ellis accounts payable invoices. This dispute involves amounts claimed which we believe require a reduction. We are actively working to resolve this dispute by settlement, but there is no assurance as to the timing or outcome. Depending on the resolution of this dispute, there may be a significant impact reducing the balance of the outstanding Kirkland & Ellis invoices.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next twenty-four months. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. In this regard, in February 2022, the SEC declared our new S-3 shelf Registration Statement effective which will allow us to raise additional capital in the future. On April 19, 2023, we entered into an Equity Distribution Agreement (the “EDA”), with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the Distribution Agreement, Maxim is entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of Shares sold under the EDA. For the six months ended June 30, 2024, we sold 1,294,678 shares under the EDA for total gross proceeds of approximately $626,094, which includes a 3.0% fee to Maxim of $18,783. During the year ended December 31, 2023, we sold 598,114 shares under the EDA for total gross proceeds of approximately $344,000, which includes a 3.0% fee to Maxim of $10,326. We hope to raise additional funds through the EDA.

In addition, we raised $2,500,000 in net proceeds from the sale of an unsecured Note and entered into an equity line of credit to raise up to 15,000,000 (see Overview; The Atlas Equity Line of Credit above). Under the terms of the Atlas Equity Line of Credit, we, at our sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the agreement are limited to a daily maximum of the lessor of: $500,000, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the agreement. In April 2024, we filed a registration statement with the SEC on Form S-1 registering a total of 9,975,000 shares for resale pursuant to the Atlas Agreements, consisting of 9,636,400 shares that can be sold by us to Atlas and 338,600 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective and the final prospectus was filed on May 1, 2024. As of June 30, 2024, a total of 759,685 shares have been issued pursuant to this agreement for a total of approximately $128,000.

Securities Purchase Agreement

On May 31, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which we will issue to the Purchaser, (i) in a registered direct offering, 5,640,958 shares of our common stock (the “Shares”), par value $0.001 per share (“Common Stock”) and (ii) in a concurrent private placement, we will issue to the Purchaser Class A common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “A Warrants”) at an exercise price of $0.363 per share and Class B common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $0.363 per share. The A Warrants and B Warrants will not be exercisable for six months after the issuance date and will expire, respectively, 24 months and five years and six months after the issuance date. The Common Warrants and the shares of common stock issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

We received aggregate gross proceeds from the Transactions of approximately $2,047,688, before deducting fees to the Placement Agent and other estimated offering expenses payable by us. The Shares are being offered by us pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022 (as amended from time to time, the “Registration Statement”).

Pursuant to the terms of the Purchase Agreement, subject to certain exceptions, we cannot issue any equity securities for 60 days following the issuance date, provided that we will be able to utilize it’s at-the-market offering program with the Placement Agent after 30 days. Additionally, we cannot enter into a variable rate transaction (other than the ATM program with the Placement Agent) for 120 days after the issuance date. In addition, our executive officers and each of our directors have entered into lock-up agreements with us pursuant to which each of them has agreed not to, for a period of 90 days from the closing of the Transactions, offer, sell, transfer or otherwise dispose of our securities, subject to certain exceptions.

The exercise price of the Common Warrants, and the number of Common Warrant Shares, will be subject to adjustment in the event of any stock dividend or split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Common Warrants. If a Fundamental Transaction (as defined in the Common Warrants) occurs, then the successor entity will succeed to, and be substituted for us, and may exercise every right and power that we may exercise and will assume all of its obligations under the Common Warrants with the same effect as if such successor entity had been named in the warrant itself. Common Warrant Holders will have additional rights defined in the Common Warrants. The Common Warrants will be exercisable on a “cashless” basis only if there is not a current registration statement permitting public resale. In this regard, we have agreed to file a registration statement to register the resale of the Common Warrant Shares as soon as practicable (and in any event within 45 calendar days) providing for the resale of the Shares issued and issuable upon exercise of the Common Warrants. We have agreed to use commercially reasonable efforts to cause such registration statement to become effective within 181 days following the issuance date and to keep such registration statement effective at all times until no Purchaser owns any Warrants or Warrant Shares issuable upon exercise thereof.

Maxim Group LLC acted as the placement agent (the “Placement Agent”) on a “commercially reasonable best efforts” basis, in connection with the Transactions pursuant to the Placement Agency Agreement, dated May 31, 2024 (the “Placement Agency Agreement”), by and between us and the Placement Agent. Pursuant to the Placement Agency Agreement, the Placement Agent will be entitled to a cash fee of 8% of the aggregate gross proceeds paid to the Company for the securities sold in the Transactions and reimbursement of certain out-of-pocket expenses.

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

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of June 30, 2024, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2024, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Please see Part I, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II. Item 1: Legal Proceedings in our quarterly report on Form 10Q for the Quarter ended March 31, 2024.

Since the filing of the March 31, 2024, Form 10-Q:

AIM ImmunoTech, Inc. v. Tudor, et al., in the United States District Court for the Middle District of Florida, Ocala Division, Case No. 5:2022cv00323. On April 22, 2024, the District Court issued an order granting-in-part Lautz and Jorgl’s Rule 59(e) and Rule 11 motions, respectively. According to the District Court, when we filed our Amended Complaint, there was “no reasonable factual basis for [our] 13b claim against Lautz,” in light of his deposition testimony disclaiming ongoing participation in the group’s proxy fight. Furthermore, the District Court sanctioned us and our counsel, concluding that our argument regarding Jorgl’s voluntary cessation, and potential ongoing ownership, “was objectively frivolous and advanced for an improper argument” in light of Jorgl’s affidavit and redacted stock transfer form. The District Court limited Rule 11 sanctions to Jorgl’s reasonable attorneys’ fees and costs incurred after March 28, 2023 and ordered further briefing on fee applications and an appropriate PSLRA sanction, with Jorgl and Lautz’s initial briefs due on May 7, 2024. On April 29, 2024, Jorgl filed an unopposed motion to extend his filing deadline to May 17, 2024. We dispute the Court’s order and we are considering whether to appeal. On April 22, 2024,the court entered an order finding Jorgl and Lautz were entitled to recover attorney’s fees and costs and entered judgment on behalf of Jorgl for $216,936, and on behalf of Lautz for $76,473. AIM filed a motion to stay enforcement of the judgment pending the 11th Circuit Appeal, and the Court granted a stay on June 21, 2024. The appeal does not seek damages. AIM filed a notice of appeal of the order of dismissal and the order denying its motion for reconsideration that were entered in AIM ImmunoTech, Inc. v. Tudor, et al., Case 5:22-cv-00323 (M.D. Fla. 2022) (above). The initial brief by AIM is due on September 4, 2024.

On June 18, 2024, The Carlyle Appelate Law firm was engaged for the above referenced appeal. It is anticipated that a Notice of appearance by Carlyle will be filed in that matter. AIM is exposed in this matter for the amount of those Judgments (which have been bonded by AIM), interest on those judgements, as well as potentially paying attorney’s fees in the event the appeal is unsuccessful.

Kellner v. AIM ImmunoTech Inc. et al., in the Supreme Court of the State of Delaware, Case No. 3, 2024. On January 16, 2024, the Delaware Supreme Court granted-in-part Kellner’s motion to expedite and scheduled oral argument before the en banc Delaware Supreme Court for April 10, 2024. On April 10, 2024, the en banc Delaware Supreme Court heard oral argument from AIM and Kellner in this matter and took the matter under consideration. On July 11, 2024, the Delaware Supreme Court issued a decision affirming in part and reversing in part the Court of Chancery’s December 28, 2023 opinion, and not remanding the matter to the Court of Chancery. The Supreme Court held that certain of the bylaws adopted by the board were legally invalid and inequitable. The board has subsequently revised the bylaws to address and correct said deficiencies. The Delaware Supreme Court also held that no further action was required with respect to Kellner’s rejected nominations because Kellner and his nominees engaged in deceptive conduct during the nomination process, including by submitting false and misleading information in connection with their nominations. Prior to this appeal, the magistrate noted in her December 28, 2023 decision, that “[t]he context in which the Board received [the Kellner Notice] “cannot be ignored.” “The Kellner Notice followed a proxy contest where Jorgl became an AIM stockholder solely to front a nomination and shield undisclosed persons behind the scenes. Those persons included two white collar criminals—one of whom had become increasingly hostile to AIM and had misrepresented himself as an AIM representative to third parties. It would have been obvious to the Board that the new nomination behind Kellner carried over from the prior year. Chioini was a constant, Deutsch remained involved (now as a nominee), and Baker Hostetler continued to advise the effort. The threat to return ‘guns blazing’ in 2023 came to fruition.”

On July 26, 2024, Kellner filed a Motion for Reargument, requesting the Supreme Court to reconsider certain aspects of its ruling and requesting clarification that the trial court retains jurisdiction for any fee applications. By order dated July 29, 2024, the Supreme Court denied Kellner’s Motion for Reargument, directed that the case be closed, and specifically ruled that “The case is not remanded for an award of attorneys’ fees and costs” and deemed that the “this Case is Closed.”

BioLife

The trial court, at the request of the parties, stayed the matter pending determination of the Petition. The Superior Court denied that Petition on July 30, 2024. On August 9, 2024, the parties notified the Court that they were conferring to avoid duplicate proceedings and would advise the trial court within 30 days. No estimate can be made at this time regarding the scheduling or ultimate determination of the matters set forth in the Petition and the underlying issues presented in the appeal. No judgement can be made at this time of the likelihood of the Company prevailing on its claims.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

On July 31, 2024, we adopted Restated and Amended Bylaws. The Restated and Amended Bylaws revise the prior Bylaws by (i) removing or revising provisions in Section 1.4 of the prior Bylaws (the advance notice portion of the Bylaws) deemed unenforceable or invalid by the Delaware Supreme Court, (ii) revising other portions of Section 1.4 to ensure that our advance notice bylaws are otherwise appropriately tailored to further the intended procedural and informational functions of the advance notice bylaws, including in view of guidance from the Delaware Court of Chancery and Delaware Supreme Court in their opinions in the Kellner litigation, and (iii) making other conforming and clarifying changes to the prior Bylaws.

In addition, the Restated and Amended Bylaws add that, in the case of our 2024 annual meeting of stockholders, a Noticing Stockholder’s notice of nominations or proposed business shall also be considered timely if it is delivered to our Secretary at the principal executive offices of the Company not later than the Close of Business on September 13, 2024.

Amendment to Employment Agreements:

Mr. Equels’ employment agreement was amended by adding the following to the end of Section 3(a):

(a)(i) Notwithstanding the provisions of Section 3(a), during the one year period ending November 9, 2024, the Employee’s Short term compensation shall be revised and shall consist of a base salary of $750,000 and shares of the Company’s common stock, $.001 par value, valued at $100,000, such value equal to 100% of the closing price of the Company’s common stock on the NYSE American on the trading date immediately preceding the date of this Agreement.

Mr. Rodino’s employment agreement was amended by adding the following to the end of Section 3(a):

(a)(i) Notwithstanding the provisions of Section 3(a), during the one year period ending March 23, 2025, the Employee’s Short term compensation shall be revised and shall consist of a base salary of $375,000 and shares of the Company’s common stock, $.001 par value, valued at $50,000, such value equal to 100% of the closing price of the Company’s common stock on the NYSE American on the trading date immediately preceding the date of this Agreement.

ITEM 6: Exhibits

(i) Exhibits - See exhibit index below.

Exhibit No.	Description
3.1

Certificate of Increase of Series A Junior Participating Preferred Stock (incorporated by reference to exhibit 3.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2023).

3.1(ii)	Amended and Restated By-Laws of Registrant (incorporated by reference to exhibit 3.1(ii) to the Company’s Current Report on Form 8-K (No. 001-27072) filed August 1, 2024).

4.1	Third Amended and Restated Rights Agreement, dated May 12, 2023 between AIM ImmunoTech Inc. (formerly, Hemispherx Biopharma, Inc.) and American Stock Transfer & Trust Company, LLC. (incorporated by reference to exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed May 15, 2023).

10.1	October 4, 2023 Lease extension for Riverton office (incorporated by reference 10.106 to the Company’s Registration Statement on Form S-1 (No. 333-278839) filed April 19, 2024).

10.2	March 15, 2024 Addendum 1 to Lease for Ocala office (incorporated by reference to Exhibit 10.107 to the Company’s Registration Statement on Form S-1 (No.333-278839) filed April 19, 2024).

10.3	Form of Securities Purchase Agreement, dated as of May 31, 2024, by and among the Company and a Purchaser (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed June 3, 2024).

10.4	August 12, 2024 Amendment to Employment Agreement for Thomas K Equels*

10.5	August 12, 2024 Amendment to Employment Agreement for Peter W Rodino III*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: August 14, 2024

