Form 10-Q
period 2024-09-30
AIM ImmunoTech Inc.
filed 2024-11-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

63,706,446 shares of common stock were outstanding, and no shares of series B preferred stock were outstanding as of November 11, 2024.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited September 30, 2024 and Audited December 31, 2023)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$915	$5,439
Marketable securities	6,287	7,631
Funds receivable from New Jersey net operating loss	—	1,184
Prepaid expenses and other current assets	368	302
Total current assets	7,570	14,556
Property and equipment, net	117	127
Right of use asset, net	653	697
Patent and trademark rights, net	2,532	2,313
Other assets	2,716	1,688
Total assets	$13,588	$19,381
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,264	$6,443
Accrued expenses	1,011	1,986
Current portion of operating lease liability	232	223
Current portion of note payable, net	2,593	—
Total current liabilities	10,100	8,652
Long-term liabilities:
Operating lease liability	437	495
Note payable, net	139	—
Total liabilities	10,676	9,147
Commitments and contingencies (Notes 13 and 14)

Stockholders’ equity:
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of September 30, 2024, and December 31, 2023, respectively: issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; no issued and outstanding as of September 30, 2024 and 689 issued and outstanding as December 31, 2023	—	689
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 58,668,647 and 49,102,484 as of September 30, 2024 and December 31, 2023, respectively	59	49
Additional paid-in capital	423,714	419,004
Accumulated deficit	(420,861)	(409,508)
Total stockholders’ equity	2,912	10,234
Total liabilities and stockholders’ equity	$13,588	$19,381

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Clinical treatment programs - US	$35	$46	$125	$137
Total Revenues	35	46	125	137
Costs and Expenses:
Production costs	8	30	24	30
Research and development	1,437	2,734	4,533	7,739
General and administrative	3,079	5,439	9,485	10,280
Total Costs and Expenses	4,524	8,203	14,042	18,049
Operating loss	(4,489)	(8,157)	(13,917)	(17,912)
Gain (loss) on investments	273	(310)	96	(201)
Interest and other income	718	294	3,379	811
Interest expense and other finance costs	(202)	—	(453)	—
Gain on sale of fixed assets	—	39	—	16
(Loss) on warrant issuance	—	—	(458)	—
Gain from sale of income tax operating losses	—	318	—	900

Net Loss	$(3,700)	$(7,816)	$(11,353)	$(16,386)
Basic and diluted loss per share	$(0.06)	$(0.16)	$(0.21)	$(0.34)
Weighted average shares outstanding basic and diluted	57,677,016	48,635,165	53,351,467	48,483,802

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(in thousands except share data)

(Unaudited)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2023	$689	49,102,484	$49	$419,004	$—	$(409,508)	$10,234
Common stock issuance, net of costs	—	807,577	1	328	—	—	329
Cashless exercise of warrants	—	3,272	—	—	—	—	—
Equity-based compensation	—	—	—	80	—	—	80
Committed shares	—	338,600	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—	(5,817)	(5,817)
Balance March 31, 2024	$689	50,251,933	$50	$419,412	$—	$(415,325)	$4,826
Common stock issuance, net of costs	—	6,884,747	7	525	—	—	532
Issuance of warrants	—	—	—	2,500	—	—	2,500
Equity-based compensation	—	—	—	80	—	—	80
Series B preferred shares expired	(689)	—	—	689	—	—	—
Net comprehensive loss	—	—	—	—	—	(1,836)	(1,836)
Balance June 30, 2024	$—	57,136,680	$57	$423,206	$—	$(417,161)	$6,102
Common stock issuance, net of costs	—	653,430	1	179	—	—	180
Issuance of warrants	—	—	—	—	—	—	—
Equity-based compensation	—	878,537	1	329	—	—	330
Series B preferred shares expired	—	—	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—	(3,700)	(3,700)
Balance September 30, 2024	$—	58,668,647	$59	$423,714	$—	$(420,861)	$2,912

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2022	$696	48,084,287	$48	$418,270	$—	$(380,546)	$38,468
Common stock issuance, net of costs	—	322,583	—	100	—	—	100
Equity-based compensation	—	—	—	82	—	—	82
Series B preferred shares converted to common shares	(4)	456	—	4	—	—	—
Net comprehensive loss	—	—	—	—	—	(3,661)	(3,661)
Balance March 31, 2023	$692	48,407,326	$48	$418,456	—	$(384,207)	$34,989
Common stock issuance, net of costs	—	11,937	—	5	—	—	5
Equity-based compensation	—	—	—	50	—	—	50
Series B preferred shares converted to common shares	(2)	228	—	2	—	—	—
Net Comprehensive loss	—	—	—	—	—	(4,909)	(4,909)
Balance June 30, 2023	$690	48,419,491	$48	$418,513	$—	$(389,116)	$30,135
Common stock issuance, net of costs	—	377,959	—	233	—	—	233
Equity-based compensation	—	—	—	50	—	—	50
Series B preferred shares converted to common shares	—	—	—	—	—	—	—
Net Comprehensive loss	—	—	—	—	—	(7,816)	(7,816)
Balance September 30, 2023	$690	48,797,450	$48	$418,796	$—	$(396,932)	$22,602

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(in thousands)

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(11,353)	$(16,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	28	30
Abandonment of patent and trademark rights	46	14
Amortization of patent, trademark rights	154	150
Changes in right of use assets	226	151
Gain from sale of income tax operating losses	—	(900)
Equity-based compensation	490	182
(Gain) loss on sale of marketable securities	(95)	201
Loss on issuance of warrants	458	—
Amortization of financial obligation	232	—
Change in assets and liabilities:
Other receivables	—	(9)
Funds receivable from New Jersey net operating loss	1,181	1,676
Prepaid expenses and other current assets and other non-current assets	(63)	192
Lease liability	(231)	(136)
Other assets	(1,028)	—
Accounts payable	(179)	2,411
Accrued expenses	(799)	915
Net cash used in operating activities	(10,933)	(11,509)
Cash flows from investing activities:
Proceeds from sale of marketable securities	1,597	924
Purchase of marketable securities	(158)	(1,155)
(Purchase of) property and equipment	(18)	(10)
Purchase of patent and trademark rights	(419)	(377)
Net cash provided by (used in) investing activities	1,002	(618)
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	860	338
Proceeds from note payable, net of issuance costs	2,500	—
Proceeds from issuance of equity warrants	2,047	—
Net cash provided by financing activities	5,407	338
Net decrease in cash and cash equivalents	(4,524)	(11,789)
Cash and cash equivalents at beginning of period	5,439	27,053
Cash and cash equivalents at end of period	$915	$15,264
Supplemental disclosures of non-cash investing and financing cash flow information:
Operating lease-Right of Use Assets	$(3)	$49
Unrealized gain (loss) on marketable securities	$373	$(71)
Conversion of Series B preferred	$—	$6
Conversion of note payable interest into shares	$175	$—

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

AIM’s flagship products are Ampligen (rintatolimod) and Alferon N Injection (Interferon alfa). Ampligen is a double-stranded RNA (“dsRNA”) molecule being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen has not been approved by the FDA or marketed in the United States but is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt about the Company’s ability to continue as a going concern exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. The Company has suffered losses from operations and net cash used on operating activities for the nine-month period ended September 30, 2024, and has a working capital deficit as of September 30, 2024. Additionally, the Company’s stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“NYSE American”). These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Management evaluated the conditions, and the significance of these conditions related to the Company’s ability to meet its obligations and determined that the primary cause of the deficit was related to certain accounts payable which the Company is currently in negotiations with the vendor. These negotiations are ongoing and could result in significant amounts which could partially alleviate the negative working capital. There is no assurance as to the timing or outcome of these efforts. If the Company is unable to implement sufficient mitigation efforts, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

Note 2: Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. At various times throughout the nine months ended September 30, 2024, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Note 3: Marketable Securities

Marketable securities consist of mutual funds. At September 30, 2024 and December 31, 2023, it was determined that none of the marketable securities had an other-than-temporary impairment. At September 30, 2024 and December 31, 2023, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 12: Fair Value). At September 30, 2024, and December 31, 2023 the Company held $6,287,000 and $7,631,000 respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of $6,287,000 at September 30, 2024. The net gain recognized for the three-month period ended September 30, 2024 on equity securities was $273,000. The net losses recognized for the three-month period ended September 30, 2024 on equity securities sold during the period were ($59,000). The unrealized gains recognized for the three-month period ended September 30, 2024 on equity securities still held was $332,000. The net gain recognized for the nine-month period ended September 30, 2024 on equity securities was $96,000. The net losses recognized for the nine-month period ended September 30, 2024 on equity securities sold during the period were ($277,000). The unrealized gains recognized for the nine-month period ended September 30, 2024 on equity securities still held was $373,000.

Mutual Funds classified as available for sale consisted of $7,631,000 at December 31, 2023. The net loss recognized for the three-month period ended September 30, 2023 on equity securities was ($309,000).  The net losses recognized for the three-month period ended September 30, 2023 on equity securities sold during the period were ($42,000). The unrealized losses recognized during the three-month period ended September 30, 2023 on equity securities still held was ($267,000). The net losses recognized for the nine-month period ended September 30, 2023 on equity securities was ($201,000). The net losses recognized for the nine-month period ended September 30, 2023 on equity securities sold during the period were ($130,000). The unrealized losses recognized during the nine-month period ended September 30, 2023 on equity securities still held was ($71,000).

Note 4: Property and Equipment, net

	(in thousands)
	September 30, 2024	December 31, 2023
Furniture, fixtures, and equipment	1,466	1,448
Less: accumulated depreciation	(1,349)	(1,321)
Property and equipment, net	$117	$127

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the nine months ending September 30, 2024 and September 30, 2023 was $28,000 and $30,000, respectively.

Note 5: Patents, and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$3,315	$(887)	$2,428	$2,947	$(750)	$2,197
Trademarks	232	(128)	104	229	(113)	116
Net amortizable patents and trademarks rights	$3,547	$(1,015)	$2,532	$3,176	$(863)	$2,313

Patent and trademark rights acquisitions, abandonments and amortization:

December 31, 2023	$2,313
Acquisitions	419
Abandonments and expirations	(46)
Amortization	(154)
September 30, 2024	$2,532

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over an estimated useful life of 17 years for patents and 10 years for trademarks. The weighted remaining average amortization period is approximately 12 years for patents and 6 years for trademarks, respectively. The company expenses annuity costs related to its trademarks and patents.

Amortization of patents and trademarks for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2024	$72
2025	268
2026	265
2027	239
2028	219
Thereafter	1,469
Total	$2,532

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2024	December 31, 2023
Compensation	$1	$414
Professional fees	790	1,352
Clinical trial expenses	132	184
Interest	51	—
Other expenses	37	36
	$1,011	$1,986

Note 7: Unsecured Promissory Note

On February 16, 2024, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2,500,000 in exchange for an unsecured promissory Note with an Original Issue Discount of $781,250. The Company will pay $3,301,250 consisting of the principal amount of the Note, together with the original issue discount and $20,000 of lender transaction fees, no later than February 16, 2026. The stated interest rate of the note is 10%. There was no debt at December 31, 2023.

Debt schedule at September 30, 2024 (in thousands)
Long-term debt	$3,301
Unamortized Original issue discount	(555)
Unamortized Financing fees	(14)
2,732
Less current portion of long-term debt, net	(2,593)

Long-term debt, net	$139

Interest expense related to long-term debt was $226,000 at September 30, 2024. Amortization expenses related to long-term debt was $232,000 at September 30, 2024. This consisted of $226,000 in original issue discount and $6,000 for loan fee amortization. Future maturities of long-term debt at September 30, 2024 were $750,000 for fiscal years ending December 31, 2024 and $2,551,000 for fiscal years ending December 31, 2025.

Current portion of long-term debt of approximately $3,000,000 is net of the current portion of debt discount of approximately $397,000 and the current portion of debt origination costs of approximately $10,000 as of September 30, 2024.

Long-term portion of debt of approximately $301,000 is net of the long-term portion of debt discount of approximately $159,000 and the unamortized debt origination costs of approximately $3,000 as of September 30, 2024.

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

Note 8: Equity-Based Compensation

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. After taking into account the 44:1 reverse stock split which was effected in June 2019, initially, a maximum of 230,390 shares of common stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. When the plan was amended and restated, an additional 250,000 shares were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). On August 3, 2020, and July 1, 2021, 2022, 2023 and 2024, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan increased by 685,012 shares, 956,660 shares, 960,976 shares, 968,389 and 1,142,733 shares, respectively. As a result of the 2018 Plan Evergreen Provisions, a maximum of 5,167,160 shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of September 30, 2024. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. During the fiscal year ended December 31, 2018, the Board of Directors issued 1,189,284 options to each employee, the officers and directors at the exercise price of $9.68 expiring in 10 years (27,028 options post reverse split). During the fiscal year ending December 31, 2019, 1,727,756 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year (39,266 options post reverse split). During the fiscal year ending December 31, 2020, 1,025,000 options were issued to each of these officers and directors with an exercise price range of $2.77 to $3.07 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2021, 613,512 options were issued to officers, directors and consultants with an exercise price range of $1.11 to $1.71 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2022, 850,000 options were issued to officers, directors and consultants with an exercise price range of $0.31 to $0.71 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2023, 400,000 options were issued to officers with an exercise price of $0.47 for a period of ten years with a vesting period of one year. During the nine months ended September 30, 2024 there were no options issued.

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the nine months ended September 30, 2024, and 2023, there were no options granted.

Stock options activity during the three months ended September 30, 2024, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2024	2,407,775	$2.50	8.70	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(95)	—	—	—
Outstanding September 30, 2024	2,407,680	$2.44	8.70	$—
Vested and expected to vest September 30, 2024	2,407,680	$2.44	8.70	$—
Exercisable September 30, 2024	2,341,014	$1.66	7.17	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested June 30, 2024	166,666	$4.11	18.87	$—
Granted	—	—	—	—
Expired	(95)	—	—	—
Vested	(99,905)	0.47	7.17	—
Unvested September 30, 2024	66,666	$9.61	36.22	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2024	885,055	$2.02	9.23	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(95)	—	—	—
Outstanding September 30, 2024	884,960	$1.88	9.23	$—
Vested and expected to vest September 30, 2024	884,960	$1.88	9.23	$—
Exercisable September 30, 2024	729,960	$1.87	10.06	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested June 30, 2024	155,001	$3.42	11.30	$—
Granted	—	—	—	—
Expired	(95)	—	—	—
Vested	95	0.46	10.18	—
Unvested September 30, 2024	155,001	$3.42	11.31	$—

Stock-based compensation expense was approximately $80,000 and $50,000 for the three months ended September 30, 2024, and 2023, resulting in an increase in general and administrative expenses, respectively.

Employee stock option activity during the nine months ended September 30, 2024, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2024	2,408,438	$2.50	8.70	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(758)	—	—	—
Outstanding September 30, 2024	2,407,680	$2.44	8.70	$—
Vested and expected to vest September 30, 2024	2,407,680	$2.44	8.70	$—
Exercisable September 30, 2024	2,341,014	$1.66	7.17	$—

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2024	366,666	$2.13	12.44	$—
Granted	—	—	—	—
Expired	(758)	—	—	—
Vested	(299,242)	0.47	7.17	—
Unvested September 30, 2024	66,666	$9.61	36.22	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2024	885,055	$2.02	9.23	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(95)	—	—	—
Outstanding September 30, 2024	884,960	$1.88	9.23	$—
Vested and expected to vest September 30, 2024	884,960	$1.88	9.23	$—
Exercisable September 30, 2024	729,960	$1.87	10.06	$—

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested January 1, 2024	335,001	$1.83	10.70	$—
Granted	—	—	—	—
Expired	(95)	—	—	—
Vested	(179,905)	0.46	10.18	—
Unvested September 30, 2024	155,001	$3.42	11.31	$—

Stock-based compensation expense was approximately $490,000 and $182,000 for the nine months ended September 30, 2024, and 2023, respectively.

As part of the Company’s cash conservation strategy, the Company issued common stock as a substitute for cash salaries to certain executives. For the three and nine months ended September 30, 2024, stock issued as payroll totaled $250,000, which is included in the overall equity-based compensation expense. There was no stock issued as payroll for the three and nine months ended September 30, 2023.

On September 30, 2024, and 2023, respectively, there was approximately $53,400 and $35,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

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

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. As of September 30, 2024, there were no Series A Junior Participating Preferred Stock outstanding.

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

Pursuant to a registration statement relating to a rights offering (the “Rights Offering”) declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and redeemable warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The redeemable warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. As of September 30, 2024, 689 shares of Series B Convertible Preferred Stock had expired, and none were converted prior to expiration.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of September 30, 2024, and December 31, 2023, there were 58,668,647 and 49,102,484 shares of common stock issued and outstanding, respectively.

Employee Stock Purchase Plan (Not equity compensation)

On July 7, 2020, the Board approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price (including subsequent plans, the “Employee Stock Purchase Plan”). Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. The Company created successive new plans following the expiration of the July 7, 2020 plan. The latest plan was approved by the Board on October 21, 2024 and expires in December 2024.

During the three months ended September 30, 2024, the Company did not issue any shares of its common stock as part of the employee stock purchase plan.

During the nine months ended September 30, 2024, the Company issued a total of 335,603 shares of its common stock at a price ranging from $0.33 to $0.41 for total proceeds of approximately $120,000 as part of the employee stock purchase plan.

During the three months ended September 30, 2023, the Company issued a total of 62,841 shares of its common stock at a price ranging from $0.44 to $0.67 for total proceeds of approximately $35,500 as part of the employee stock purchase plan.

During the nine months ended September 30, 2023, the Company issued a total of 385,424 shares of its common stock at a price ranging from $0.31 to $0.67 for total proceeds of approximately $135,000 as part of the employee stock purchase plan.

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

During the three months ended September 30, 2024, there were no warrants exercised and 15,000 warrants expired unexercised. During the nine months ended September 30, 2024, 205,000 warrants were exercised, and 5,830,028 warrants expired unexercised. As of September 30, 2024 there were no warrants outstanding and December 31, 2023 there were 152,160 post-split warrants outstanding, respectively.

Equity Distribution Agreement

On April 19, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”) with Maxim Group LLC (“Maxim”), pursuant to which the Company may sell, from time to time, shares of its common stock having an aggregate offering price of up to $8,500,000 through Maxim, as agent (the “Offering”). Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the EDA, Maxim will be entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. During the year ended December 31, 2023, the Company sold 598,114 shares under the EDA for total gross proceeds of approximately $344,000, which includes a 3.0% fee to Maxim of $10,326. For the three months ended September 30, 2024, the Company sold 10,975 shares under the EDA for total gross proceeds of approximately $4,110, which includes a 3.0% fee to Maxim of $123. For the nine months ended September 30, 2024, the Company sold 1,305,653 shares under the EDA for total gross proceeds of approximately $630,204 which includes a 3.0% fee to Maxim of $18,906.

Equity Purchase Agreement

On March 28, 2024, the Company entered into a purchase agreement and a registration rights agreement with Atlas Sciences, LLC (“Atlas”), pursuant to which Atlas committed to purchase up to $15,000,000 of common stock of the Company for a period of 24 months from the date of the purchase agreement. No assurance can be given as to the actual amount that will be raised pursuant to the purchase agreement.

Under the terms of the purchase agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the purchase agreement are limited to a daily maximum of the lessor of: $500,000, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the purchase agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 9,975,000 shares for resale pursuant to the Atlas Agreements, consisting of 9,636,400 shares that can be sold by the Company to Atlas and 338,600 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective on May 1, 2024. There were no shares issued for the three months ended September 30, 2024. As of September 30, 2024, a total of 759,685 shares have been issued pursuant to the purchase agreement for a total of approximately $128,000.

Securities Purchase Agreement

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which, on June 3, 2024, the Company issued to the Purchaser, (i) in a registered direct offering, 5,640,958 shares of the Company’s common stock (the “Shares”), par value $0.001 per share (“common stock”) and (ii) in a concurrent private placement, the Company issued to the Purchaser Class A common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “A Warrants”) at an exercise price of $0.363 per share and Class B common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $0.363 per share. The A Warrants and B Warrants are not exercisable for six months after the issuance date and expire, respectively, 24 months and five years and six months after the issuance date. The Common Warrants and the shares of common stock issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

The Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022 (as amended from time to time, the “Registration Statement”).

Pursuant to the terms of the Purchase Agreement, subject to certain exceptions, the Company could not issue any equity securities for 60 days following the issuance date, provided that the Company was able to utilize its at-the-market offering program with the Placement Agent after 30 days. Additionally, the Company cannot enter into a variable rate transaction (other than the ATM program with the Placement Agent) for 120 days after the issuance date. In addition, the Company’s executive officers and each of the Company’s directors have entered into lock-up agreements with the Company pursuant to which each of them has agreed not to, for a period of 90 days from the closing of the Transactions, offer, sell, transfer or otherwise dispose of the Company’s securities, subject to certain exceptions.

The exercise price of the Common Warrants, and the number of Common Warrant Shares, are subject to adjustment in the event of any stock dividend or split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Common Warrants. If a Fundamental Transaction (as defined in the Common Warrants) occurs, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of its obligations under the Common Warrants with the same effect as if such successor entity had been named in the warrant itself. Common Warrant Holders will have additional rights defined in the Common Warrants. The Common Warrants are exercisable on a “cashless” basis only if there is not a current registration statement permitting public resale. In this regard, the Company filed a registration statement to register the resale of the Common Warrant Shares providing for the resale of the Shares issued and issuable upon exercise of the Common Warrants. That registration statement was declared effective by the SEC on July 11, 2024. The Company has agreed to use commercially reasonable efforts to cause such registration statement to keep such registration statement effective at all times until no Purchaser owns any Warrants or Warrant Shares issuable upon exercise thereof.

Maxim Group LLC acted as the placement agent (the “Placement Agent”) on a “commercially reasonable best efforts” basis, in connection with the Transactions pursuant to the Placement Agency Agreement, dated May 31, 2024 (the “Placement Agency Agreement”), by and between the Company and the Placement Agent. Pursuant to the Placement Agency Agreement, the Placement Agent was paid a cash fee of 8% of the aggregate gross proceeds paid to the Company for the securities sold in the Transactions and reimbursement of certain out-of-pocket expenses.

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the condensed consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2.5 million. For the nine months ended September 30,2024, no Common Warrants were exercised, and all remain outstanding on September 30, 2024 related to this agreement.

On September 30, 2024, the Company entered into a Securities Purchase Agreement to complete an offering with a single accredited investor. For more information see Note 15: Subsequent Events.

Note 10: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 14,574,557 and 2,763,020 shares for the nine months ended September 30, 2024 and 2023, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 11: Recent Accounting Pronouncements

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

Note 12: Fair Value

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

The Company utilized the following assumptions to estimate the fair value of the Class A Warrants:

	September 30,	December 31,
	2024	2023
Underlying price per share	$0.350	—
Exercise price per share	$0.363	—
Risk-free interest rate	4.42%	—
Expected holding period	5.5 years	—
Expected volatility	110%	—
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the Class B Warrants:

	September 30,	December 31,
	2024	2023
Underlying price per share	$0.350	—
Exercise price per share	$0.363	—
Risk-free interest rate	4.82%	—
Expected holding period	2 years	—
Expected volatility	89%	—
Expected dividend yield	—	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. AIM categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2024, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$67	$67	$—	$—
Marketable securities	$6,287	$6,287	$—	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,805	$4,805	$—	$—
Marketable securities	$7,631	$7,631	$—	$—

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

At September 30, 2024 and December 31, 2023, the balance of the right of use assets was $653,000 and $697,000, respectively, and the corresponding operating lease liability balance was $669,000 and $718,000, respectively. Right of use assets are recorded net of accumulated amortization of $404,000 and $363,000 as of September 30, 2024 and December 31, 2023, respectively.

AIM recognized rent expense associated with these leases are follows:

	(in thousands)
	September 30, 2024	September 30, 2023
Lease costs:
Operating lease costs	$226	$214
Short-term and variable lease costs	205	253

Total lease costs	$431	$467
Classification of lease costs
Research & development	$358	$400
General and administrative	73	67

Total lease costs	$431	$467

The Company’s leases have remaining lease terms between 6 and 35 months. At September 30, 2024, the weighted-average remaining term was 32 months. At December 31, 2023, the weighted-average remaining term was 41 months. The Company’s weighted average incremental borrowing rate for its leases was 10.2% at September 30, 2024 and 10% at December 31, 2023.

Future minimum payments as of September 30, 2024, are as follows:

Year Ending December 31, (in thousands)
2024	$78
2025	276
2026	244
2027	159
Thereafter	—
Less imputed interest	(88)
Total	$669

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

During the three months ended September 30, 2024, research and development expenses were comprised of: clinical studies ($582,000), manufacturing and engineering ($306,000), quality control ($398,000) and regulatory ($151,000).

During the three months ended September 30, 2023, research and development expenses were comprised of: clinical studies ($1,916,000), manufacturing and engineering ($396,000), quality control ($251,000) and regulatory ($170,000).

During the nine months ended September 30, 2024, research and development expenses were comprised of: clinical studies ($1,880,000), manufacturing and engineering ($882,000), quality control ($1,232,000) and regulatory ($540,000).

During the nine months ended September 30, 2023, research and development expenses were comprised of: clinical studies ($3,845,000), manufacturing and engineering ($2,783,000), quality control ($752,000) and regulatory ($359,000).

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the nine months ended September 30, 2024.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the three months ended September 30, 2024 and 2023, the Company incurred approximately $275,400 and $516,284, respectively, related to these ongoing agreements. During the nine months ended September 30, 2024 and 2023, the Company incurred approximately $881,987 and $1,294,265, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8,400,000. This estimate includes pass-through costs of approximately $1,000,000 and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

○	During the three months ended September 30, 2024, the Company incurred approximately $129,000 related to this agreement. During the three months ended September 30, 2023, the Company incurred approximately $82,600 related to this agreement.

○	During the nine months ended September 30, 2024, the Company incurred approximately $141,100 related to this agreement. During the nine months ended September 30, 2023, the Company incurred approximately $350,600 related to this agreement.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6,400,000, which includes pass through costs of approximately $125,000, investigator costs estimated at about $4,400,000 and excludes certain other third-party costs and escalations. During 2023, the original work order increased to approximately $6,600,000 for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. This study was completed in 2023, although certain activities are still ongoing.

○	During the three months ended September 30, 2024, the Company incurred approximately $27,500 related to this agreement. During the three months ended September 30, 2023, the Company incurred approximately $447,600 related to this agreement.

○	During the nine months ended September 30, 2024, the Company incurred approximately $195,800 related to this agreement. During the nine months ended September 30, 2023, the Company incurred approximately $783,400 related to this agreement.

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

○	During the three months ended September 30, 2024, the Company did not incur any expense related to this agreement. During the three months ended September 30, 2023, the Company did not incur any expense related to this agreement.

○	During the nine months ended September 30, 2024, the Company incurred approximately $1,200 related to this agreement. During the nine months ended September 30, 2023, the Company incurred approximately $1,432,000 related to this agreement.

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

○	During the three months ended September 30, 2024, the Company incurred approximately $133,000 related to this agreement. During the three months ended September 30, 2023, the Company did not incur any expense related to this agreement.

○	During the nine months ended September 30, 2024, the Company incurred approximately $261,600 related to this agreement. During the nine months ended September 30, 2023, the Company incurred approximately $357,000 related to this agreement.

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

○	During the three months ended September 30, 2024, the Company did not incur any expense related to this agreement. During the three months ended September 30, 2023, the Company did not incur any expense related to this agreement.

○	During the nine months ended September 30, 2024, the Company incurred approximately $79,000 related to this agreement. During the nine months ended September 30, 2023, the Company incurred approximately $100,000 related to this agreement.

Azenova Sales International

In October 2023, the Company entered into a consulting agreement with Azenova, LLC whereas Azenova will provide business development services for AIM’s Ampligen product for solid tumors for a 12-month term that is extendable upon the agreement of the parties. In exchange for its services, Azenova will receive a fixed monthly retainer of $30,000 per month in addition to 360,000 stock options that vest monthly. In August 2024, an agreement was made to reduce the fixed monthly retainer fee to $10,000.

○	During the three months ended September 30, 2024, the Company incurred approximately $50,000 related to this agreement. During the three months ended September 30, 2023, the Company did not incur any expense related to this agreement.

○	During the nine months ended September 30, 2024, the Company incurred approximately $230,000 related to this agreement. During the nine months ended September 30, 2023, the Company did not incur any expense related to this agreement.

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

○	During the three months ended September 30, 2024, the Company did not incur any expense for lab services from Alcami. During the three months ended September 30, 2023, the Company incurred approximately $8,800 of lab services from Alcami.

○	During the nine months ended September 30, 2024, the Company incurred approximately $14,000 of lab services from Alcami. During the nine months ended September 30, 2023, the Company incurred approximately $25,000 of lab services from Alcami.

Note 15: Subsequent Events

On September 30, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”). The Transactions closed on October 1, 2024. Pursuant to the Purchase Agreement, at closing, the Company issued to the Purchaser, (i) in a registered direct offering, 4,653,036 shares of the Company’s common stock (the “Shares”), par value $0.001 per share (“Common Stock”); and (ii) in a concurrent private placement, the Company issued to the Purchaser Class C common warrants to purchase an aggregate of up to 4,653,036 shares of its Common Stock (the “C Warrants”) at an exercise price of $0.28 per share and Class D common warrants to purchase an aggregate of up to 4,653,036 shares of its Common Stock (the “D Warrants” and, along with the C Warrants, the “Common Warrants”) at an exercise price of $0.28 per share. The C Warrants and D Warrants will not be exercisable for six months after the issuance date and will expire, respectively, 24 months and five years and six months after the issuance date. The Common Warrants and the shares of Common Stock issuable upon the exercise of such warrants were offered pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

The Company received aggregate gross proceeds from the Transactions of approximately $1.26 million, before deducting fees to the Placement Agent and other estimated offering expenses payable by the Company. The shares underlying the Common Warrants are being offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022 (as amended from time to time, the “Registration Statement”).

Pursuant to the terms of the Purchase Agreement, subject to certain exceptions, the Company cannot issue any equity securities for 60 days following the closing of the Transactions (the “Closing Date”), provided that the Company will be able to utilize it’s at-the-market offering (the “ATM”) program with the Placement Agent after 30 days. Additionally, the Company cannot enter into a variable rate transaction (other than the ATM program with the Placement Agent) for 120 days after the Closing Date. In addition, the Company’s executive officers and each of the Company’s directors have entered into lock-up agreements with the Company pursuant to which each of them has agreed not to, for a period of 90 days from the Closing Date, offer, sell, transfer or otherwise dispose of the Company’s securities, subject to certain exceptions.

The exercise price of the Common Warrants, and the number of shares of Common Stock underling the Common Warrant (the “Common Warrant Shares”) will be subject to adjustment in the event of any stock dividend or split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Common Warrants. If a Fundamental Transaction (as defined in the Common Warrants) occurs, then the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of its obligations under the Common Warrants with the same effect as if such successor entity had been named in the warrant itself. Common Warrant Holders will have additional rights defined in the Common Warrants. The Common Warrants will be exercisable on a “cashless” basis only if there is not a current registration statement permitting public resale. In this regard, the Company has agreed to file a registration statement to register the resale of the Common Warrant Shares as soon as practicable (and in any event within 45 calendar days of the date of the Purchase Agreement) providing for the resale of the Shares issued and issuable upon exercise of the Common Warrants. The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective within 181 days following the Closing Date and to keep such registration statement effective at all times until no Purchaser owns any Common Warrants or Common Warrant Shares issuable upon exercise thereof.

The Company is currently evaluating the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact, included or incorporated herein regarding our strategy, future operations, financial position, future revenues, projected costs, plans, prospects and objectives are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements and their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, below in this Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II: Other information: Item 1A: “Risk Factors” of this report, and the following sections of our Annual Report on Form 10-K for the year ended December 31, 2023: Part I; Item 1. “Business”, Part I; Item 1A. “Risk Factors”, Part I; Item 3. “Legal Proceedings”, and Part I; Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. Among other things, for those statements, we claim the protection of safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements set forth in this presentation speak only as of the date of this presentation. We do not undertake to update any of these forward-looking statements to reflect events or circumstances that occur after the date hereof. We are in various stages of seeking to determine whether Ampligen® will be effective in the treatment of multiple types of viral diseases, cancers, and immune-deficiency disorders and the presentation sets forth our current and anticipated future activities. These activities are subject to change for a number of reasons. Significant additional testing and trials will be required to determine whether Ampligen® will be effective in the treatment of these conditions. Results obtained in animal models do not necessarily predict results in humans. Human clinical trials will be necessary to prove whether or not Ampligen® will be efficacious in humans. No assurance can be given as to whether current or planned clinical trials will be successful or yield favorable data and the trials are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the institutions sponsoring other trials. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. Among the studies are clinical trials that provide only preliminary data with a small number of subjects, and no assurance can be given that the findings in these studies will prove true or that the study or studies will yield favorable results. Some of the world’s largest pharmaceutical companies and medical institutions are working on a treatment for COVID-19. Even if Ampligen® proves effective in combating the virus, no assurance can be given that our actions toward proving this will be given first priority or that another treatment that eventually proves capable will not make our efforts ultimately unproductive, as multiple vaccines, and some treatments, are now available and major pharma companies are working to develop their own disease treatments. Some of the world’s largest pharmaceutical companies are also working on treatments and cures for different types of cancers. No assurance can be given that the use of Ampligen with these proposed treatments and cures will prove effective. No assurance can be given that future studies will not result in findings that are different from those reported in the studies referenced or incorporated by reference herein. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. In addition, many countries, including Argentina, are still dealing with COVID-19 outbreaks and have made that their primary focus. We believe that this may be delaying our commercialization of Ampligen® in Argentina until COVID-19 is more under control. We cannot assure that our potential foreign operations will not be adversely affected by these risks. No assurance can be given that we will be able to raise additional equity or other financing pursuant to the ATM, Atlas Equity Line or otherwise.

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

Overview

General

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM”, “Company”, “we”, “us” or “our”) are an immuno-pharma company headquartered in Ocala, Florida, focused on the research and development of therapeutics to treat multiple types of cancers, viral diseases and immune-deficiency disorders. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body, and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

Our flagship products are Ampligen (rintatolimod) and Alferon N Injection (Interferon alfa). Ampligen is a double-stranded RNA (“dsRNA”) molecule being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen has not been approved by the FDA or marketed in the United States but is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

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

Because of the differences in the scale of necessary trials, our initial primary focus when it comes to pancreatic cancer will be cases that are locally advanced, rather than metastatic. The number of different approaches to treating metastatic pancreatic cancer — approaches which would be determined by treating physicians — would require a much larger, far more expensive trial than a trial for locally advanced pancreatic cancer. Therefore, we are focusing on patients who have completed FOLFIRINOX and have stable disease. In August 2022, we received Institutional Review Board (“IRB”) approval of the trial protocol in locally advanced pancreatic cancer and announced the trial’s commencement. The study is recruiting patients. Assuming this trial and subsequent planned clinical trials confirm the existing data, our goal is to then submit an NDA for use of Ampligen in pancreatic cancer patients.

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

The FDA has requested that we provide additional data to assist the agency in evaluating the potential risks and benefits of administering Ampligen to asymptomatic and mild COVID-19 individuals. However, as discussed in more detail below, where the threat to the patient from COVID-19 is high, the FDA has already authorized Ampligen in a clinical trial of patients with COVID-19 who have a pre-existing cancer, although this study is currently suspended. We have also elected to explore studies (initially with healthy volunteers) outside the United States and have already conducted a study in the Netherlands to determine the safety profile of the intranasal delivery of Ampligen.

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

Ampligen as a Treatment for Post-COVID Conditions

In July 2023, we enrolled and dosed the first patient in our Phase 2 study evaluating Ampligen® as a potential therapeutic for people with post-COVID conditions (“AMP-518”). We announced in August 2023 that the study had met the planned enrollment of 80 subjects ages 18 to 60 years who have been randomized 1:1 to receive twice-weekly intravenous infusions of Ampligen or placebo for 12 weeks, with a follow-up phase of two weeks. All patients have completed the study, with topline data reported in February 2024 and an analysis of complete patient clinical data reported in January 2024.

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

The FDA authorized an open-label treatment protocol (“AMP-511”) allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received IRB approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of September 30, 2024, there were 7 patients enrolled in this open-label, expanded access treatment protocol (including two patients with Post-COVID Conditions). To date, there have been eight such Post-COVID patients treated in the study. AIM previously reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures.

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

Please see “Myalgic Encephalomyelitis/Chronic Fatigue Syndrome (ME/CFS)” below.

Atlas Equity Line of Credit

On March 28, 2024, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), pursuant to which Atlas has committed to purchase up to $15 million of our common stock. No assurance can be given as to the actual amount that will be raised pursuant to the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Atlas, and Atlas is obligated to purchase up to $15 million of our common stock (the “Commitment Amount”). Such sales by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of shares that have been and may be issued under the Purchase Agreement. We agreed to file the registration statement with the SEC pursuant to the Registration Rights Agreement. Sales could not commence until the registration statement was declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied. The registration statement was declared effective and the final prospectus was filed on May 1, 2024.

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

We have agreed with Atlas that we will not enter into any “variable rate” transactions with any third party for a period defined in the Purchase Agreement. Atlas has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares. Pursuant to the purchase agreement, our ATM with Maxim Group is not deemed to be a variable rate transaction.

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

Securities Purchase Agreement

On May 31, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which we issued to the Purchaser, (i) in a registered direct offering, 5,640,958 shares of our common stock (the “Shares”), par value $0.001 per share (“Common Stock”) and (ii) in a concurrent private placement, we issued to the Purchaser Class A common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “A Warrants”) at an exercise price of $0.363 per share and Class B common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $0.363 per share. The A Warrants and B Warrants will not be exercisable for six months after the issuance date and will expire, respectively, 24 months and five years and six months after the issuance date. The Common Warrants and the shares of common stock issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

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

Pursuant to the terms of the Purchase Agreement, subject to certain exceptions, we could not issue any equity securities for 60 days following the issuance date, provided that we are able to utilize the at-the-market offering program with the Placement Agent after 30 days. Additionally, we cannot enter into a variable rate transaction (other than the ATM program with the Placement Agent) for 120 days after the issuance date. In addition, our executive officers and each of our directors have entered into lock-up agreements with us pursuant to which each of them has agreed not to, for a period of 90 days from the closing of the Transactions, offer, sell, transfer or otherwise dispose of our securities, subject to certain exceptions.

The exercise price of the Common Warrants, and the number of Common Warrant Shares, are subject to adjustment in the event of any stock dividend or split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Common Warrants. If a Fundamental Transaction (as defined in the Common Warrants) occurs, then the successor entity will succeed to, and be substituted for us, and may exercise every right and power that we may exercise and will assume all of its obligations under the Common Warrants with the same effect as if such successor entity had been named in the warrant itself. Common Warrant Holders will have additional rights defined in the Common Warrants. The Common Warrants are exercisable on a “cashless” basis only if there is not a current registration statement permitting public resale. In this regard, the Company filed a registration statement to register the resale of the Common Warrant Shares. That registration statement was declared effective by the SEC on July 11, 2024. The Company has agreed to use commercially reasonable efforts to keep such registration statement effective at all times until no Purchaser owns any Warrants or Warrant Shares issuable upon exercise thereof.

Maxim Group LLC acted as the placement agent (the “Placement Agent”) on a “commercially reasonable best efforts” basis, in connection with the Transactions pursuant to the Placement Agency Agreement, dated May 31, 2024 (the “Placement Agency Agreement”), by and between us and the Placement Agent. Pursuant to the Placement Agency Agreement, the Placement Agent was paid a cash fee of 8% of the aggregate gross proceeds paid to the Company for the securities sold in the Transactions and reimbursement of certain out-of-pocket expenses.

On September 30, 2024, the Company entered into a Securities Purchase Agreement to complete an offering with a single accredited investor. For more information see Note 15: Subsequent Events.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of Ampligen (rintatolimod), a first-in-class drug of large macromolecular double-stranded (ds) RNA (ribonucleic acid) molecules, and our FDA-approved natural alpha-interferon product, Alferon N Injection.

Ampligen is approved for sale in Argentina (to 2026) for severe CFS and is an experimental drug in the United States currently undergoing clinical development for the treatment of certain cancers, ME/CFS and Post-COVID Conditions. Over its developmental history, Ampligen has received various designations, including Orphan Drug Product Designation (FDA and EMA), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Based on the results of published, peer-reviewed pre-clinical studies and clinical trials, we believe that Ampligen may have broad-spectrum antiviral and anti-cancer properties.

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

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021, 2022, 2023 and 2024. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of September 30, 2024, there were 7 patients enrolled in this open-label expanded access treatment protocol. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

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

In June 2018, Ampligen was cited as outperforming two other TLR3 agonists — poly IC and natural double stranded RNA — in creating an enhanced tumor microenvironment for checkpoint blockade therapy in the journal of Cancer Research . In a head-to-head study in explant culture models, Ampligen activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune-suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (“SPORE”).

In 2018, we completed production of two commercial-size batches of more than 16,000 vials of Ampligen, following its “Fill & Finish” at Jubilant HollisterStier, the Contract Manufacturing Organization. These lots passed all required testing for regulatory release for human use and are being used for multiple programs, including: the treatment of ME/CFS; the pancreatic cancer EAP in the Netherlands; and will continue to be used for ongoing and future clinical studies in oncology. Lots of Ampligen were manufactured in December 2019, January 2020 and December 2023. Additionally, in December 2020, we added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance our capacity to produce Ampligen. This addition amplifies our manufacturing capability by providing redundancy and cost savings. The contracts augment our active and in-process fill and finish capacity.

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

●	Pancreatic Cancer Trial

○	The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen versus a no treatment control group following FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In March 2022, the FDA granted clearance to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. The authorization to proceed with the Phase 2 pancreatic cancer clinical trial has been received with potential sites in the Netherlands at Erasmus MC, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC). A Type D meeting package seeking the FDA guidance on expansion of inclusion criteria and treatment arms to be included was submitted to the FDA. In June 2024, a written response to that meeting package was received from the FDA. The study protocol was amended and resubmitted to the FDA in October 2024. The study is still recruiting patients under the current protocol. (https://clinicaltrials.gov/ct2/show/NCT05494697).

○	The DURIPANC Study is a Phase 1b/2 clinical trial combining Ampligen with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi® (durvalumab) for the treatment of late-stage pancreatic cancer. The primary objective of the Phase 1b portion is to determine the safety of combination therapy. Investigators at Erasmus Medical Center (“Erasmus MC”) in the Netherlands had completed the safety evaluation of subjects enrolled in the first dose level of the dose escalation design, finding the combination therapy to be generally well-tolerated with no severe adverse events or dose-limiting toxicities. That first cohort has now reached the pre-determined 6-month stability assessment timepoint and AIM is pleased to announce that two of the three subjects remain stable. The subjects will continue to be treated and receive formal assessment of progression every three months. The standard for calculating median progression-free survival (“PFS”) requires that 50% or more of the subjects have seen disease progression. Because 67% of the patients in the cohort evaluated at 6 months have remained stable, AIM cannot yet report on PFS. Two of the three subjects in the higher-dose second cohort of subjects also have stable disease, although they have not yet reached the 6-month stability assessment timepoint. Investigators continue to treat and monitor these subjects.

●	Advanced Recurrent Ovarian Cancer

○	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study is recruiting subjects. https://clinicaltrials.gov/ct2/show/NCT02432378

○	A Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. In April 2024, researchers released topline data that saw an Objective Response Rate (“ORR”) of 45% in platinum-sensitive subjects with recurrent ovarian cancer. ORR includes complete response (“CR”) and partial response (“PR”) to treatment. There was a total Clinical Benefit Rate (“CBR”) of 55% when including patients who experienced stable disease (“SD”). Researchers also reported a median Progression-Free Survival (“PFS”) of 7.8 months. Based on these results and other research suggesting a similar effect in other solid tumor types, AIM sees an Ampligen combination therapy as having potential across multiple types of cancers. Additional clinical studies are underway and planned in many of these types of tumors to further confirm these effects.” https://clinicaltrials.gov/ct2/show/NCT03734692

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

A manuscript titled “Rintatolimod in Advanced Pancreatic Cancer enhances Anti-Tumor Immunity through Dendritic Cell-Mediated T Cell Responses,” was published in the print version of the journal Clinical Cancer Research in August 2024. Researchers at the Erasmus University Medical Center (“Erasmus MC”) found that Ampligen treatment in pancreatic cancer patients enhances peripheral immune activity at the transcriptomic and proteomic levels, particularly involving type 1 conventional dendritic cells (cDC1s) and T cells. Post-Ampligen, the increased peripheral abundance of BTLA+XCR1+ cDC1s and CD4+SELL+ T cells correlated with improved clinical outcomes. Patients with stable disease exhibited pronounced overexpression of genes related to DC and T cell activation. Notably, the expression of immune checkpoints PD-L1 and PD-L2 decreased post-Ampligen across all patients.

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

A Type D meeting package seeking the FDA guidance on expansion of inclusion criteria and treatment arms to be included was submitted to the FDA. In June 2024, a written response to that meeting package was received from the FDA. The study protocol was amended and resubmitted to the FDA in October 2024. The study is still recruiting patients under the current protocol.

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

Beginning in April 2020, we entered into confidentiality and non-disclosure agreements with numerous companies for the potential outsourcing of the production of polymer, enzyme, placebo as well as Ampligen.

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

In September 2024, we announced that an analysis of the complete clinical patient data from the AMP-518 clinical trial supported our belief in Ampligen as a potential therapeutic for people with the moderate-to-severe Post-COVID condition of fatigue, and that this would be the likely subject population for AIM’s planned follow-up clinical trial. Study subjects with Long COVID were, on average, able to walk farther in a Six-Minute Walk Test (“6MWT”) when compared to subjects who received a placebo. The 6MWT measured the distance a subject was able to walk in six minutes as a baseline and then again at 13 weeks. A clear signal of significant potential (p <0.02, two-tailed T-test) was observed in Ampligen-treated subjects with a baseline 6MWT less than 205 meters, who saw a mean improvement of 139 meters, compared to a mean improvement of 91 meters in the corresponding part of the group who received the placebo. AIM therefore believes that any future trial design should focus on Ampligen’s therapeutic potential for subjects whose Long COVID-related fatigue can be categorized as moderate or worse.

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

In June of 2020, we filed a provisional patent application for, among other discoveries, the use of Ampligen as a potential early-onset therapy for the treatment of COVID-19-induced chronic fatigue.

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

In October 2024, we were granted U.S. patent No. 12,102,649, covering both compositions and methods comprising Ampligen in the treatment of endometriosis, a painful chronic condition in which tissue similar to the lining of the uterus grows outside the uterus, causing severe pelvic pain and making it difficult or impossible to become pregnant. The patented method involves the administration of a therapeutically effective amount of a pharmaceutical composition containing our proprietary double-stranded RNA products. The versatile administration options offer flexibility for patient-specific needs and care. The patent also covers treatments targeting recurrent endometriosis and includes options for co-administration with interferons, including well-known types such as alpha and beta interferons.

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

Following our approval in Argentina, in 2017 we engaged Jubilant HollisterStier (“Jubilant”) to be our authorized CMO for Ampligen. Two lots of Ampligen consisting of more than 16,000 units were manufactured and released in 2018; these lots have been designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, Jubilant manufactured three more lots of Ampligen in December 2019, January 2020 and December 2023. In addition, we have supplied GP Pharm with the Ampligen required for testing and ANMAT release. Once final approval by ANMAT is obtained, we anticipate that GP Pharm will begin distributing Ampligen in Argentina.

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

MARKETING/DISTRIBUTION

In May 2016, we entered into a five-year, exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries (See “Our Products; Ampligen” above). The GP Pharm contract was extended in May 2021 with an end date of May 24, 2024. While we are in discussions with GP Pharm to extend the agreement, we are also open to the possibility of looking for a new partner. In August 2021, ANMAT granted a five-year extension to a previous approval to sell and distribute Ampligen to treat severe CFS in Argentina. This extends the approval until 2026.

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

Each participant immediately vests in his or her deferred salary contributions as well as our safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the nine months ending September 30, 2024 we made approximately $134,200 in contributions, and for the year ending December 31, 2023 approximately $162,000 in contributions were made.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2024 versus three months ended September 30, 2023

Net Loss

Our net loss was approximately $3,700,000 and $7,816,000 for the three months ended September 30, 2024, and 2023, respectively, representing a decrease in loss of approximately $4,116,000 or 53%. This decrease in loss was primarily due to the following:

●	a decrease in research and development expenses of $1,297,000,
●	a decrease in general and administrative expenses of $2,360,000,
●	a decrease in production costs of $22,000,
●	an increase in gain on investments of $583,000,
●	an increase in interest and other income of $424,000; offset by
●	a decrease in gain from sale of Income tax operating of $318,000, and an
●	increase in interest expense of $202,000.

Net loss per share was $ (0.06) and $(0.16) for the three months ended September 30, 2024, and 2023, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2024, was 57,677,016 as compared to 48,635,165 as of September 30, 2023.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $35,000 and $46,000 for the three months ended September 30, 2024, and 2023, respectively, representing a decrease of $11,000 which is primarily related to the fluctuation of patient participation.

For the three months ended September 30, 2024 and 2023, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Interest and Other Income

Interest and other income for the three months ended September 30, 2024, and 2023 was approximately $718,000 and $294,000, respectively, reflecting an increase of approximately $424,000. The increase was primarily due to an amendment in September 2024 to an original agreement that was executed by us and Amarex clarifying and changing the nature of a remaining execution fee of $725,437. The amendment allowed that the remainder would not be exclusive to the original agreement, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash. Therefore, the nature of the payment changed to deposit status and outstanding invoices were applied against the deposit resulting in an overall increase in other income of $657,300 for the three months ended September 30, 2024. The increase in other income was offset by decreased interest income for the three months ended September 30, 2024 of approximately $233,000 interest income was $61,000 and $294,000, for the three months ended September 30, 2024 and 2023, respectively.

Gain (loss) on Investments, net

Gain (loss) on investments for the three months ended September 30, 2024, and 2023 was approximately $273,000 and ($310,000), respectively, reflecting an increase in gain on investments of approximately $583,000. The increase in gain was due to the change in the fair value of equity investments.

Production Costs

Production costs were approximately $8,000 and $30,000, respectively, for the three months ended September 30, 2024, and 2023, representing a decrease of $22,000 in production costs. This decrease was due to an increase in production costs for the three months ended 2023 due to production starting in that quarter.

Gain (loss) from sale of income tax operating loss

The quarterly income tax benefit for the three months ended September 30, 2024, was $0 compared to a gain of $318,000 for the three months ended September 30, 2023. This was due to the lifetime limit of $20,000,000 for the sale of the New Jersey NOL being reached and therefore no tax provision was calculated in 2024.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended September 30, 2024, were approximately $1,437,000, as compared to $2,734,000 for the same period a year ago, reflecting a decrease of approximately $1,297,000. The primary reason for the decrease in R&D costs was a decrease in clinical expenses of $1,384,000 as well as a decrease in outside contractors of $20,000 offset by an increase in patent and trademark expenses of approximately $44,000, salaries of $18,000, rent expense of $16,000, computer & information services expense of $16,000 as well as consultant fees of $13,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2024, and 2023, were approximately $3,079,000 and $5,439,000, respectively, reflecting a decrease of approximately $2,360,000. The decrease in G&A expenses for the three months ended September 30, 2024 was due primarily to approximate decreases of professional fees of $2,395,000, public relation expenses of $138,000, insurance expense of $55,000, rent expense of $33,000, office expenses of $30,000, salaries of $27,000 offset by increases of stock compensation of $280,000, and license and taxes of $44,000.

Interest Expenses

Interest expenses for the three months ended September 30, 2024 was approximately $202,000 and there was no interest expense for the three months ended September 30, 2023. The increase in interest expense for the three months ended September 30, 2024 was due to the interest expense incurred related to the Note Purchase Agreement entered into on February 16, 2024 with Streeterville.

Nine months ended September 30, 2024 versus nine months ended September 30, 2023

Net Loss

Our net loss was approximately $11,353,000 and $16,386,000 for the nine months ended September 30, 2024, and 2023, respectively, representing a decrease in loss of approximately $5,033,000 or 31%. This decrease in loss was primarily due to the following:

●	a decrease in research and development expenses of $3,206,000,
●	a decrease in general and administrative expenses of $795,000,
●	a decrease in production costs of $6,000,
●	an increase in gain on investments of $297,000,
●	an increase in interest and other income of $2,568,000; offset by
●	a decrease in gain from sale of Income tax operating of $900,000,
●	an increase in warrant valuation of $458,000, and an
●	increase in interest expense of $453,000.

Net loss per share was $ (0.21) and $(0.34) for the nine months ended September 30, 2024, and 2023, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2024, was 53,351,467 as compared to 48,483,802 as of September 30, 2023.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $125,000 and $137,000 for the nine months ended September 30, 2024, and 2023, respectively, representing a decrease of $12,000 which is primarily related to the fluctuation of patient participation.

For the nine months ended September 30, 2024 and 2023, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2024, and 2023 was approximately $3,379,000 and $811,000, respectively, reflecting an increase of approximately $2,568,000. The increase was primarily due to a recovery of $2,500,000 from the primary level of the Director and Officer (D&O) insurance proceeds during the nine months ended September 30, 2024 related to legal costs recovered related to shareholder litigation matters in addition to an amendment in September 2024 to an original agreement that was executed by us and Amarex clarifying and changing the nature of a remaining execution fee of $725,437. The amendment allowed that the remainder would not be exclusive to the original agreement, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash. Therefore, the nature of the payment changed to deposit status and outstanding invoices were applied against the deposit. These changes resulted in an approximate overall increase in interest and other income of $3,379,000 for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, interest earnings were $811,000.

Gain (loss) on Investments, net

Gain (loss) on investments for the nine months ended September 30, 2024, and 2023 was approximately $96,000 and ($201,000), respectively, reflecting an increase in the gain on investments of approximately $297,000. The increase in gain was due to the change in the fair value of equity investments.

Production Costs

Production costs were approximately $24,000 and $30,000, respectively, for the nine months ended September 30, 2024, and 2023, representing a decrease of $6,000 in production costs.

Gain (loss) from sale of income tax operating loss

The quarterly income tax benefit for the nine months ended September 30, 2024, was $0 compared to a gain of $900,000 for the nine months ended September 30, 2023. This was due to the lifetime limit of $20,000,000 for the sale of the New Jersey NOL being reached and therefore no tax provision was calculated in 2024.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the nine months ended September 30, 2024, were approximately $4,533,000, as compared to $7,739,000 for September 30, 2023, reflecting a decrease of approximately $3,206,000. The primary reason for the decrease in R&D costs were approximate decreases in outside contractors of $1,770,000, clinical expenses of $1,738,000, computer and IT services of $111,000 offset by an increase in salaries of $270,000, patent and trademark expenses of $34,000, rent expense of $30,000, consulting fees of $27,000, manufacturing expenses of $24,000, insurance of $18,000 and maintenance expense of $17,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2024, and 2023, were approximately $9,485,000 and $10,280,000, respectively, reflecting a decrease of approximately $795,000. The decrease in G&A expenses for the nine months ended September 30, 2024 was due primarily to approximate decreases in legal professional fees of approximately $968,000, insurance expense of $208,000, public relations fees of $141,000, travel expenses of $58,000, interest expense of $23,000, rent expense of $19,000 offset by an increase in investment banker fees of $314,000 and stock compensation of $308,000.

Interest Expenses

Interest expenses for the nine months ended September 30, 2024 was approximately $453,000 and there was no interest expense for the nine months ended September 30, 2023. The increase in interest expense for the nine months ended September 30, 2024 was due to the interest expense incurred related to the Note Purchase Agreement entered into on February 16, 2024 with Streeterville.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2024, was approximately $10,933,000 compared to approximately $11,509,000 for the same period in 2023, a decrease of $576,000. The primary reasons for this decrease were a decrease in net loss during the nine months of $5,033,000 as well as a decrease in gain from sale of income tax operating losses of $900,000, an increase in equity-based compensation of $308,000 and an increase in loss on issuance of warrants of $458,000. This is partially offset by an increase in cash utilized for accounts payable of $2,590,000, an increase in accrued expenses of $1,714,000, prepaid expenses of $255,000 as well as a decrease in funds received from the 2023 sale of New Jersey net operating loss and received in 2024 of $495,000.

Cash provided by investing activities for the nine months ended September 30, 2024, was approximately $1,002,000 compared to cash used in investing activities for the nine months ended September 30, 2023, of approximately $618,000, representing a change of $1,620,000. The primary reason for the change was the cash provided by the net purchase and sale of marketable securities activity of $1,439,000 compared to cash used in the net purchase and sale of marketable securities of $231,000 for the same period in 2023, the loss on sale of property and equipment of $0 in the current period in 2024, compared with $10,000 in the same period in 2023 as well as the net purchase and abandonment of patents in the current period in 2024 of $417,000 compared with the net purchase and abandonment of patents in the same period in 2023 of $377,000.

Cash provided by financing activities for the nine months ended September 30, 2024, was approximately $5,407,000 compared to approximately $338,000 for the same period in 2023, representing an increase of $5,069,000. The primary reason for this increase was the receipt of $2,367,000 in net proceeds from the notes payable, net of issuance cost, an increase in the sale of shares in the current period in 2024 of $860,000 compared to $338,000 in the same period in 2023 as well as an increase in warrant valuation of $2,047,000 in the current period in 2024.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. As noted above, as of September 30, 2024, we had approximately $7,202,000 in cash, cash equivalents and marketable securities, inclusive of approximately $6,287,000 in marketable securities, representing a decrease of approximately $5,868,000 from December 31, 2023. In addition, we have suffered losses from operations and net cash used on operating activities for the three-month period ended September 30, 2024, and have a working capital deficit. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. See Note 1 to our Unaudited Condensed Consolidated Financial Statements.

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. On September 30, 2024, our current liabilities exceeded our current assets by $2,530,000 which raised doubt our ability to continue as a going concern. Additionally, at September 30, 2024, our stockholders’ equity was below the minimum requirements for continued listing on the NYSE American.

Management evaluated the conditions, and their significance of those conditions related to our ability to meet our obligations and determined that the primary cause of the working capital deficit was related to an accounts payable balance of $6,300,000. This balance includes $4,900,000 of legal fees related to litigation. We are currently negotiating with the law firm to reduce prior billings. These negotiations are ongoing and could, if resolved favorably to us, partially alleviate the working capital deficit. Further we are continuing to negotiate the recovery of an additional $2.5 million from our secondary director and officer coverage. There is no assurance as to the timing or outcome of our efforts. If we are unable to implement sufficient mitigation efforts, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.

On September 6, 2024, an amendment to an agreement dated April 7, 2022, was executed by us and Amarex clarifying and changing the nature of the remaining execution fee of $725,437. The amendment allowed that the remainder would not be exclusive to the agreement dated on April 7, 2022, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash. Due to the changes brought about by the amendment, the nature of the payment changed to deposit status. At September 30, 2024, we had an outstanding deposit of $653,000 which may be used to offset future clinical research expenditures. This deposit is listed as a non-current asset on the balance sheet but could provide working capital if the timing of expenditures are realized within the next 15 months.

Additionally, we received $2.5 million of insurance recoveries under the first layer of our director and officer insurance policy during the quarter ended June 30, 2024. We believe, but cannot assure, that an additional $2.5 million will be recovered under the second layer of our director and officer insurance policy, however, the insurer has initially denied our claim for the additional $2.5 million. We continue to pursue the collection of $2.5 million. If received, these proceeds would alleviate the negative working capital. There is no assurance as to the timing or outcome of our efforts.

As a research and development company, we are conducting research necessary to bring our product, Ampligen, to market. As such, we primarily rely on financing activities to provide the necessary funding to meet our obligations as they become due. AIM has a long and demonstrated history of success in these efforts, however, there is no assurance that we will be successful in attaining the necessary funding in the future.

We currently have two capital mechanisms in place:

On April 19, 2023, we entered an ATM offering. The agreement expires on April 19, 2025.

In February 2024, we entered into an agreement with Atlas Sciences, LLC. Under the terms of the Agreement Atlas may purchase up to $15.0 million of our common stock puts at 95% of the then share market value at our sole discretion with no restrictions on our use of the proceeds. Limitations of the agreement include volume based on average daily trading volume limited to 4.99% of total shares outstanding for each put. There is no assurance as to the amount of funds that will be realized pursuant to the agreement.

No assurance can be given as to the amount of funding that will be received from either of these capital mechanisms.

In addition to providing working capital, if fully realized, we believe that the capital mechanisms could possibly provide the equity necessary to correct the deficiency as required by the NYSE American.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we have adequate funds to meet our anticipated operational cash needs and fund current clinical trials over approximately the next fifteen months. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We may need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. In this regard, in February 2022, the SEC declared our S-3 shelf Registration Statement effective which will allow us to raise additional capital in the future. On April 19, 2023, we entered into an Equity Distribution Agreement (the “EDA”), with Maxim Group LLC (“Maxim”), pursuant to which we may sell from time to time, shares of our common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the Distribution Agreement, Maxim is entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of Shares sold under the EDA. For the nine months ended September 30, 2024, we sold 1,305,653 shares under the EDA for total gross proceeds of approximately $630,204, which includes a 3.0% fee to Maxim of $18,906. During the year ended December 31, 2023, we sold 598,114 shares under the EDA for total gross proceeds of approximately $344,000, which includes a 3.0% fee to Maxim of $10,326. We hope to raise additional funds through the EDA. No assurance can be given as to the amount of any additional sales pursuant to the EDA.

In addition, we raised $2,500,000 in net proceeds from the sale of an unsecured Note and entered into an equity line of credit to raise up to 15,000,000 (see Overview; The Atlas Equity Line of Credit above). Under the terms of the Atlas Equity Line of Credit, we, at our sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the agreement are limited to a daily maximum of the lessor of: $500,000, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the agreement. In April 2024, we filed a registration statement with the SEC on Form S-1 registering a total of 9,975,000 shares for resale pursuant to the Atlas Agreements, consisting of 9,636,400 shares that can be sold by us to Atlas and 338,600 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective and the final prospectus was filed on May 1, 2024. As of September 30, 2024, a total of 759,685 shares have been issued pursuant to this agreement for a total of approximately $128,000. No assurance can be given as to the amount of funds that will be raised pursuant to the Atlas Equity Line of Credit.

Securities Purchase Agreement

On May 31, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which we issued to the Purchaser, (i) in a registered direct offering, 5,640,958 shares of our common stock (the “Shares”), par value $0.001 per share (“Common Stock”) and (ii) in a concurrent private placement, we issued to the Purchaser Class A common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “A Warrants”) at an exercise price of $0.363 per share and Class B common warrants to purchase an aggregate of up to 5,640,958 shares of our common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $0.363 per share. The A Warrants and B Warrants are not exercisable for six months after the issuance date and will expire, respectively, 24 months and five years and six months after the issuance date. The Common Warrants and the shares of common stock issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

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

Pursuant to the terms of the Purchase Agreement, subject to certain exceptions, we could not issue any equity securities for 60 days following the issuance date, provided that we were able to utilize our at-the-market offering program with the Placement Agent after 30 days. Additionally, we could not enter into a variable rate transaction (other than the ATM program with the Placement Agent) for 120 days after the issuance date. In addition, our executive officers and each of our directors have entered into lock-up agreements with us pursuant to which each of them has agreed not to, for a period of 90 days from the closing of the Transactions, offer, sell, transfer or otherwise dispose of our securities, subject to certain exceptions.

The exercise price of the Common Warrants, and the number of Common Warrant Shares, are subject to adjustment in the event of any stock dividend or split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Common Warrants. If a Fundamental Transaction (as defined in the Common Warrants) occurs, then the successor entity will succeed to, and be substituted for us, and may exercise every right and power that we may exercise and will assume all of its obligations under the Common Warrants with the same effect as if such successor entity had been named in the warrant itself. Common Warrant Holders will have additional rights defined in the Common Warrants. The Common Warrants will be exercisable on a “cashless” basis only if there is not a current registration statement permitting public resale. In this regard, the Company filed a registration statement to register the resale of the Common Warrant Shares. That registration statement was declared effective by the SEC on July 11, 2024. The Company has agreed to use commercially reasonable efforts to cause such registration statement to become effective within 181 days following the issuance date and to keep such registration statement effective at all times until no Purchaser owns any Warrants or Warrant Shares issuable upon exercise thereof.

Maxim Group LLC acted as the placement agent (the “Placement Agent”) on a “commercially reasonable best efforts” basis, in connection with the Transactions pursuant to the Placement Agency Agreement, dated May 31, 2024 (the “Placement Agency Agreement”), by and between us and the Placement Agent. Pursuant to the Placement Agency Agreement, the Placement Agent received a cash fee of 8% of the aggregate gross proceeds paid to the Company for the securities sold in the Transactions and reimbursement of certain out-of-pocket expenses.

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

On September 30, 2024, the Company entered into a Securities Purchase Agreement to complete an offering with a single accredited investor. For more information see Note 15: Subsequent Events.

NYSE American Continued Listing Requirements

To maintain our listing on the NYSE American (the “NYSE American”), among other things, we are required to maintain Stockholders Equity of $6,000,000 or we may receive a warning or a delisting notice. In either event, we would be provided a period in which to submit a plan to meet listing standards. Taking into account funds received after September 30, 2024, our Stockholders’ Equity is $4,291,888.

If the common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire the common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

During the nine months ended September 30, 2024, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Since the filing of the June 30, 2024 Form 10-Q:

AIM ImmunoTech, Inc. v. Tudor, et al., in the United States District Court for the Middle District of Florida, Ocala Division, Case No. 5:2022cv00323. On April 22, 2024, the District Court issued an order granting-in-part Lautz and Jorgl’s Rule 59(e) and Rule 11 motions, respectively. The court entered an order finding Jorgl and Lautz were entitled to recover attorney’s fees and costs and entered judgment on behalf of Jorgl for $216,936, and on behalf of Lautz for $76,473. AIM has appealed these judgments to the United States Court of Appeals for the Eleventh Circuit, and secured a stay of the enforcement of the judgments pending the 11th Circuit Appeal. AIM’s appeal does not seek damages. AIM filed its initial brief on September 4, 2024. The parties attended mediation on November 5, 2024. The parties did not reach an agreement, and mediation impassed. The Appellees’ brief is due on December 5, 2024.

On June 18, 2024, The Carlyle Appellate Law firm was engaged for the above referenced appeal. It is anticipated that a Notice of appearance by Carlyle has been filed in that matter. AIM is exposed in this matter for the amount of those Judgments (which have been bonded by AIM), interest on those judgements, as well as potentially paying attorney’s fees in the event the appeal is unsuccessful.

Kellner v. AIM ImmunoTech Inc. et al., in the Supreme Court of the State of Delaware, Case No. 3, 2024. On January 16, 2024, the Delaware Supreme Court granted-in-part Kellner’s motion to expedite and scheduled oral argument before the en banc Delaware Supreme Court for April 10, 2024. On April 10, 2024, the en banc Delaware Supreme Court heard oral argument from AIM and Kellner in this matter and took the matter under consideration. On July 11, 2024, the Delaware Supreme Court issued a decision affirming in part and reversing in part the Court of Chancery’s December 28, 2023 opinion, and not remanding the matter to the Court of Chancery. The Supreme Court held that certain of the bylaws adopted by the board were legally invalid and inequitable. The board has subsequently revised the bylaws to address and correct said deficiencies. The Delaware Supreme Court also held that no further action was required with respect to Kellner’s rejected nominations because Kellner and his nominees engaged in deceptive conduct during the nomination process, including by submitting false and misleading information in connection with their nominations. Prior to this appeal, the Vice Chancellor noted in her December 28, 2023 post-trial decision, that “‘[t]he context in which the Board received’ the Kellner Notice ‘cannot be ignored.’ The Kellner Notice followed a proxy contest where Jorgl became an AIM stockholder solely to front a nomination and shield undisclosed persons behind the scenes. Those persons included two white collar criminals—one of whom had become increasingly hostile to AIM and had misrepresented himself as an AIM representative to third parties. It would have been obvious to the Board that the new nomination behind Kellner carried over from the prior year. Chioini was a constant, Deutsch remained involved (now as a nominee), and Baker Hostetler continued to advise the effort. The threat to return ‘guns blazing’ in 2023 came to fruition.”

On July 26, 2024, Kellner filed a Motion for Reargument, requesting the Supreme Court of the State of Delaware to reconsider certain aspects of its ruling and requesting clarification that the trial court retains jurisdiction for any fee applications. By order dated July 29, 2024, the Supreme Court denied Kellner’s Motion for Reargument, directed that the case be closed, and specifically ruled that “The case is not remanded for an award of attorneys’ fees and costs” and deemed that the “this Case is Closed.”

On August 27, 2024, counsel to Kellner delivered to us a demand for certain books and records under Section 220 of the DGCL, and a letter requesting that we reimburse him for his fees and expenses incurred in the Kellner litigation. In the request for fee reimbursement letter, Kellner stated that he was prepared to file an action in the Delaware Court of Chancery to require AIM to pay his fees and expenses if the matter could not be resolved without court intervention. By letter dated, November 8, 2024, AIM, through its counsel, denied the request, noting, among other things, that the Delaware Supreme Court issued an order on July 29, 2024, denying Kellner’s Motion for Reargument of the appeal in the Kellner litigation, directing that the case be closed, and specifically ruling that “[t]he case is not remanded for an award of attorneys’ fees and costs.”

BioLife

On September 6, 2024, the parties filed a Stipulation with the Court dismissing the counterclaims, without prejudice, in order to allow the Superior Court (appellate) to consider the Appeal issues without the need for duplicate trials. The Stipulation was accepted by the Court on October 17, 2024 dismissing the counterclaims. On October 7 we perfected our Appeal in the Superior Court. On November 7, 2024, we served our Concise Statement of Matters Complained of on Appeal. The Superior Court has not yet issued a briefing or argument schedule on the matters to be considered on appeal. No estimate can be made at this time regarding the scheduling or ultimate determination of the matters set forth in the Petition and the underlying issues presented in the appeal. No judgement can be made at this time of the likelihood of the Company prevailing on its claims.

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

Except as described below, there have been no material changes in or additions to the risk factors included in our Quarterly Report on Form 10-Q for the period ended September 30, 2024 or our Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern. Our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within our control as of the date the financial statements are issued. When substantial doubt about our ability to continue as a going concern exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt. If we are unable to implement sufficient mitigation efforts, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.

Please see Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources” with regard to issues related to our common stock continuing to be listed on the NYSE American.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(i)	Exhibits - See exhibit index below.

Exhibit No.	Description
3.1(i)(1)	Certificate of Incorporation as Amended and Restated.

3.1(i)(2)	Certificate of Increase of Series A Junior Participating Preferred Stock (incorporated by reference to exhibit 3.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2023).

3.1 (i)(3)	Certificate of Amendment to the Certificate of Incorporation (incorporated by reference to exhibit 3(i).1 to the Company’s Current report on Form 8-K (No. 001-27072) filed June 3, 2019).

3.1(ii)	Amended and Restated By-Laws of Registrant (incorporated by reference to exhibit 3.1(ii) to the Company’s Current report on Form 8-K (No. 001-27072) filed August 1, 2024).

4.1	Common Stock Certificate.

4.2	Third Amended and Restated Rights Agreement, dated May 12, 2023 between AIM ImmunoTech Inc. (formerly, Hemispherx Biopharma, Inc.) and American Stock Transfer & Trust Company, LLC. (incorporated by reference to exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed May 15, 2023).

10.1	February 16, 2024 Note Purchase Agreement with Streeterville Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed February 20, 2024).

10.2	February 16, 2024 Promissory Note with Streeterville Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed February 20, 2024).

10.3	March 28, 2024 Atlas Equity Purchase Agreement (incorporated by reference to Exhibit 10.104 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2023) filed April 1, 2024).

10.4	March 28, 2024 Atlas Registration Rights Agreement (incorporated by reference to Exhibit 10.105 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2023) filed April 1, 2024).

10.5	March 15, 2024 Addendum 1 to Lease for Ocala office (incorporated by reference to Exhibit 10.107 to the Company’s Registration Statement on Form S-1 (No. 333-278839) filed April 19, 2024).

10.6	Form of Securities Purchase Agreement, dated as of May 31, 2024, by and among the Company and a Purchaser (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed June 3, 2024).

10.7	August 12, 2024 Amendment to Employment Agreement for Thomas K Equels (incorporated by reference to exhibit 10.4 to the Company’s Quarterly report on form 10-Q (No. 001-27072) for period ended June 30, 2024).

10.8	August 12, 2024 Amendment to Employment Agreement for Peter W Rodino III (incorporated by reference to exhibit 10.5 to the Company’s Quarterly report on form 10-Q (No. 001-27072) for period ended June 30, 2024).

10.9	September 11, 2024 Amendment to Employment Agreement for Thomas K Equels (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed September 12, 2024).

10.10	September 11, 2024 Amendment to Employment Agreement for Peter W. Rodino III (incorporated by reference to exhibit 10.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed September 12, 2024).

10.11	September 30, 2024 Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed October 1, 2024).

10.12	September 30, 2024 Placement Agency Agreement with Maxim Group LLC (incorporated by reference to exhibit 1.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed October 1, 2024).

10.13	October 1, 2024 Class C Common Stock Purchase Warrant with Armistice Capital Master Fund Ltd (incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed October 1, 2024).

10.14	October 1, 2024 Class D Common Stock Purchase Warrant with Armistice Capital Master Fund Ltd (incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed October 1, 2024).

10.15	September 19, 2024 Lease extension for Riverton office*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: November 14, 2024

