Form 10-K
period 2024-12-31
AIM ImmunoTech Inc.
filed 2025-03-27
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $20,793,354.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2025 was 72,290,030.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.	Business

GENERAL

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM”, “Company”, “we” or “us”) are an immuno-pharma company headquartered in Ocala, Florida, and focused on the research and development of therapeutics to treat multiple types of cancers, viral diseases and immune-deficiency disorders and to treat cancers for which there are currently inadequate or unmet therapies. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body, and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

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

The Company is currently proceeding primarily in four areas:

●	Conducting clinical trials to evaluate the efficacy and safety of Ampligen for the treatment of pancreatic cancer.
●	Evaluating Ampligen across multiple cancers as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to checkpoint inhibitors.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, new viruses and mutated viruses thereof.
●	Evaluating Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and fatigue and/or the Post-COVID condition of fatigue.
●	Evaluating Ampligen as a vaccine adjuvant in the combination of Ampligen and AstraZeneca’s FluMist as an intranasal vaccine for influenza, including avian influenza.

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

We have recently announced that we have engaged Amarex Clinical Research (“Amarex”), our Clinical Research Organization, with the application and eventual management of a follow-up Investigational New Drug (“IND”) application for the study of a potential avian influenza combination therapy of our Ampligen and AstraZeneca’s FluMist, a nasal spray vaccine that helps prevent seasonal influenza. We are seeking collaborative grants from government and industry to defray the cost of the study. In addition, we recently announced that the Erasmus Medical Center Safety Committee grants approval to proceed with a Phase 2 Study of Ampligen and Imfinzi as a potential combination therapy for late-stage pancreatic cancer.

Immuno-Oncology

We are focused on pancreatic cancer because testing results to date — primarily conducted in the Netherlands — have been very promising. The Netherlands study generated statistically significant data indicating that Ampligen extended survival well beyond the Standard of Care (“SOC”), when compared to well-matched historical controls. These data support the proposition that Ampligen, when administered to either patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy, showed a statistically significant increase in survival rate. In October 2021, we and our Contract Research Organization, Amarex, submitted an Investigational New Drug (“IND”) application to the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer.

Ampligen appears in clinic testing to have potential for standalone efficacy in a number of other solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. In fact, in March 2022 we announced interim data from an investigator-initiated, Phase 2, single-arm, efficacy/safety trial to evaluate the effectiveness of combining intensive locoregional intraperitoneal (IP) chemoimmunotherapy of cisplatin with IP Ampligen (TLR-3 agonist) and IV infusion of the checkpoint inhibitor pembrolizumab for patients with recurrent platinum-sensitive ovarian cancer. We believe that data from the study, which is being conducted by the University of Pittsburgh Medical Center and funded by a Merck grant, demonstrated that when combining three drugs – Ampligen and pembrolizumab, which are both immune therapies, with cisplatin, a chemotherapy – evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function has been seen. Importantly, increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. These successes in the field of immuno-oncology have guided our efforts toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. The first of our patent applications in this space was granted by the Netherlands on March 15, 2021.

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

We announced in February 2025 our intention to pursue a study of a potential avian influenza combination therapy of Ampligen and AstraZeneca’s FluMist, a nasal spray vaccine that helps prevent seasonal influenza. The new proposed clinical trial would expand upon previous Company-sponsored clinical research at the University of Alabama-Birmingham (“UAB”), which indicated that intranasal delivery of Ampligen after the intranasal delivery of the FluMist seasonal influenza vaccine increased the immune response to seasonal variants in the vaccine by greater than four-fold and induced cross-reactive secretory Immunoglobulin A against highly pathogenic avian influenza virus strains H5N1, H7N9 and H7N3. We are seeking collaborative grants from government and industry to defray the cost of the study. We believe that this pre-clinical and clinical work to date – combined with the ever-growing threat of Avian influenza – strongly supports our decision to move forward with this second Ampligen and FluMist study in humans.

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

While there are approved therapies for COVID-19, we believe that, if Ampligen has the broad-spectrum antiviral properties that we believe that it has, it could be a very valuable tool as a therapeutic or treatment for variants of existing viral diseases, including COVID-19, or novel ones that arise in the future. Unlike most developing therapeutics which attack the virus, Ampligen works differently. We believe that it activates antiviral immune system pathways that fight not just a particular virus or viral variant, but other similar viruses as well.

Please see “Ampligen as a Potential Antiviral” below.

Ampligen as a Treatment for ME/CFS and Post-Covid Conditions

We have long been focused on seeking the FDA’s approval for the use of Ampligen to treat ME/CFS. In fact, in February 2013, we received a CRL from the FDA for our Ampligen NDA for ME/CFS. We believe the Phase 3 results provided in the NDA were positive. The CRL indicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses.

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

The FDA authorized an open-label treatment protocol, AMP-511, allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received IRB approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of December 31, 2024, there were 6 patients enrolled in this open-label expanded access treatment protocol (including two patients with Post-COVID Conditions). To date, there have been eight such Post-COVID patients treated in the study. AIM previously reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures and improvement in cognition.

We plan on a comprehensive follow-up with the FDA regarding the use of Ampligen as a treatment for ME/CFS. We have learned a great deal since the FDA’s CRL and plan to adjust our approach to concentrate on specific ME/CFS symptoms. Responses to the CRL and a proposed confirmatory trial are being worked on now by our R&D team and consultants.

In January 2025, we announced that the final Clinical Study results from AMP-518 had been posted to ClinicalTrials.gov. The results support our belief in Ampligen as a potential therapeutic for people with the moderate-to-severe Post-COVID condition of fatigue, and that this would be the likely subject population for AIM’s planned follow-up clinical trial.

Please see “Ampligen as a Treatment for ME/CFS and Post-Covid Conditions” below.

Atlas Equity Line of Credit

On March 28, 2024, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), pursuant to which Atlas has committed to purchase up to $15 million of our Common Stock.

Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Atlas, and Atlas is obligated to purchase up to $15 million of our Common Stock (the “Commitment Amount”). Such sales by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of shares that have been and may be issued under the Purchase Agreement. We have filed a registration statement with the SEC which has been declared effective and filed a final prospectus with the SEC in connection therewith.

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

The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which incorporated by reference as Exhibits hereto, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

Liquidity and Going Concern

The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

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

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. The Company has suffered losses from operations and net cash used on operating activities for the year ended December 31, 2024, and has a working capital deficit as of December 31, 2024. Additionally, the Company’s stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“NYSE American”). These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these audited consolidated financial statements. Management evaluated the conditions, and the significance of these conditions related to the Company’s ability to meet its obligations and determined that the primary cause of the deficit was related to certain accounts payable to which the Company is currently in negotiations with the vendor. The Company is in negotiations to reduce the amount that is outstanding. These negotiations are ongoing and could result in significant amounts which could partially alleviate the negative working capital. There is no assurance as to the timing or outcome of these efforts. If the Company is unable to implement sufficient mitigation efforts, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. All statements, other than statements of historical fact, included or incorporated herein regarding our strategy, future operations, financial position, future revenues, projected costs, plans, prospects and objectives are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements and their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, in this Report in Part I, Item 1. “Business”; Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 1. “Legal Proceedings”; and Part II, Item 1A. “Risk Factors”. Among other things, for those statements, we claim the protection of safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements set forth in this presentation speak only as of the date of this presentation. We do not undertake to update any of these forward-looking statements to reflect events or circumstances that occur after the date hereof. We are in various stages of seeking to determine whether Ampligen® will be effective in the treatment of multiple types of viral diseases, cancers, and immune-deficiency disorders and the presentation sets forth our current and anticipated future activities. These activities are subject to change for a number of reasons. Significant additional testing and trials will be required to determine whether Ampligen® will be effective in the treatment of these conditions. Results obtained in animal models do not necessarily predict results in humans. Human clinical trials will be necessary to prove whether or not Ampligen® will be efficacious in humans. No assurance can be given as to whether current or planned clinical trials will be successful or yield favorable data and the trials are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the institutions sponsoring other trials. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. Among the studies are clinical trials that provide only preliminary data with a small number of subjects, and no assurance can be given that the findings in these studies will prove true or that the study or studies will yield favorable results. Some of the world’s largest pharmaceutical companies and medical institutions are working on a treatment for COVID-19. Even if Ampligen® proves effective in combating the virus, no assurance can be given that our actions toward proving this will be given first priority or that another treatment that eventually proves capable will not make our efforts ultimately unproductive, as multiple vaccines, and some treatments, are now available and major pharma companies are working to develop their own disease treatments. No assurance can be given that future studies will not result in findings that are different from those reported in the studies referenced in this Report. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. In addition, many countries, including Argentina, are still dealing with COVID-19 outbreaks and have made that their primary focus. We believe that this — along with a massive devaluation of the Argentine peso — may be delaying our commercialization of Ampligen® in Argentina until COVID-19 is more under control. We cannot assure that our potential foreign operations will not be adversely affected by these risks.

Our filings are available at www.aimimmuno.com. The information found on our website is not incorporated by reference into this Report and is included for reference purposes only.

SUMMARY RISK FACTORS

Risks Related to Ownership of Our Securities

●	We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, there is a substantial doubt about our ability to continue as a going concern.
●	We are currently not in compliance with the Exchange continued listing requirements. If we are unable to regain compliance with the Exchange’s listing requirements, our securities could be delisted, which could affect our common stock market price and liquidity and reduce our ability to raise capital.
●	If we are not able to comply with the applicable continued listing requirements or standards of the NYSE American, our common stock could be delisted from the Exchange.
●	We may seek to raise additional funds or develop strategic relationships by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our common stock.
●	An active, liquid and orderly trading market for our common stock may not develop, the price of our stock may be volatile, and you could lose all or part of your investment.
●	If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.
●	Proxy contests and related litigation by activist investors could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
●	If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.
●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our securities adversely, our stock price and trading volume could decline.
●	Our business, financial condition and operating results could be negatively affected as a result of actions by activist investors.

General Risk Related to our Business

●	We will require additional financing which may not be available.
●	We may continue to incur substantial losses and our future profitability is uncertain.
●	Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval in a timely manner, or at all, our operations will be materially harmed and our stock adversely affected.
●	We may be subject to product liability claims from the use of Ampligen, Alferon N Injection, or other of our products which could negatively affect our future operations. We have limited product liability and clinical trial insurance.
●	Uncertainty of health care reimbursement for our products.
●	There are risks of liabilities associated with handling and disposing of hazardous materials.
●	Failures of our information technology infrastructure could have a material adverse effect on operations.
●	The loss of services of key personnel could hurt our chances for success.
●	GAAP requires estimates, judgements and assumptions which inherently contain uncertainties.
●	We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation, and the loss of such assets would have a severe negative affect on our operations and liquidity.

Risks Associated with Our Products

●	The development of Ampligen is subject to significant risks.
●	The development of Alferon N Injection is subject to significant risks.
●	Possible side effects from the use of Ampligen or Alferon N Injection could adversely affect potential revenues and physician/patient acceptability of our product.

Risks Related to our activities associated with Ampligen’s potential effectiveness as a treatment for COVID-19 or Post-Covid Conditions

●	It is not possible to predict the future of COVID-19, and related Post-COVID Conditions, as a global public health threat or the development of related therapies. No assurance can be given that Ampligen will aid in or be applied to the treatment of this virus.
●	Operating in foreign countries carries with it many risks.

Risks Associated with Our Intellectual Property

●	We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.
●	The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves complex legal and factual questions.
●	There can be no assurance that we will be able to obtain necessary licenses if we cannot enforce patent license rights we may hold. In addition, the failure of third parties from whom we currently license certain proprietary information or from whom we may be required to obtain such licenses in the future, to adequately enforce their rights to such proprietary information, could adversely affect the value of such licenses to us.
●	There is no guarantee that our trade secrets will not be disclosed or known by our competitors.

Risks Associated with Our R&D

●	We cannot predict what additional studies and/or additional testing or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products.

Risks Associated with Our Manufacturing

●	Our Alferon N Injection Commercial Sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon N Injection, or if we are unable to identify a CMO or CMOs that meet our requirements, then our operations would most likely be materially and/or adversely affected.
●	There are no long-term agreements with suppliers of required materials and services for Ampligen and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen.
●	There are limited number of organizations in the United States available to provide the final manufacturing steps of formulation, fill, finish and packing sets for Alferon N Injection and Ampligen.
●	There is no assurance that, upon success, manufacture of a drug on a limited-scale basis for investigational use would lead to a successful transition to commercial, large-scale production.
●	We have limited manufacturing experience for Ampligen and Alferon N Injection. We may not be profitable unless we can produce Ampligen, Alferon N Injection or other products in commercial quantities at costs acceptable to us.

Risks Associated with Our Licensing/Collaborations/Joint Ventures

●	If we are unable to achieve licensing, collaboration and/or joint ventures, our marketing strategy for Ampligen will be part of the differing health care systems around the world along with the different marketing and distribution systems that are used to supply pharmaceutical products to those systems.

Risks Associated with Our Marketing and Distribution

●	We have limited marketing and sales capability. If we are unable to obtain additional distributors and our current and future distributors do not market our products successfully, we may not generate significant revenues or become profitable.

Risks Associated with Our Competition

●	Rapid technological change may render our products obsolete or non-competitive.
●	Our products may be subject to substantial competition.

Risks Associated with an Investment in Our Common Stock

●	The market price of our stock may be adversely affected by market volatility.
●	Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.
●	Provisions of our Certificate of Incorporation and Delaware law could defer a change of our Management, which could discourage or delay offers to acquire us.
●	Our business, financial condition and operating results could be negatively affected as a result of actions by activist investors.

AVAILABLE INFORMATION

We file electronically with the United States Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.aimimmuno.com free of charge, copies of these reports as soon as reasonably practicable after filing these reports with, or furnishing them to, the SEC. We are subject to the information and periodic reporting requirements of the Exchange Act and, in accordance therewith, we file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the website of the SEC www.sec.gov. You also may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports on the day of filing with the SEC on our website at http://www.aimimmuno.com under the Investor Relations tab for SEC Filings or by contacting the Investor Relations Department by calling (833) 475-8247 or (352) 448-7797 or sending an e-mail message to AIM@jtcir.com. Our Internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K (this “Annual Report”) or any other filings we make with the SEC.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of Ampligen (rintatolimod), a first-in-class drug of large macromolecular double-stranded (ds) RNA (ribonucleic acid) molecules. Ampligen is the only known TLR3 agonist to avoid helicase activation of NF-κB. Natural dsRNAs and poly IC which activate NF-κB in the tumor microenvironment (TME) and have the potential to enhance cancer cell proliferation. Alferon Injection is an FDA-approved natural alpha-interferon product.

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

We have received approval of our NDA from ANMAT for the commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product would be marketed by GP Pharm, our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. Collaboration with GP Pharm continues for commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, the establishment of disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch and ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. AIM has supplied GP Pharm with the Ampligen required for testing and ANMAT release. This testing and approval process is ongoing. Once final approval by ANMAT is obtained, the distributing of Ampligen in Argentina can begin. Argentina has experienced hyper-inflation and recently devalued its currency to the U.S. dollar by 50%. Contracts in Argentina are U.S. dollar contracts and the parties must evaluate the impact of the recent devaluation on its relationship.

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021, 2022, 2023 and 2024. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of December 31, 2024, there were 6 patients enrolled in this open-label expanded access treatment protocol. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands-based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also is managing all Early Access Programs and Special Access Programs in Europe, Canada, and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement was automatically extended for a period of 12 months on May 20, 2021; has been automatically extended for 12 months on each subsequent May 20; and will continue to be automatically extended for periods of 12 months every May 20 until terminated or the terms of the agreement are met.

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

As to the production of additional Ampligen when and if needed, the validation of the polymer production process with Sterling Pharma Solutions (“Sterling”) is ongoing. This will need to be complete before we can manufacture more polymer, and thus more Ampligen.

Alferon N Injection®

Alferon N Injection is the registered trademark for our injectable formulation of natural alpha interferon. Alferon N Injection is the only natural-source, multi-species alpha interferon currently approved for sale in the United States and Argentina for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Alferon N Injection is also approved in Argentina for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferons. Argentina has experienced hyper-inflation and recently devalued its currency to the U.S. dollar by 50%. Contracts in Argentina are in U.S. dollars and the parties must evaluate the impact of the recent devaluation on its relationship. Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”). According to the CDC, HPV is the most common sexually transmitted infection, with approximately 79 million Americans — most in their late teens and early 20s — infected with HPV. In fact, the CDC states that “HPV is so common that nearly all sexually active men and women get the virus at some point in their lives.” Although they do not usually result in death, genital warts commonly recur, causing significant morbidity and entail substantial health care costs.

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

Alferon N Injection [Interferon alfa-n3 (human leukocyte derived)] is a highly purified, natural-source, glycosylated, multi-species alpha interferon product. There are essentially no neutralizing antibodies observed against Alferon N Injection to date and the product has a relatively low side-effect profile. The recombinant DNA derived alpha interferon formulations have been reported to have decreased effectiveness after one year of treatment, probably due to neutralizing antibody formation (See “Manufacturing” and “Marketing/Distribution” sections below for more details on the manufacture and marketing/distribution of Alferon N Injection). The production of new Alferon N Injection Active Pharmaceutical Ingredient, or API, is currently on hold. We do not know when, if ever, our products will be generally available for commercial sale for any indication. Additionally, on May 9, 2023, we were granted a U.S. Patent for a method for preventing or reducing antigenic drift or viral reassortment in a host animal comprising determining if a host animal has been exposed to or infected by an avian influenza virus and administering to the exposed host animal alpha-interferon. Given our focus on developing Ampligen as an oncology therapy and antiviral, alone and in combination with other drugs, at this time we are not focusing on developing Alferon N Injection.

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

We consider patent exclusivity as a crucial component of our business. As of December 31, 2024, we had 59 patents worldwide with 71 additional pending patent applications comprising our intellectual property.

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

Pancreatic Cancer Trial

●	The DURIPANC Study is a Phase 1b/2 clinical trial combining Ampligen with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi® (durvalumab) for the treatment of late-stage pancreatic cancer. The primary objective of the Phase 1b portion was to determine the safety of combination treatment. Investigators at Erasmus Medical Center (“Erasmus MC”) in the Netherlands have completed the safety evaluation of subjects enrolled in the first dose level of the dose escalation design, finding the combination therapy to be generally well-tolerated with no severe treatment-related adverse events or dose-limiting toxicities. In February 2025, we announced that the Erasmus MC Safety Committee had approved the clinical trial to move forward with Phase 2. Up to 25 patients are expected to be enrolled in the Phase 2 portion of DURIPANC. Enrollment and dosing is ongoing in Phase 2.

●	The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen in combination with standard of care (SOC) versus SOC alone following first-line therapy, such as FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In March 2022, the FDA granted clearance to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. The authorization to proceed with the Phase 2 pancreatic cancer clinical trial has been received with potential sites in the Netherlands at Erasmus MC, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC). We sought FDA guidance on the expansion of inclusion criteria and treatment arms, then subsequently amended the study protocol. We recently made a business decision to place screening/enrollment on hold and suspend the study. (https://clinicaltrials.gov/ct2/show/NCT05494697).

Advanced Recurrent Ovarian Cancer

●	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study is recruiting subjects. https://clinicaltrials.gov/ct2/show/NCT02432378
●	A Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. In April 2024, researchers released topline data that saw an Objective Response Rate (“ORR”) of 45% in platinum-sensitive subjects with recurrent ovarian cancer. ORR includes complete response (“CR”) and partial response (“PR”) to treatment. There was a total Clinical Benefit Rate (“CBR”) of 55% when including patients who experienced stable disease (“SD”). Researchers also reported a median Progression-Free Survival (“PFS”) of 7.8 months. Based on these results and other research suggesting a similar effect in other solid tumor types, AIM sees an Ampligen combination therapy as having potential across multiple types of cancers. Additional clinical studies are underway and planned in many of these types of tumors to further confirm these effects.” https://clinicaltrials.gov/ct2/show/NCT03734692.

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

Stage 4 Metastatic Triple Negative Breast Cancer - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. https://www.clinicaltrials.gov/ct2/show/NCT03599453. The key findings announced first in April 2022, and later published in November 2023, included:

●	The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME).
●	Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME).
●	In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced.
●	Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021.
●	An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.

Stage 4 Colorectal Cancer Metastatic to the Liver - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint https://clinicaltrials.gov/ct2/show/NCT03403634. The key findings announced in April 2022 included:

●	The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046).
●	Saw increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios.
●	The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment.
●	Median OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months.
●	No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).

Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. The study is temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and is currently performing the necessary experiments to replace Intron-A with a generic alpha-interferon. We expect this trial to resume in the near future. https://clinicaltrials.gov/ct2/show/NCT03899987.

Early-Stage Triple Negative Breast Cancer - The objective of this Phase 1 study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy in patients with early-stage triple negative breast cancer. The now completed (as of September 2022) topline results from the study confirm the positive findings that were previously presented at the 2022 Society for Immunotherapy of Cancer (SITC) 37th Annual Meeting in a poster presentation titled Safety and efficacy of de-escalated neoadjuvant chemoimmunotherapy of triple negative breast cancer (TNBC) using chemokine-modulating regimen (rintatolimod, IFN-α2b, celecoxib). The primary endpoint of the study was safety and tolerability. The results demonstrated that treatment was well-tolerated with mostly grade 1 or 2 treatment-related adverse events (TRAEs) without dose-limiting toxicities (DLTs) or delayed or immune-related toxicities. DLT was defined as grade 3 or higher toxicities within the first 3 weeks. Secondary endpoints included pCR rate where 5/9 (56%) of patients attained pCR and 1 more patient attained ypTmic. Tumor and blood biomarkers were also analyzed in exploratory studies. https://clinicaltrials.gov/ct2/show/NCT04081389.

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

Metastatic or Unresectable Triple Negative Breast Cancer – This phase 1/2a trial tests the safety, side effects, and best dose of chemokine modulation therapy (CKM) (rintatolimod, celecoxib, and interferon alpha 2b) in combination with pembrolizumab for the treatment of patients with triple negative breast cancer that has spread from where it first started (primary site) to other places in the body (metastatic) or that cannot be removed by surgery (unresectable). The study is recruiting subjects. (See: https://clinicaltrials.gov/study/NCT05756166).

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

A total of 42 pancreatic cancer patients initially received treatment with Ampligen immuno-oncology therapy under the EAP program at Erasmus MC in the Netherlands, with more than 50 patients ultimately receiving treatment. Prof. C.H.J. van Eijck, MD, was the lead investigator. In March 2024, the team at Erasmus MC published a thorough data analysis in an article titled “Rintatolimod in Advanced Pancreatic Cancer enhances Anti-Tumor Immunity through Dendritic Cell-Mediated T Cell Responses” in the journal Clinical Cancer Research. The positive clinical findings relate to changes in the tumor microenvironment after Ampligen use. We are working with our Contract Research Organization, Amarex Clinical Research LLC, to seek FDA “fast-track.” We have applied for fast-track status; have received denials to date; and are currently working through the FDA process to provide all the materials and information required to achieve fast-track status.

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

Additionally:

●	In December 2020, the FDA granted Ampligen Orphan Drug Designation status for the treatment of pancreatic cancer. The Orphan Drug Designation program provides orphan status to drugs and biologics which are defined as those intended for the treatment, prevention or diagnosis of a rare disease or condition, which is one that affects less than 200,000 persons in the United States or meets cost recovery provisions of the act. The status helps incentivize the treatment of therapies to treat unmet medical needs by providing a company with seven years of exclusivity rights once a drug reaches market.
●	In February 2021, our subsidiary, NV Hemispherx Biopharma Europe (now AIM ImmunoTech Europe N.V./S.A.), received formal notification from the European Commission (“EC”) granting Orphan Medicinal Product Designation for Ampligen as a treatment for pancreatic cancer. Orphan products, once commercially approved in the European Union (“EU”), receive benefits including up to ten years of protection from market competition from similar medicines with similar active component and indication for use that are not shown to be clinically superior.

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

A Type D meeting package seeking the FDA guidance on expansion of inclusion criteria and treatment arms to be included was submitted to the FDA. We subsequently amended the study protocol. AIM recently made a business decision to place screening/enrollment on hold and suspend the study.

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

Ampligen as a Treatment for ME/CFS and Post-COVID Conditions

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

In January 2025, we announced that the final Clinical Study results from AMP-518 had been posted to ClinicalTrials.gov. The results support our belief in Ampligen as a potential therapeutic for people with the moderate-to-severe Post-COVID condition of fatigue, and that this would be the likely subject population for AIM’s planned follow-up clinical trial. Study subjects with Long COVID were, on average, able to walk farther in a Six-Minute Walk Test (“6MWT”) when compared to subjects who received a placebo. The 6MWT measured the distance a subject was able to walk in six minutes as a baseline and then again at 13 weeks. A clear signal of significant potential (p <0.02, two-tailed T-test) was observed in Ampligen-treated subjects with a baseline 6MWT less than 205 meters, who saw a mean improvement of 139 meters, compared to a mean improvement of 91 meters in the corresponding part of the group who received the placebo. AIM therefore believes that any future trial design should focus on Ampligen’s therapeutic potential for subjects whose Long COVID-related fatigue can be categorized as moderate or worse.

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

As noted above in Overview; General; Ampligen as a treatment for ME/CFS, we have long been focused on seeking the FDA’s approval for the use of Ampligen to treat ME/CFS. In fact, in February 2013, we received a CRL from the FDA for our Ampligen NDA for ME/CFS. We believe Phase 3 results provided in the NDA were positive. The CRL indicated that we should conduct at least one additional clinical trial, complete various nonclinical studies and perform a number of data analyses.

While developing a comprehensive response to the FDA and a plan for a confirmatory trial for the FDA NDA, we proceeded independently in Argentina and, in August 2016, we received approval of an NDA from ANMAT for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due to ANMAT’s internal processes. Once final approval by ANMAT is obtained, we will begin distributing Ampligen in Argentina.

We plan on a comprehensive follow-up with the FDA regarding the use of Ampligen as a treatment for ME/CFS. We have learned a great deal since the FDA’s CRL and plan to adjust our approach to concentrate on specific ME/CFS symptoms. Responses to the CRL and a proposed confirmatory trial are being worked on now by our R&D team and consultants.

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

We announced in February 2025 our intention to pursue a study of a potential avian influenza combination therapy of Ampligen and AstraZeneca’s FluMist, a nasal spray vaccine that helps prevent seasonal influenza. The new proposed clinical trial would expand upon previous Company-sponsored clinical research at the University of Alabama-Birmingham (“UAB”), which indicated that intranasal delivery of Ampligen after the intranasal delivery of the FluMist seasonal influenza vaccine increased the immune response to seasonal variants in the vaccine by greater than four-fold and induced cross-reactive secretory Immunoglobulin A against highly pathogenic avian influenza virus strains H5N1, H7N9 and H7N3. We are seeking collaborative grants from government and industry to defray the cost of the study. We believe that pre-clinical and clinical work to date – combined with the ever-growing threat of Avian influenza – strongly supports our decision to move forward with this second Ampligen and FluMist study in humans.

MANUFACTURING

ANMAT in Argentina approved Ampligen for commercial distribution for the treatment of CFS in 2016. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are currently collaborating with GP Pharm on the commercial launch of Ampligen in Argentina (See “Our Products; Ampligen” above).

Following our approval in Argentina, in 2017 we engaged Jubilant HollisterStier (“Jubilant”) to be our authorized CMO for Ampligen. Two lots of Ampligen consisting of more than 16,000 units were manufactured and released in 2018; these lots have been designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, Jubilant manufactured three more lots of Ampligen in December 2019, January 2020 and December 2023. In addition, we have supplied GP Pharm with the Ampligen required for testing and ANMAT release under the agreement that GP Pharm would be the eventual distributor in Argentina.

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

Our business plan calls for the utilization of one or more CMOs to produce Ampligen API. While we believe we have sufficient Ampligen API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In this regard, on December 5, 2022, we entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of our Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen. We are utilizing Sterling’s expertise to refine our approach to polymer production; the validation of the polymer production process with Sterling is ongoing. In March 2023, we submitted a purchase order for a total of $1,432,257 to manufacture additional lots of Ampligen at Jubilant. An additional lot was manufactured by Jubilant in December 2023.

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

In January 2017, ANMAT granted a five-year extension to a previous approval to sell and distribute Alferon N Injection (under the brand name “Naturaferon”) in Argentina. This extended the approval until 2022. A request to extend the approval beyond 2022 has been filed and is still under review. In February 2013, we received ANMAT approval for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon. We are in continued negotiations with GP Pharm as to how and whether to move forward with “Naturaferon” in Argentina.

In January 2017, the EAP through our agreement with myTomorrows designed to enable access of Ampligen to ME/CFS patients was extended to pancreatic cancer patients beginning in the Netherlands. myTomorrows is our exclusive service provider in the Territory and will manage all EAP activities relating to the pancreatic cancer extension of the program.

In August 2017, we extended our agreement with Asembia LLC, formerly Armada Healthcare, LLC, to undertake the marketing, education and sales of Alferon N Injection throughout the United States. This agreement has expired. We were in discussions with Asembia about the possibility of continuing the relationship, while also exploring the possibility of working with other similar companies. However, we still do not foresee an immediate need for this service and continue to push this search further out in our expected timeline.

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

For more information about the current status of Alferon N Injection and Ampligen, please see “Our Products” above. See also, “Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval in a timely manner, or at all, our operations will be materially harmed and our stock adversely affected” in “Risk Factors”.

HUMAN CAPITAL

As of December 31, 2024, we had personnel consisting of 21 full-time employees and two part-time employees. Six of the combined personnel are engaged in our research, development, clinical and manufacturing efforts, with 15 performing regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees.

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

Risks Related to Ownership of Our Securities

We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, there is a substantial doubt about our ability to continue as a going concern.

The attached financial statements have been prepared assuming we will continue as a going concern. Our management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within our control as of the date the financial statements are issued. When substantial doubt about our ability to continue as a going concern exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt. If we are unable to implement sufficient mitigation efforts, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.

We are currently not in compliance with the Exchange continued listing requirements. If we are unable to regain compliance with the Exchange’s listing requirements, our securities could be delisted, which could affect our common stock market price and liquidity and reduce our ability to raise capital.

We are not currently in compliance with the Exchange’s stockholders’ equity rule because our stockholders’ equity is less than the required minimum of $6,000,000. Pursuant to the letter from the Exchange informing us of this non-compliance, we submitted a Plan to the Exchange illustrating how we can regain compliance by June 11, 2026. The Exchange did accept our plan, however if, we are not able to regain compliance by June 11, 2026, our common stock may be delisted from the Exchange. As of December 31, 2024, our stockholders’ (deficit) was $1.3 million. We must increase our stockholders’ equity to be at least $6 million to regain compliance with this rule. If we are not able to raise sufficient capital, we may be unable to regain compliance with the Exchange’s listing standards. We intend to take all reasonable measures available to regain compliance under the Exchange’s listing rules and remain listed on the Exchange.

We cannot assure you that we will be able to regain compliance with the Exchange listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from the Exchange. We and holders of our securities could be materially adversely impacted if our securities are delisted from the Exchange. In particular:

●	we may be unable to raise equity capital on acceptable terms or at all;
●	the price of our common stock will likely decrease as a result of the loss of market efficiencies associated with the Exchange and the loss of federal preemption of state securities laws;
●	holders may be unable to sell or purchase our securities when they wish to do so;
●	we may become subject to stockholder litigation;
●	we may lose the interest of institutional investors in our common stock;
●	we may lose media and analyst coverage;
●	our common stock could be considered a “penny stock,” which would likely limit the level of trading activity in the secondary market for our common stock; and
●	we would likely lose any active trading market for our common stock, as it may only be traded on one of the over-the-counter markets, if at all.

If we are not able to comply with the applicable continued listing requirements or standards of the NYSE American, our common stock could be delisted from the Exchange.

Our common stock is listed on the Exchange. In order to maintain this listing, we must maintain a certain share price, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the Exchange may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the Exchange inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the Exchange’s listing requirements; (v) if an issuer’s securities sell at what the Exchange considers a “low selling price” which the exchange generally considers $0.10 per share, the Exchange may suspend trading of the common stock, until the issuer corrects this via a reverse split of shares after notification by the Exchange; or (vi) if any other event occurs or any condition exists which makes continued listing on the Exchange, in its opinion, inadvisable. There are no assurances how the market price of the common stock will be impacted in future periods as a result of the general uncertainties in the capital markets and any specific impact on our Company as a result of the recent volatility in the capital markets.

In the event that our common stock is delisted from the Exchange and is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Markets. In such event, investors may face material adverse consequences, including, but not limited to, a lack of trading market for the common stock, reduced liquidity and market price of the common stock, decreased analyst coverage of the common stock, and an inability for us to obtain any additional financing to fund our operations that we may need.

If the common stock is delisted, the common stock may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements and burdens on broker-dealers (subject to certain exceptions) and could discourage broker-dealers from effecting transactions in our stock, further limiting the liquidity of our shares, and an investor may find it more difficult to acquire or dispose of the common stock on the secondary market.

These factors could have a material adverse effect on the trading price, liquidity, value and marketability of the common stock.

We may seek to raise additional funds or develop strategic relationships by issuing securities that would dilute your ownership. Depending on the terms available to us, if these activities result in significant dilution, it may negatively impact the trading price of our common stock.

Any additional financing that we secure may require the granting of rights, preferences or privileges senior to, or pari passu with, those of our common stock. Any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. We may also raise additional funds through the incurrence of debt or the issuance or sale of other securities or instruments senior to our shares of common stock, which may be highly dilutive. The holders of any securities or instruments we may issue may have rights superior to the rights of our common stock. If we experience dilution from the issuance of additional securities and we grant superior rights to new securities over holders of our common stock, it may negatively impact the trading price of our common stock and you may lose all or part of your investment.

An active, liquid and orderly trading market for our common stock may not develop, the price of our stock may be volatile, and you could lose all or part of your investment.

Even though our common stock is currently listed on the Exchange, we cannot predict the extent to which investor interest in our company will lead to the development of an active trading market in our securities or how liquid that market might become. If such a market does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at the time you wish to sell them, at a price that is attractive to you, or at all. There could be extreme fluctuations in the price of our common stock if there are a limited number of shares in our public float.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	announcements of the results of clinical trials by us or our competitors;
●	announcements of legal actions against us and/or settlements or verdicts adverse to us;
●	adverse reactions to products;
●	governmental approvals, delays in expected governmental approvals or withdrawals of any prior governmental approvals or public or regulatory agency comments regarding the safety or effectiveness of our products, or the adequacy of the procedures, facilities or controls employed in the manufacture of our products;
●	changes in U.S. or foreign regulatory policy during the period of product development;
●	developments in patent or other proprietary rights, including any third-party challenges of our intellectual property rights;
●	announcements of technological innovations by us or our competitors;
●	announcements of new products or new contracts by us or our competitors;
●	actual or anticipated variations in our operating results due to the level of development expenses and other factors;
●	changes in financial estimates by securities analysts and whether our earnings meet or exceed the estimates;
●	conditions and trends in the pharmaceutical and other industries;
●	new accounting standards;
●	overall investment market fluctuation;
●	restatement of prior financial results;
●	further notice of NYSE American non-compliance, the NYSE American rejection of our plan to regain compliance or our inability to effect efforts pursuant to the Plan to regain compliance, if accepted; and
●	occurrence of any of the risks described in these risk factors and the risk factors incorporated by reference herein.

In addition, broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on the Exchange and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

If we were to dissolve, the holders of our securities may lose all or substantial amounts of their investments.

If we were to dissolve as a corporation, as part of ceasing to do business or otherwise, we will be required to pay all amounts owed to any creditors before distributing any assets to holders of our capital stock. There is a risk that in the event of such a dissolution, there will be insufficient funds to repay amounts owed to holders of any of our indebtedness and insufficient assets to distribute to our capital stockholders, in which case investors could lose their entire investment.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our securities adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Risks Associated with Our Business

We will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2024, we had approximately $4.0 million in cash, cash equivalents and marketable securities. At present we do not generate any material revenue from our operations, and we do not anticipate doing so in the near future. We will need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies.

We believe, based on our current financial condition, that we do not have adequate funds to meet our anticipated operational cash needs and fund current clinical trials. If our funds are not adequate, and we are subsequently unable to obtain additional funding, through joint venturing, sales of securities and/or otherwise, our ability to develop our products, commercially produce inventory or continue our operations may be materially adversely affected.

We may continue to incur substantial losses and our future profitability is uncertain.

As of December 31, 2024, our accumulated deficit was approximately $426.8 million. As with many biotechnology companies, we have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully or be profitable.

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

Our products, including Ampligen, are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries, including, but not limited to, the U.S. FDA, the Health Protection Branch (“HPB”) of Canada, the Agency for the EMA in Europe; and the Administracion Nacional de Medicamentos, Alimentos y Tecnologia Medica (“ANMAT”) in Argentina. Obtaining regulatory approvals is a rigorous and lengthy process and requires the expenditure of substantial resources. In order to obtain final regulatory approval of a new drug, we must demonstrate to the satisfaction of the regulatory agency that the product is safe and effective for its intended uses and that we are capable of manufacturing the product to the applicable regulatory standards. We require regulatory approval in order to market Ampligen or any other proposed product and receive product revenues or royalties. We cannot assure you that Ampligen will ultimately be demonstrated to be safe and efficacious. While Ampligen is authorized for use in clinical trials in the U.S., we cannot assure you that additional clinical trial approvals will be authorized in the United States or in other countries, in a timely fashion or at all, or that we will complete these clinical trials. In addition, although Ampligen has been authorized by the FDA for treatment use under certain conditions, including provision for cost recovery, there can be no assurance that such authorization will continue in effect.

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

Uncertainty of health care reimbursement for our products exists.

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

Failures of our information technology infrastructure could have a material adverse effect on operations.

We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities. We depend on our information technology infrastructure to communicate internally and externally with employees, consultants and others. We also use information technology networks and systems to comply with regulatory, legal, and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks, or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our financial condition and results of operations may be materially and adversely affected.

The loss of services of key personnel could hurt our chances for success.

Our success is dependent on the continued efforts of our staff, especially certain doctors and researchers. The loss of the services of personnel key to our operations or the failure to recruit additional personnel as needed, could have a materially adverse effect on our operations and on our overall ability to achieve our objectives.

The accounting principles generally accepted in the United States of America (“GAAP”) requires estimates, judgements and assumptions which inherently contain uncertainties.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Accounting estimates involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates, which may be material to our financial statements.

The financial statements included in this registration statement of which this prospectus forms a part are prepared in accordance with GAAP. This involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, mezzanine equity, stockholders’ equity, operating revenues, costs of sales, operating expenses, other income, and other expenses. Estimates, judgments, and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, mezzanine equity, stockholders’ equity, operating revenues, costs of sales, operating expenses, other income and other expenses.

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

Although Alferon N Injection is approved for marketing in the United States for intralesional treatment of refractory or recurring external genital warts in patients 18 years of age or older, to date it has not been approved for other indications. Given our focus on developing Ampligen as an oncology therapy and antiviral, alone and in combination with other drugs, at this time we are not focusing on developing Alferon N Injection.

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

The FDA in its February 1, 2013 CRL provided recommendations to address certain outstanding issues before they could approve Ampligen for Commercial Sales. The Agency stated that the submitted data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data.

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

To date, no consistent policy has emerged regarding the breadth of protection afforded by pharmaceutical and biotechnology patents. There can be no assurance that new patent applications relating to our products, process or technology will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology. It is generally anticipated that there may be significant litigation in the industry regarding patent and intellectual property rights. Such litigation could require substantial resources from us, and we may not have the financial resources necessary to enforce the patent license rights that we hold. No assurance can be made that our patents will provide competitive advantages for our products, process and technology or will not be successfully challenged by competitors. No assurance can be given that patents do not exist or could not be filed which would have a materially adverse effect on our ability to develop or market our products or to obtain or maintain any competitive position that we may achieve with respect to our products. Our patents also may not prevent others from developing competitive products or processes using related technology.

There can be no assurance that we will be able to obtain necessary licenses if we cannot enforce patent license rights we may hold. In addition, the failure of third parties from whom we currently license certain proprietary information or from whom we may be required to obtain such licenses in the future, to adequately enforce their rights to such proprietary information, could adversely affect the value of such licenses to us.

If we cannot enforce the patent license rights, we currently hold we may be required to obtain licenses from others to develop, manufacture or market our products. There can be no assurance that we would be able to obtain any such licenses on commercially reasonable terms, if at all. We currently license certain proprietary information from third parties, some of which may have been developed with government grants under circumstances where the government maintained certain rights with respect to the proprietary information developed. No assurances can be given that such third parties will adequately enforce any rights they may have or that the rights, if any, retained by the government will not adversely affect the value of our license.

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

Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed below in “Business” we cannot predict what additional studies and/or additional testing or information may be required by the FDA. In addition, most of our studies to date have involved only a small group of participants and positive results in such a small group does not mean that such results will prove true in studies with a much larger group of participants. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products. Please see “We will require additional financing which may not be available” above.

Risks Associated with Our Manufacturing

Our Alferon N Injection Commercial Sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon N Injection, or if we are unable to identify a CMO or CMOs that meet our requirements, then our operations would most likely be materially and/or adversely affected.

We are exploring engaging a Contract Manufacturing Organization (“CMO”) to produce Alferon active pharmaceutical ingredients (“API”). At present, we do not have a supply of Alferon N Injection or the requisite API. Additionally, although our old New Brunswick facility was FDA approved under the BLA for Alferon N Injection, this status will need to be reapproved when a CMO or a new facility is identified for the production of the drug. We cannot provide any guarantee that a CMO or other future facility will pass an FDA pre-approval inspection for Ampligen or Alferon N Injection manufacture.

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

A number of essential raw materials are used in the production of Ampligen, as well as packaging materials utilized in the fill and finish process. We do not have, but continue to work toward having, long-term agreements for the supply of such materials, when possible. There can be no assurance we can enter into long-term supply agreements covering essential materials on commercially reasonable terms, if at all.

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

While we produced limited quantities of API for our products in our old New Brunswick, NJ facility, the sale of this facility necessitated our exploring the engagement of a CMO to produce API for both Ampligen and Alferon. At the present, we may not have sufficient API to make an additional batch of Ampligen utilizing our current GMP manufacturing process. We are continually exploring new efficiencies to maximize our ability to fulfill future obligations. We currently have in stock sufficient supplies to meet our current projected clinical needs. If these needs should increase drastically beyond current expectations or should current stocks unexpectedly expire before expectations and we are unable to successfully manufacture additional API, this would adversely affect our ability to continue clinical development. Currently, the Alferon N Injection manufacturing process is on hold and there is no definitive timetable for its restart. Please see “Our Alferon N. Injection commercial sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon N Injection, our operations most likely will be materially and/or adversely affected” above.

The validation of the polymer production process with Sterling is ongoing. We would need to finance and complete this process to produce additional polymer — or purchase polymer, likely in bulk, from a vendor — before we could produce additional Ampligen. If we are unable to obtain or manufacture the required materials/reagents, and/or procure services needed in the final steps in the manufacturing process, we may be unable to manufacture Ampligen. The costs and availability of products and materials we need for the production of Ampligen are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

There are limited number of organizations in the United States available to provide the final manufacturing steps of formulation, fill, finish and packing sets for Alferon N Injection and Ampligen.

There are a limited number of organizations in the United States available to provide the final steps in the manufacturing for Alferon N Injection and Ampligen. To formulate, fill, finish and package our products (“fill and finish”), we require an FDA-approved third party CMO.

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

Should there be an unanticipated delay in producing or receiving new product, or should we experience an unexpected demand for Ampligen, our ability to supply Ampligen most likely will be adversely affected. If we are unable to procure services needed in the in the manufacturing process, we may be unable to manufacture Alferon N Injection and/or Ampligen. The costs and availability of products and materials we need for the production of Ampligen and the commercial production of Alferon N Injection and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

There is no assurance that, upon success, manufacture of a drug on a limited-scale basis for investigational use would lead to a successful transition to commercial, large-scale production.

Changes in methods of manufacturing, including commercial scale-up, may affect the chemical structure of Ampligen and other RNA drugs, as well as their safety and efficacy. The transition from limited production of pre-clinical and clinical research quantities to production of commercial quantities of our products will involve distinct management and technical challenges, and may require additional management, technical personnel and capital. We are currently working with Sterling on the validation of a polymer production process that would enable us to produce polymer in the necessary quantities.

Additionally, while we intend to identify a CMO (or CMOs) with a state-of-the-art facility capable of meeting potential increased demand for Ampligen, there can be no assurance that our manufacturing will be successful or that any given product will be determined to be safe and effective, or capable of being manufactured under applicable quality standards, economically, and in commercial quantities, or successfully marketed.

We have limited manufacturing experience for Ampligen and Alferon N Injection. We may not be profitable unless we can produce Ampligen, Alferon N Injection or other products in commercial quantities at costs acceptable to us.

Ampligen has been produced to date in limited quantities for use in our clinical trials, Early Access Program and Expanded Access Program. In addition, in Argentina, Ampligen is still in the process of release testing the product that has already been sent. To be successful, our products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. We believe, but cannot assure, that it will not be necessary to increase our current product plans to meet our production obligations. We intend to utilize third-party facilities if and when the need arises. We will need to comply with regulatory requirements for such facilities, including those of the FDA pertaining to cGMP requirements or maintaining our NDA or BLA status. There can be no assurance that such facilities can be used, built, or acquired on commercially acceptable terms, or that such facilities, if used, built, or acquired, will be adequate for the production of our proposed products for large-scale commercialization or our long-term needs.

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

Ampligen. Our flagship product, Ampligen, is being evaluated as a potential treatment for COVID-19, myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS) and COVID-induced CFS symptoms (“Long Haulers”), as well as multiple types of cancers. With regard to COVID-19, multiple global companies are actively working to develop therapies for COVID-19, including several companies which have successfully developed vaccines and treatments. It is possible that these or other companies may be developing therapies that are similar to that which we are attempting to develop, and could therefore develop them first. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than we do in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, The Health Protection Branch of the Canada Department of National Health and Welfare (“HPB”) and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB or other regulatory product approvals more rapidly than us. There are no drugs approved for U.S. commercial sale for the treatment of CFS; standard of care is to focus on symptom relief, such as addressing pain or depression. The dominant competitors with drugs to treat disease indications which we plan to address include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen on the immune system, we cannot assure that we will be able to compete.

Alferon N Injection. Our competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Other competitors provide recombinant alpha and beta interferon products. Many pharmaceutical firms offer self-administered topical cream, for the treatment of external genital and perianal warts. Alferon N Injection also competes with surgical, chemical, and other methods of treating genital warts. We cannot assess the impact products developed by our competitors, or advances in other methods of the treatment of genital warts, will have on the commercial viability of Alferon N Injection. If and when we obtain additional approvals of uses of this product, we expect to compete primarily on the basis of product performance. Our competitors have developed or may develop products (containing either alpha or beta interferon or other therapeutic compounds) or other treatment modalities for those uses. There can be no assurance that, if we are able to obtain regulatory approval of Alferon N Injection for the treatment of new indications, we will be able to achieve any significant penetration into those markets. In addition, because certain competitive products are not dependent on a source of human blood cells, such products may be able to be produced in greater volume and at a lower cost than Alferon N Injection. Currently, our wholesale price on a per unit basis of Alferon N Injection is higher than that of the competitive recombinant alpha and beta interferon products. Please see risk factor “We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents” above for additional information.

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

Our common stock is listed for quotation on the NYSE American. For the year ended December 31, 2024, the trading price of our common stock has ranged from $0.18 to $0.61 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.

We may issue shares to be used to meet our capital requirements or use shares to compensate employees, consultants and/or Directors.

We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales might occur could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or the market perception that we are permitted to sell a significant number of our securities would have on the market price of our common stock. Please see Item 7- “Management’s Discussion and Analysis of Financial Condition and Result of Operations; Liquidity and Capital Resources” in PART II.

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

Since 2022, activist groups have attempted to replace our Board with candidates of their own at each of our last three annual meetings of stockholders and litigation ensued.

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

We periodically have an annual assessment performed by a third-party specialist of our cyber risk management program. The periodic annual risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, in conjunction with the third-party cyber risk management specialists we develop a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the periodic annual assessment process.

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

Our principal executive office and finance is located at 2117 SW Highway 484, Ocala FL 34473, human resource office is located at 604 Main Street, Riverton, NJ 08077 and manufacturing is located at 671A US-1 South, North Brunswick, NJ 08902. We currently lease our principal executive office and finance for $3,672 per month, our human resource office for $3,000 per month and our manufacturing office for $16,700 per month.

ITEM 3.	Legal Proceedings.

Jorgl v. AIM ImmunoTech, Inc. et al., C.A. No. 2022-0669-LWW (Del. Ch.)

On July 29, 2022, Jonathan Jorgl (“Jorgl”) filed a complaint against the Company and the then-members of its Board of Directors, Thomas Equels, William Mitchell, and Stewart Appelrouth, in the Delaware Court of Chancery (the “Jorgl Action”). The complaint challenged the decision of the Company’s Board of Directors to reject Jorgl’s notice of intent to nominate two candidates for election to the Company’s Board of Directors on the basis that the notice failed to comply with the Company’s bylaws. The Complaint sought a declaration that Jorgl’s nomination was valid and effective and complied with the bylaws and that the Company must list Jorgl’s candidates in its proxy materials, as well as a temporary restraining order, preliminary injunction, and permanent injunction enjoining defendants from taking any action to prevent Jorgl from exercising his alleged nomination rights and from making any statements that disparage Jorgl’s candidates prior to or during the Company’s annual meeting of stockholders.

Potter Anderson was counsel to all the defendants in the Jorgl Action. On August 15, 2022, the Court denied Jorgl’s motion for temporary restraining order, granted the motion to expedite, and scheduled a hearing on Jorgl’s preliminary injunction motion. After expedited discovery and briefing, the Court issued an opinion on October 28, 2022, denying Jorgl’s motion for preliminary injunction. On November 1, 2022, Jorgl and the other participants in his nomination efforts and attempted proxy contest announced in a press release that they did not plan to proceed to trial or seek an appeal of the Court’s ruling denying the motion for preliminary injunction and that the proxies they solicited would not be voted at the Company’s annual meeting of stockholders. AIM held its annual meeting of stockholders on November 3, 2022, and the stockholders re-elected Thomas Equels, William Mitchell, and Stewart Appelrouth as directors. On April 20, 2023, Jorgl filed a motion to dismiss the Jorgl Action. On June 20, 2023, the Court entered an order dismissing the Jorgl Action and retaining jurisdiction to adjudicate any related fee disputes.

On July 20, 2023, defendants filed a motion to shift all litigation fees they incurred in connection with the Jorgl Action to Jorgl on the basis that he brought the litigation in bad faith (the “AIM Fee Motion”). Also on July 20, 2023, Jorgl filed a motion to shift certain legal fees to defendants that he incurred in connection with contesting a subpoena defendants served on the legal counsel that advised Jorgl in his nomination efforts, Baker & Hostetler LLP (the “Jorgl Fee Motion”). The Delaware Court of Chancery ruled on certain discovery motions in October 2023 pertaining to the AIM Fee Motion. Subsequently, at the parties’ request, the Court directed the parties to file a joint status report within 21 days of the Delaware Supreme Court issuing a decision in the Kellner action (described below). On August 2, 2024, after the parties submitted the joint status report, the Court entered a stipulated scheduling order for the remaining briefing on the fee motions, which briefing was completed on September 24, 2024. On February 3, 2025, the Court entered a letter ruling denying the AIM Fee Motion and the Jorgl Fee Motion. The case is now concluded.

AIM ImmunoTech, Inc. v. Tudor, et al., in the United States District Court for the Middle District of Florida, Ocala Division, Case No. 5:2022cv00323.

On April 22, 2024, the District Court issued an order granting-in-part Lautz and Jorgl’s Rule 59(e) and Rule 11 motions, respectively. The court entered an order finding Jorgl and Lautz were entitled to recover attorney’s fees and costs and entered judgment on behalf of Jorgl for $216,936, and on behalf of Lautz for $76,473. AIM has appealed these judgments to the United States Court of Appeals for the Eleventh Circuit, and secured a stay of the enforcement of the judgment spending the 11th Circuit Appeal. AIM’s appeal does not seek damages. AIM filed its initial brief on September 4, 2024. The parties attended mediation on November 5, 2024. The parties did not reach an agreement, and mediation impassed. After mediation, Appellees filed answer briefs and Jorgl and Lautz filed motions for sanctions seeking reimbursement of appellants Attorney’s fees. The appeal and Appellees ‘motions are fully briefed. The appellate court has not yet issued a ruling.

On June 18, 2024, The Carlyle Appellate Law firm was engaged for the above referenced appeal. The Carlyle Appellate Law firm has since filed a notice of appearance in that matter. AIM is exposed in this matter for the amount of those Judgments (which have been bonded by AIM), interest on those judgements, as well as potentially paying attorney’s fees in the event the appeal is unsuccessful.

Kellner v. AIM ImmunoTech Inc. et al., in the Supreme Court of the State of Delaware, Case No. 3, 2024.

On January 16, 2024, the Delaware Supreme Court granted-in-part Kellner’s motion to expedite and scheduled oral argument before the en banc Delaware Supreme Court for April 10, 2024. On April 10, 2024, the en banc Delaware Supreme Court heard oral argument from AIM and Kellner in this matter and took the matter under consideration. On July 11, 2024, the Delaware Supreme Court issued a decision affirming in part and reversing in part the Court of Chancery’s December 28, 2023 opinion, and not remanding the matter to the Court of Chancery. The Supreme Court held that certain of the bylaws adopted by the board were legally invalid and inequitable. The board has subsequently revised the bylaws to address and correct said deficiencies. The Delaware Supreme Court also held that No further action was required with respect to Kellner’s rejected nominations.

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

BioLife

On September 6, 2024, the parties filed a Stipulation with the Court dismissing the counterclaims, without prejudice, in order to allow the Superior Court (appellate) to consider the Appeal issues without the need for duplicate trials. The Stipulation was accepted by the Court on October 17, 2024 dismissing the counterclaims. On October 7 we perfected our Appeal in the Superior Court. On November 7, 2024, we served our Concise Statement of Matters Complained of on Appeal. The Superior Court issued a briefing schedule that required that our opening brief is due on January 21, 2025 and Appellee’s response is due 30 days thereafter. We filed our Answer. Appellee requested and was granted a 30 day extension. The Appellee sought and was granted an extension to file its Appellee’s Brief until March 24, 2025. On March 24, 2025, Appellee filed its brief. Now our Reply Brief is due two weeks thereafter. Although we requested oral argument, the Superior Court has not yet indicated whether oral argument would be granted or issued an argument schedule on the matters to be considered on appeal. No estimate can be made at this time regarding the scheduling or ultimate determination of the matters set forth in the Petition and the underlying issues presented in the appeal.

No judgement can be made at this time of the likelihood of the Company prevailing on its claims.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed and traded on the NYSE American under the symbol AIM.

Holders of Common Stock

As of March 24, 2025, there were approximately 146 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

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

Recent Sales of Unregistered Securities

On March 15, 2024, Mr. Equels purchased 75,758 shares of our common stock at a purchase price of $0.33 per share; Mr. Rodino purchased 37,879 shares of our common stock at a purchase price of $0.33 per share; and Mr. Appelrouth purchased 90,910 shares of our common stock at a purchase price of $0.33 per share. On March 21, 2024, Ms. Bryan purchased 38,462 shares of our common stock at a purchase price of $0.39. On May 6, 2024, Mr. Equels purchased 61,729 shares of our common stock at a purchase price of $0.405. On May 6, 2024, Mr. Rodino purchased 30,865 shares of our common stock at a purchase price of $0.405. One November 20, 2024, Mr. Equels purchased 60,110 shares of our common stock at a purchase price of $0,183.

Subsequent to December 31, 2024, on March 4, 2025, Mr. Equels purchased 83,334 shares of our common stock at a purchase price of $0.12 price per share.

All purchases were under the Employee Stock Purchase Plan. No commissions were paid with regard to these sales. The sales were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is related to our financial condition and results of operations for the two years ended December 31, 2024. This information should be read in conjunction with our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K. Please also see “Special Note Regarding Forward Looking Statements and Summary Risk Factors” in ITEM 1. Business.

RESULTS OF OPERATIONS

Year ended December 31, 2024 versus year ended December 31, 2023

Our net loss was approximately $17,320,000 and $28,962,000 for the years ended December 31, 2024 and 2023, respectively, representing a decrease in net loss of approximately $11,642,000 or 40% when compared to the same period in 2023. This decrease in net loss for the year ended December 31, 2024, was primarily due to the following:

●	a decrease in general and administrative expenses of $7,423,000;
●	a decrease in research and development expenses of $4,742,000;
●	an increase in interest/other income of $4,123,000;
●	a decrease in production costs of $11,000; net with
●	a decrease in gain from sale of income tax operating losses of $3,271,000;
●	an increase on loss from investments of $293,000;
●	an increase in interest expense of $585,000;
●	an increase in warrant valuation of $458,000;
●	a decrease on the gain from sale of fixed assets of $18,000; and a
●	a decrease in revenue of $32,000.

Net loss per share was $ (0.31) and $ (0.60) for the years ended December 31, 2024 and 2023, respectively. The weighted average number of shares of our common stock outstanding as of December 31, 2024, was 56,016,870 as compared to 48,585,404 as of December 31, 2023.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $170,000 and $202,000 for the years ended December 31, 2024 and 2023, representing a decrease of $32,000 which is primarily related to the fluctuation of patient participation.

For the years ended December 31, 2024 and 2023, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Production Costs

For the years ended December 31,2024 and 2023, production costs were approximately $31,000 and $42,000, respectively, reflecting a decrease of $11,000 in the current period. This reduction was primarily due to production costs incurred for of the manufacturing of Ampligen in the last quarter of 2023, which did not recur in 2024.

Research and Development Costs

For the year ended December 31, 2024, research and development (“R&D”) expenses totaled approximately $6,197,000, compared to $10,939,000 in the prior year, representing a decrease of approximately $4,742,000. This reduction was primarily driven by a $3,216,000 decrease in company sponsored clinical trial expenses and a $1,622,000 reduction in outside consultant costs.

General and Administrative Expenses

For the years ended December 31, 2024 and 2023, general and administrative (“G&A”) expenses were approximately $13,714,000 and $21,137,000, respectively, reflecting a decrease of approximately $7,423,000. This reduction was primarily driven by a $7,211,000 decrease in legal, financial and consulting fees, which were higher in the prior year due to expenses incurred in response to stockholder nomination litigation issues in 2023.

Gain (loss) on Investments

For the years ended December 31, 2024, and 2023, gain (loss) on investments was approximately ($93,000) and $200,000, respectively, reflecting an increase in investment losses of approximately $293,000. This loss was primarily driven by changes in the fair value of equity investments.

Gain (loss) from sale of income tax operating losses

In 2024, we recognized a ($1,604,000) impact related to the sale of our net operating losses (NOLs) under the New Jersey Technology Business Tax Certificate Transfer Program, compared to a $1,667,000 benefit in 2023. This decline was primarily due to our company reaching the program’s lifetime cap of $20,000,000 in cumulative NOL sales.

Liquidity and Capital Resources

Cash used in operating activities for the year ended December 31, 2024, was approximately $14,888,000 compared to approximately $21,267,000 for the same period in 2023, a decrease of $6,379,000. Net cash used in operating activities for the year ended December 31, 2024 was impacted by a net loss of approximately $17,320,000, an improvement from approximately $28,962,000 in 2023. However, since net loss includes significant non-cash expenses, actual cash from operations was influenced by several adjustments. Non-cash adjustments comparing 2024 to 2023 included a decrease of $2,000 in depreciation of property, plant, and equipment, an increase of $10,000 in amortization of patents and trademarks, an increase of $301,000 in amortization of financial obligations. Other significant non-cash expenses included $17,000 in non-cash lease expenses and $443,000 in equity-based compensation. Additionally, we recognized a $293,000 loss on the sale of marketable securities, a $458,000 loss related to the valuation of warrants, a $34,000 loss from patent abandonments. Proceeds from the sale of fixed assets were $0 in 2024, compared to $18,000 in 2023, reflecting a decrease in asset sales and related cash inflows year-over-year. These were partially offset by a $692,000 gain from funds received under the New Jersey NOL program and a $50,000 reduction in prepaid expenses. Changes in working capital also impacted operating cash flows, with a $6,126,000 decrease in accounts payable, a $2,378,000 decrease in accrued expenses, a $1,062,000 increase in other assets, and a $35,000 decrease in lease liabilities. Collectively, these factors contributed to the overall cash flow from operating activities during the period.

Cash provided by investing activities was $4,706,000 in 2024, a significant improvement from $(832,000) in 2023, reflecting a $5,538,000 year-over-year increase. The primary driver of this improvement was $5,623,000 in proceeds from the sale of marketable securities in 2024, compared to $1,299,000 in 2023. Additionally, purchases of marketable securities declined to $361,000 in 2024 from $1,593,000 in the prior year, further contributing to the positive cash flow impact. The Company continued investing in intellectual property, with $538,000 spent on patents and trademarks in 2024, compared to $585,000 in 2023. Capital expenditures included $18,000 in purchases of property, plant, and equipment (PP&E) in 2024, whereas 2023 included $47,000 in proceeds from the sale of PP&E. The overall increase in net investing cash flow was primarily attributable to higher proceeds from marketable securities and lower investment purchases, improving the company’s liquidity position.

Cash provided by financing activities totaled $6,444,000 in 2024, a significant increase compared to $485,000 in 2023, reflecting a $5,959,000 year-over-year improvement. This increase was primarily driven by $892,000 in net proceeds from the sale of stock in 2024, up from $485,000 in 2023. Additionally, the company secured $2,500,000 in proceeds from the issuance of notes payable, compared to zero in the prior year. Another key factor was a $3,303,000 non-cash warrant valuation adjustment in 2024, which had no comparable entry in 2023. In 2024, we repaid $251,000 in debt, whereas no debt repayments were made in 2023. These financing activities strengthened the company’s liquidity position and provided additional capital to support ongoing operations and strategic initiatives.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. As noted above, as of December 31, 2024, we had approximately $3,977,000 in cash, cash equivalents and marketable securities, inclusive of approximately $2,276,000 in marketable securities, representing a decrease of approximately $9,093,000 from December 31, 2023.

In addition, we have suffered losses from operations as of December 31, 2024, and have a working capital deficit. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements. See Note 1 to our audited Consolidated Financial Statements. Please see “Risk Factors - We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, there is a substantial doubt about our ability to continue as a going concern.”

The accompanying audited consolidated financial statements have been prepared assuming that we will continue as a going concern. On December 31, 2024, our current liabilities exceeded our current assets by $5,359,000 which raised doubt about our ability to continue as a going concern. Additionally, at December 31, 2024, our stockholders’ equity was below the minimum requirements for continued listing on the NYSE American.

Management evaluated the conditions, and their significance of those conditions related to our ability to meet our obligations and determined that the primary cause of the working capital deficit was related to an accounts payable balance of approximately $6,400,000. This balance includes approximately $4,900,000 of legal fees related to litigation. We are currently negotiating with the law firm to reduce prior billings. These negotiations are ongoing and could, if resolved favorably to us, partially alleviate the working capital deficit.

On September 6, 2024, an amendment to an agreement dated April 7, 2022, was executed by us and Amarex clarifying and changing the nature of the remaining execution fee of $725,437. The amendment allowed that the remainder would not be exclusive to the agreement dated on April 7, 2022, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash. Due to the changes brought about by the amendment, the nature of the payment changed to deposit status. At December 31, 2024, we had an outstanding deposit of $653,000 which may be used to offset future clinical research expenditures. This deposit is listed as a non-current asset on the balance sheet but could provide working capital if the timing of expenditures are realized within the next 12 months.

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

Potential Delisting from the NYSE American.

The closing price of our common stock on the NYSE American on March 24, 2025 was $0.14 per share. On December 11, 2024, we received an official notice of noncompliance with the NYSE American’s continued listing requirements. This includes the need for us to have stockholders’ equity of $6.0 million or more. The NYSE American’s review showed that we were not in compliance with that requirement. As required, we submitted a plan (the “Plan”) to the NYSE American illustrating how we can regain compliance by June 11, 2026. The Plan includes a number of ways to raise capital. The NYSE American accepted our Plan on February 26, 2025. If we are not able to regain compliance by June 11, 2026, our common stock may be delisted from the NYSE American. As of December 31, 2024, our stockholders’ deficit was ($1.3) million. We must increase our stockholders’ equity to be at least $6 million to regain compliance with this rule. If we are not able to raise sufficient capital as set forth in the Plan or by other means, we may be unable to regain compliance with the NYSE American’s listing standards and our securities could be subject to delisting. In the event that the price of our Common Stock drops to $0.10 per share, our Common Stock will automatically be delisted from the NYSE American.

As part of the Plan, we will be holding a special meeting of stockholders solely for the purpose of authorizing a reverse split of our outstanding shares. The proxy statement for that meeting has been filed with the SEC and is available on the SEC’s website. We believe that effecting a reverse split will assist us with raising capital we need to continue our business and avoiding an automatic delisting if the stock price drops to $0.10 per share.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we do not have adequate funds to meet our anticipated operational cash needs and fund current clinical trials. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We will need to obtain additional funding in the future to continue operations and for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies.

Today, some four years after COVID-19 first appeared, the world has a number of vaccines and some promising therapeutics. Our quest to prove the antiviral activities of Ampligen continues. If Ampligen has the broad-spectrum antiviral properties that we believe that it has, it could be a very valuable tool in treating variants of existing viral diseases, including COVID-19, or novel ones that arise in the future. Unlike most developing therapeutics which attack the virus, Ampligen works differently. We believe that it activates antiviral immune system pathways that fight not just a particular virus or viral variant, but other similar viruses as well.

At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We will need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies. If we are unable to commercialize and sell Ampligen and/or recommence material sales of Alferon N Injection, our operations, financial position and liquidity may be adversely impacted, and additional financing may be required. There can be no assurances that, if needed, we will be able to raise adequate funds or enter into licensing, partnering or other arrangements to advance our business goals. We may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We are unable to estimate the amount, timing or nature of future sales of outstanding common stock or instruments convertible into or exercisable for our common stock. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. See Part I, Item 1A - “Risk Factors; We will require additional financing which may not be available”.

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

Research & Development (R&D) Expenses

We expense R&D costs as incurred. However, we estimate and accrue costs related to clinical trials, third-party contract research organizations (CRO’s), manufacturing development, and preclinical studies based on services performed. Material changes in assumptions could significantly impact R&D expenses in any given period.

Stock-Based Compensation

We grant stock options, the valuation of which requires significant judgement. To estimate their fair value, we use the Black-Scholes model, which involves assumptions about stock volatility, expected option life, and risk-free interest rates. Changes in estimated volatility or expected option life could have a material impact stock-based compensation expenses.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 8.	Financial Statements and Supplementary Data.

Please see the “Index to Financial Statements and Financial Statement Schedule” on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A.	Controls and Procedures.

Effectiveness of Control Procedures

As of December 31, 2024, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2024, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, Management used the criteria set forth in the framework in 2013 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2024, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this report.

ITEM 9B.	Other Information.

We received notice from the NYSE American about our potential delisting and we have submitted a Plan that has been accepted by the NYSE American to regain compliance and fund our continued operations. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources; Potential Delisting from the NYSE American, above.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance.

The following sets forth biographical information about each of our Directors and Executive Officers as of the date of this report:

Name	Age	Position
Thomas K. Equels, M.S., J.D.	72	Chief Executive Officer, President and Director
Nancy Bryan, MBA	67	Director
William M. Mitchell, M.D., Ph.D.	90	Chair of the Board and Director
Ted D. Kellner	78	Director
David Chemerow, MBA	73	Director
Peter W. Rodino III, Esq.	73	Chief Operating Officer, General Counsel and Secretary
Robert Dickey IV, MBA	69	Chief Financial Officer

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

THOMAS K. EQUELS, M.S., J.D. is our Chief Executive Officer (since 2016), President (since 2015) and Executive Vice Chair (since 2008). He has also been one of our Directors since 2008. Mr. Equels was formerly the President and Managing Director of the Equels Law Firm in Miami, Fla. For over a quarter century, he represented national governments, state governments and private companies in banking, insurance, aviation, pharmaceutical and construction matters. He also was on numerous occasions the court-appointed receiver to turn around distressed companies. Mr. Equels received his Juris Doctor degree with high honors from Florida State University. He received his Bachelor of Science, summa cum laude, from Troy University and also obtained his Master of Science Degree from Troy University. Mr. Equels began his professional career as a military pilot. He served in Vietnam and was awarded two Distinguished Flying Crosses, the Bronze Star, the Purple Heart, and fifteen Air Medals. In 2012, he was Knighted by Pope Benedict.

THOMAS K. EQUELS, M.S., J.D. - Director Qualifications:

●	Leadership Experience – Military, Owner and former President, Managing Director of Equels Law Firm, Court appointed receiver in numerous industries;
●	Industry Experience – as legal counsel, General Counsel, CFO and CEO; and
●	Biotech, Scientific, Legal or Regulatory Experience - Law degree with over 25 years as a practicing attorney specializing in litigation, development of clinical trials, creating intellectual property concepts, and established plan to finance drug development.

NANCY K. BRYAN, MBA was appointed as a director of the Company in March 2023. Ms. Bryan is an established leader with more than 35 years of experience in the life sciences industry. She has served on executive leadership teams and played key roles in biopharmaceutical companies’ successes, including marketing, sales, business development, financing and communications. From May 2013 to December 2023, Ms. Bryan served as the President and CEO of BioFlorida Inc., an association supporting the advancement of life sciences in Florida. Prior to joining BioFlorida, Ms. Bryan began her career with major pharmaceutical companies including Merck, GlaxoSmithKline and Bayer Pharmaceuticals. She then went on to serve in a number of executive leadership positions in specialty pharmaceuticals and smaller, start-up biotech companies, including Indevus Pharmaceuticals and NPS Pharmaceuticals. Throughout her career, Bryan helped develop, launch and commercialize many products including blockbusters (Zantac, Levitra), major biologics (Tysabri) and orphan drugs for rare diseases (Valstar for bladder cancer, Supprelin LA for central precocious puberty), and helped establish franchises in a wide variety of therapeutic areas, including Oncology, Anti-infectives, GI, Urology and Autoimmune (MS, CD). She has established a successful track record introducing strategic and tactical solutions to develop global markets as well as launch, grow and turn around established and underperforming drugs, resulting in greater revenue, market share, profitability and stockholder value.

Ms. Bryan holds a BA in Economics from the University of Virginia and an MBA from Columbia University, and her academic honors include Phi Beta Kappa and Beta Gamma Sigma.

NANCY K. BRYAN, MBA – Director Qualifications:

●	Leadership Experience – President and CEO of BioFlorida; served on executive leadership teams and played a key role in biopharmaceutical companies’ successes including marketing, sales, business development, financing initiatives and investor and PR communications; and
●	Industry/Commercialization Experience – Experience in Biopharmaceuticals in commercial positions of increasing responsibility involving primary care, biologics and specialty markets; throughout her career, she has developed, launched and commercialized many products, major biologics and orphan drugs for rare diseases and has established franchises in a wide variety of therapeutic areas including: Oncology, Anti-infectives, GI and Autoimmune (MS,CD).

WILLIAM M. MITCHELL, M.D., Ph.D. has been a director since July 1998 and Chair of the Board since February 2016. Dr. Mitchell has served as a Professor of Pathology, Microbiology & Immunology, at Vanderbilt University School of Medicine since 1966 and is a board-certified physician. Dr. Mitchell earned an M.D. from Vanderbilt and a Ph.D. from Johns Hopkins University, where he served as House Officer in Internal Medicine, followed by a Fellowship at its School of Medicine. Dr. Mitchell has published over 250 papers, reviews and abstracts that relate to viruses, anti-viral drugs, immune responses to viral infection, detection in blood of cancer DNA (i.e., the liquid biopsy), and other biomedical topics. Dr. Mitchell has worked for and with many professional societies that have included the American Society of Investigative Pathology, the International Society for Antiviral Research, the American Society of Clinical Oncology, the American Society of Biochemistry and Molecular Biology, the American Chemical Society, and the American Society of Microbiology. Dr. Mitchell is a member of the American Medical Association. He has served on numerous government review committees, among them the Centers for Disease Control and Prevention (CDC) and the National Institutes of Health, including the initial AIDS and Related Research Review Group. Dr. Mitchell previously served as one of the Company’s directors from 1987 to 1989.

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

TED D. KELLNER was elected as a Director of the Company in December 2024. Mr. Kellner is a Chartered Financial Analyst with 50 years of investment experience and currently manages his personal and family investments after retiring in 2017 from his career as a portfolio manager at Fiduciary Management, Inc., an investment management firm that he founded in 1980. Fiduciary Management, Inc. currently manages approximately $15 billion in assets, pension and profit-sharing trusts, Taft-Hartley and public funds, endowments and personal trusts throughout the United States. He is also the Chairman of Fiduciary Real Estate Development Inc., a business founded by Mr. Kellner in 1984 that owns and manages over $2.3 billion in multi-family residential units. Mr. Kellner previously served as a director of Metavante Technologies, Inc., a then publicly-traded company that provided banking and payments technologies to financial services firms, from 2007 to 2009, and Marshall & Ilsley Corporation, a then publicly-traded bank and financial holding company, from 2000 to 2011. He also served as a director of each of the American Family Mutual Insurance Company from 2001 to 2018, and currently serves on the board of the Kelben Foundation, a family foundation focused on education and health programs. Mr. Kellner holds a BBA in Finance, Investments, and Banking from the University of Wisconsin.

TED D. KELLNER - Director Qualifications:

●	Leadership Experience – Executive and founder of Fiduciary Management, Inc. and Board of Directors Chairman and founder of Fiduciary Real Estate Development Inc. Extensive experience serving as an independent Board Member on three public company Boards, including participation on Executive, Compensation, Finance, and Investment committees. Additionally, he has served as a Board Member for several private company and non-profit organizations; and
●	Finance Experience – Over 50 years of experience with financial analysis both as an executive and investor, executing strategic plans, overseeing day-to-day financial management, and identifying investment monetization opportunities.

DAVID CHEMEROW, MBA was appointed as a Director of the Company in February 2025. Mr. Chemerow brings more than 40 years of finance, accounting and operations leadership experience across multiple industries. He previously served as the Chief Financial Officer and Treasurer, and prior to that as Chief Revenue Officer, of Comscore, Inc., an American-based global media measurement and analytics company. Prior to his tenure at Comscore, Mr. Chemerow served as the Chief Operating Officer and Chief Financial Officer of Rentrak Corporation through its merger with Comscore, Inc. in January 2016. Prior to 2009, Mr. Chemerow held senior executive roles leveraging his financial, business and operational expertise across multiple companies. Mr. Chemerow earned an AB in mathematics from Dartmouth College in 1973 and an MBA from the Amos Tuck School of Business Administration at Dartmouth College in 1975.

DAVID CHEMEROW, MBA – Director Qualifications

●	Leadership Experience – Held senior executive roles leveraging his financial, business and operational expertise across multiple companies. Currently serves on the Board of Directors for Dunham’s Athleisure Corporation and on the Advisory Board of Huntington Outdoor, LLC, Also serves on the Board of non-profit theater, The Martha’s Vineyard Playhouse, and is President of the Board of the Pilot Hill Farm Association. Previously served as a member of the Board of Directors of RiceBran Technologies, Inc. and served 15 years as a Board member of Playboy Enterprises.
●	Finance Experience - More than 40 years of finance, accounting and operations leadership experience across multiple industries. Served as the Chief Financial Officer and Treasurer, and prior to that as Chief Revenue Officer, of Comscore, Inc., an American-based global media measurement and analytics company. Served as the Chief Operating Officer and Chief Financial Officer of Rentrak Corporation through its merger with Comscore, Inc.

Information about our Executive Officers

In addition to Mr. Equels (discussed above), the following are our Executive Officers:

PETER W. RODINO, III, Esq. was a director of the Company from July 2013 until September 30, 2016, when Mr. Rodino resigned as a member of our Board to permit him to serve the Company in a new capacity. Effective October 1, 2016, we retained Mr. Rodino as our Executive Director for Governmental Relations, and as our General Counsel and, as of October 16, 2019, Mr. Rodino assumed the role of Chief Operating Officer. Mr. Rodino has been our Secretary since November 2016. Mr. Rodino has broad legal, financial, and executive experience. In addition to being President of Rodino Consulting LLC and managing partner at several law firms during his many years as a practicing attorney, he served as Chairman and CEO of Crossroads Health Plan, the first major Health Maintenance Organization in New Jersey. He also has had experience as an investment executive in the securities industry and acted as trustee in numerous Chapter 11 complex corporate reorganizations. Previously, as founder and president of Rodino Consulting, Mr. Rodino provided business and government relations consulting services to smaller companies with a focus on helping them develop business plans, implement marketing strategies and acquire investment capital. Mr. Rodino holds a B.S. in Business Administration from Georgetown University and a J.D. degree from Seton Hall University.

ROBERT DICKEY IV, MBA has been our Chief Financial Officer since April 4, 2022. Mr. Dickey was a senior vice president of the Company from 2008 until 2013. Mr. Dickey has more than 25 years of experience in C-suite financial leadership for life science and medical device companies, both private and public, ranging from preclinical development to commercial operations and across a variety of disease areas and medical technologies. Mr. Dickey has served as Managing Director at Foresite Advisors since March 2020 assuming responsibility for CFO advisory, financial analysis, capital raising, and transactional support/execution for public offerings and M&A services at life science companies. Mr. Dickey serves as a member on the board of directors of AngioGenex, SFA Therapeutics and GSNO Therapeutics. Throughout his career he has demonstrated C-level (CFO, COO and CEO) and Board level experience in public, private, revenue stage and development stage life sciences and medical device companies and has played a leading role in two start-ups. Earlier in his career, Mr. Dickey spent 18 years in investment banking, primarily at Lehman Brothers, with a background split between mergers and acquisitions and capital markets transactions. Mr. Dickey is experienced in all stages of the business lifecycle, including start-up, high-growth and turnarounds, and in building businesses and achieving an exit. He also has international experience, expertise in public and private financings, M&A, partnering/licensing transactions, project management and Chapter 11 reorganizations, as well as interacting with boards, VC’s, shareholders and Wall Street. Mr. Dickey has an MBA from The Wharton School and an AB from Princeton University.

Audit Committee

The Audit Committee of our Board consists of Ms. Bryan (Chair), Dr. Mitchell, Mr. Kellner and Mr. Chemerow, all of whom have been determined by the Board to be Independent Directors as required under Section 803(2) of the NYSE: American Company Guide and Rule 10A-3 under the Exchange Act. The Board has determined that Ms. Bryan and Mr. Chemerow each qualifies as an “audit committee financial expert” as that term is defined by Section 803B(2) of the NYSE: American Company Guide and the rules and regulations of the SEC.  Messrs. Kellner and Chemerow were appointed to the Audit Committee on March 13, 2025.

We believe all of the foregoing to be independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this Committee. The principal functions of the Audit Committee are to (1) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements and management’s assessment of internal control over financial reporting, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm’s qualifications, independence and performance; (2) select the independent registered public accounting firm, oversee the work of the independent registered public accounting firm, pre-approve all auditing services of the independent registered public accounting firm and evaluate the independent registered public accounting firm’s qualifications, independence and performance; (3) prepare the reports or statements as may be required by NYSE American or the securities laws; (4) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls; (5) discuss the financial statements and reports with management and the independent registered public accounting firm, including critical accounting policies and practices, our disclosures in our Annual Report and any significant financial reporting that arose in the preparation of the audited financial statements; and (6) oversee the Disclosure Control Committee. The Audit Committee is authorized to engage independent counsel and other advisors as it deems necessary.

This Audit Committee formally met six times in 2024 with all committee members in attendance. Our General Counsel and Chief Financial Officer support the Audit Committee in its work. The full text of the Audit Committee’s Charter, as approved by the Board, is available on our website: http://www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”.

Scientific Advisory Board (“SAB”)

The SAB was established to leverage its member’s scientific and pharmaceutical expertise and advice to advance our drug development programs by providing guidance on steering us forward and capitalizing on business opportunities as well as interactions with the FDA. It is responsible for: (i) reviewing all submissions made by us to the FDA and other regulators to ensure that the submissions fully, accurately, and timely describe the status of any clinical trials, tests, or other studies or analyses of drug safety and efficacy undertaken by us, and any agreements, protocols, or guidance provided by relevant regulatory agencies; and (ii) monitoring and supervising our relationship with the FDA. The SAB shall have free and open access to our scientific and executive personnel, including the Chief Scientific Officer and the members of our Board of Directors. The SAB is comprised of William Mitchell, M.D., Chairman, and Ronald Brus, M.D., W. Neal Burnette, M.D., Christopher Nicodemus, M.D., and Philip Ransom Roane, Ph.D. all of whom are members. The SAB did not meet in 2024.

Disclosure Controls Committee

The Disclosure Controls Committee (“DCC”) reports to the Audit Committee and is responsible for procedures and guidelines on managing disclosure information. The purpose of the DCC is to make certain that information required to be publicly disclosed is properly accumulated, recorded, summarized and communicated to the Board and management. This process is intended to allow for timely decisions regarding communications and disclosures and to help ensure that we comply with related SEC rules and regulations. The DCC is responsible for (1) implementing, monitoring and evaluating our disclosure controls and procedures; (2) reviewing and evaluating our interactions with the FDA and other similar regulatory bodies; and (3) reviewing with the Audit Committee our earnings and other press releases and periodic reports and proxy statements that are to be filed with the SEC. Robert Dickey, our CFO, is the DCC’s Investor Relations Coordinator and Chair. The other members of the DCC are Peter Rodino, our COO and General Counsel, Dr. William Mitchell, one of our Independent Directors, Dr. David Strayer, Medical Officer, Diane Young, our Clinical Project Manager, Jodie Pelz, our Director of Finance, and Ann Marie Coverly, Director of HR and Administration serving as the Deputy Investor Relations Coordinator. The full text of the DCC’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance.” The DCC actively met on numerous occasions in 2024.

Executive Committee

In February 2016, our Board formed the Executive Committee. On March 28, 2023, Ms. Bryan was appointed as an additional member of this committee and on March 13, 2025, Mr. Kellner was appointed as an additional member of this committee. The Executive Committee reports to the Board, and its purpose is to aid the Board in handling matters which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board. Mr. Equels, our Chief Executive Officer is the chair of the Committee and is a member of the Committee along with our two independent directors, Dr. Mitchell and Ms. Bryan. The full text of the Executive Committee Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investor Relations” tab under “Corporate Governance”. The Committee did not meet in 2024.

Compensation Committee

The Compensation Committee consists of Nancy Bryan (Chair), William Mitchell, M.D., Ph.D., Ted Kellner and David Chemerow. Messrs. Keller and Chemerow were appointed to this committee on March 13, 2025. Each of these committee members is “independent” under applicable NYSE American rules, a “Non-Employee Director” as defined in Rule 16b-3 under the Exchange Act, and an “Outside Director” as defined under the U.S. Treasury regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

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

This Committee formally met four times in 2024 and all committee members were in attendance for the meetings. Our General Counsel, Chief Financial Officer and Director of Human Resources support the Compensation Committee in its work.

Corporate Governance and Nomination Committee

The Corporate Governance and Nomination Committee consists of Dr. William M. Mitchell (Chair) and Director, and Nancy K. Bryan, Director. In 2024, the Corporate Governance and Nomination Committee met two times. All committee members were in attendance for the meetings.

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

Stockholders who wish to suggest qualified candidates should write to the Corporate Secretary, AIM ImmunoTech Inc., 2117 SW Highway 484, Ocala, Florida 34473, stating in detail the qualifications of such persons for consideration by the Committee. Director candidates should demonstrate the qualifications, experience and skills for Board members which are important to AIM’s business and its future.

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

Insider Trading Policy

Our Insider Trading Policy is contained in our Code of Ethics (see above) which, inter alia, governs the purchase, sale and other dispositions of ours securities by directors, officers and employees and our affiliates, as well as their immediate family members and other persons living in their households. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us. The Insider Trading Policy prohibits covered persons from directly or indirectly purchasing or selling our securities while in possession of material non-public information concerning us.

Equity Grant Practices

Although we have not adopted a formal policy pertaining to the timing of stock option grants to our named executive officers, it is our practice not to time the grant of equity awards, including stock options, in relation to the release of material non-public information (“MNPI”). Similarly, the Company does not time the disclosure of MNPI for the purpose of affecting the value of executive compensation. In addition, our Compensation Committee generally approves the grant of equity awards for our executive officers, including each of the named executive officers.

Limitation on Liability and Indemnification of Directors and Officers

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

You may obtain a copy of this Code by visiting our website at www.aimimmuno.com (Investor Relations / Corporate Governance) or by written request to our office at 2117 SW Highway 484, Ocala, FL 34473.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors and officers, and any beneficial owner of more than 10% of a class of our equity securities, are required to report their ownership of the Company’s equity securities and any changes in such ownership in a timely manner. We are required to disclose in this Report any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2024. Based solely upon information provided by officers and directors and greater than 10% owners, we are not aware of any filings not made on a timely basis, except for a Form 4 filed on January 21, 2025, to report Thomas Equels purchase of shares.

ITEM 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This discussion and analysis describes our executive compensation philosophy, process, plans and practices as they relate to our “Named Executive Officers” (“NEO”) listed below and gives the context for understanding and evaluating the more specific compensation information contained in the narratives, tables and related disclosures that follow. For the purposes of discussion and analysis, the following NEOs are included in the narratives, tables and related disclosures that follow:

●	Thomas K. Equels, Chief Executive Officer (“CEO”) and President; and

●	Robert Dickey IV, Chief Financial Officer (“CFO”); and

●	Peter Rodino, Chief Operating Officer (“COO”), General Counsel and Company Secretary (“CS”).

In November 2020, we entered into an employment agreement with Thomas Equels. The agreement runs for five years but automatically renews for additional five-year periods unless terminated in writing prior to the end of the then current term. Compensation is divided into both short- and long-term compensation. Short-term (cash) compensation consists of a base salary of $850,000. Mr. Equels will be awarded a year-end target bonus based on performance and goals established by the Compensation Committee of up to $350,000. Long term compensation will be provided by 100,000 non-qualified yearly stock options with one-year vesting commencing on November 30, 2021. In March 2021, we entered into employment agreements with Peter Rodino. The agreement runs for three years but automatically renews for additional three-year periods unless terminated in writing prior to the end of the then current term. The Agreement renewed. Compensation is divided into both short- and long-term compensation. Short-term (cash) compensation consists of a base salary of $425,000. Mr. Rodino will be awarded a year-end target bonus based on performance and goals established by the Compensation Committee. Long term compensation will be provided by 100,000 non-qualified yearly stock options with one-year vesting commencing on November 30, 2021. In addition, Mr. Equels and Mr. Rodino will be entitled to awards (“Event Awards”) equal to 3% for Mr. Equels and 1% for Mr. Rodino of the “Gross Proceeds” from specific events such as acquisitions, licensing agreements or “therapeutic indication” (each, an “Event”). Gross Proceeds means those cash amounts paid to us by the other parties for licensing agreements, therapeutic acquisitions or any other one-time cash generating event. Therapeutic indications are for example target organ specific pathologically defined cancer indications, vaccine enhancers, broad spectrum antiviral indications, or medical entities associated with persistent severe fatigue. Mr. Equels and Mr. Rodino also will each be entitled to an award (an “Acquisition Award”) equal to 3% for Mr. Equels and 1% for Mr. Rodino of the Gross Proceeds, upon the sale of our Company or substantially all of its assets (an “Acquisition”). An Event Award or Acquisition Award shall be paid in cash within 90 days of our receipt of the Gross Proceeds. On March 2022, the Company entered into a consulting agreement with Foresite Advisors, LLC, a company wholly owned by Robert Dickey IV, for $375 an hour pursuant to which Mr. Dickey serves as our Chief Financial Officer, effective April 4, 2022.

Mr. Equels employment agreement was amended in August 2024 and further amended in September 2024. The first amendment revised short term compensation during the one-year period ending August 12, 2025. The Employee’s Short-term compensation consists of a base salary of $750,000 and shares of the Company’s common stock, $.001 par value, valued at $100,000, such value equal to 100% of the closing price of the Company’s common stock on the NYSE American on the trading date immediately preceding August 12, 2024. The second amendment further revised short term compensation during the one year period ending September 11, 2025. The Employee’s short-term compensation consists of a base salary of $650,000 and shares of the Company’s common stock, $.001 par value, valued at $100,000, such value equal to 100% of the closing price of the Company’s common stock on the NYSE American on the trading date immediately preceding September 11, 2024.

Mr. Rodino’s employment agreement was amended in August 2024 and further amended in September 2024. The first amendment revised short term compensation during the one-year period ending August 12, 2025. The Employee’s Short-term compensation consists of a base salary of $375,000 and shares of the Company’s common stock, $.001 par value, valued at $50,000, such value equal to 100% of the closing price of the Company’s common stock on the NYSE American on the trading date immediately preceding August 12, 2024.

Results of Stockholder Advisory Vote on Executive Compensation

At the December 2024 Annual Meeting of Stockholders, the Stockholders did not approve the annual, non-binding advisory vote on Executive Compensation.

Objectives and Philosophy of Executive Compensation

The primary objectives of the Compensation Committee of our Board of Directors with respect to Executive compensation are to attract and retain the most talented and dedicated Executives possible, to tie annual and long-term cash and stock incentives to the achievement of measurable performance objectives, and to align Executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee expects to implement and maintain compensation plans that tie a substantial portion of Executives’ overall compensation to key strategic financial and operational goals such as the establishment and maintenance of key strategic relationships, the development of our products, the identification and advancement of additional products and the performance of our common stock price. The Compensation Committee evaluates individual Executive performance with the goal of setting compensation at levels the Committee believes are comparable with Executives in other companies of similar size and stage of development operating in the biotechnology industry while taking into account our relative performance, our own strategic goals, governmental regulations and the results of Stockholder Advisory Votes regarding executive compensation.

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2024 and 2023 of Thomas Equels, our Chief Executive Officer, Peter Rodino our Chief Operating Officer, General Counsel and Secretary, Robert Dickey IV our Chief Financial Officer.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees $ (2)	Bonus $(6)	Stock Awards $ (2)	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation $ (3)	Total $
Thomas K Equels	2024	783,333	—	200,000	—	—	—	106,392	1,089,725
CEO & President	2023	850,000	350,000	—	128,112	—	—	103,189	1,431,301
(2)3

Robert Dickey IV	2024	49,549	—	—	—	—	—	—	49,549
CFO (2)4	2023	54,484	$10,000	—	—	—	—	—	64,484

Peter Rodino
COO, General Counsel	2024	408,333	—	50,000	—	—	—	63,016	521.349
& Secretary (2)5	2023	425,000	150,000	—	42,704	—	—	59,940	677,644

Notes:

(1)	All option awards were valued using the Black-Scholes method. The options for 2024 were deferred to a later date and not issued as of December 31, 2024.

(2)	For Named Executive Officers, who are also Directors that receive compensation for their services as a Director, the Salary/Fees and Option Awards columns include compensation that was received by them for their role as a member of the Board of Directors. As is required by Regulation S-K, Item 402(c), compensation for services as a Director have been reported within the “Summary Compensation Table” (above) for fiscal years of 2024 and 2023 as well as reported separately in the “Compensation of Directors” section (see below) for calendar year 2024.

Pursuant to his current employment agreement, Mr. Equels is entitled to 3% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in the employment agreement) There were no payments during 2024 and 2023.

Pursuant to his current employment agreement, Mr. Rodino is entitled to 1% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in the employment agreement) There were no payments during 2024 and 2023.

As part of our cash conservation strategy, we issued common stock as a substitute for cash salaries to certain Named Executive Officers. For the year ended December 31, 2024, stock issued as payroll totaled $250,000, which is included in the overall equity-based compensation expense. There was no stock issued as payroll for the year ended December 31, 2023.

(3)	Mr. Equels’ All Other Compensations consists of:

	2024	2023
Life & Disability Insurance	$41,073	$41,073
Healthcare Insurance	26,619	24,316
Car Expenses/Allowance	18,000	18,000
401(k) Matching Funds	20,700	19,800
Total	$106,392	$103,189

(4)	Mr. Dickey’s All Other Compensations consists of:

	2024	2023
Life & Disability Insurance	$—	$—
Healthcare Insurance	—	—
Car Expenses/Allowance	—	—
401(k) Matching Funds	—	—
Total	$—	$—

(5)	Mr. Rodino’s All Other Compensations consists of:

	2024	2023
Life & Disability Insurance	$2,524	$2,524
Healthcare Insurance	25,392	23,216
Car Expenses/Allowance	14,400	14,400
401(k) Matching Funds	20,700	19,800
Total	$63,016	$59,940

(6)

All bonus compensation for 2023 was deferred to 2024 and subsequently paid in 2024. In last year’s table, Mr. Equels’ $350,000 bonus was not included for 2023 because it was accrued and not paid until 2024. This was disclosed in the footnotes to the table. As it was earned in 2023, it is now reported in 2023. The executive officers voluntarily waived all 2024 bonus compensation in support of the company’s cash conservation efforts.

Outstanding Equity Awards at Fiscal Year End	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Thomas K Equels						—	—	—	—
President and Chief	568	—	—	132.00	6/8/2025	—	—	—	—
Executive Officer	568	—	—	73.92	6/8/2026	—	—	—	—
	6,818	—	—	24.64	6/8/2027	—	—	—	—
	323	—	—	21.56	6/15/2027	—	—	—	—
	323	—	—	21.56	6/30/2027	—	—	—	—
	412	—	—	21.12	7/15/2027	—	—	—	—
	472	—	—	18.48	7/31/2027	—	—	—	—
	485	—	—	18.04	8/15/2027	—	—	—	—
	556	—	—	15.84	8/31/2027	—	—	—	—
	8,446	—	—	16.28	2/13/2028	—	—	—	—
	2,841	—	—	16.72	4/12/2028	—	—	—	—
	6,818	—	—	13.20	5/16/2028	—	—	—	—
	5,682	—	—	13.20	5/16/2028	—	—	—	—
	3,666	—	—	13.64	7/18/2028	—	—	—	—
	6,457	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	9,685	—	—	9.68	1/28/2029	—	—	—	—
	300,000	—	—	3.05	8/12/2030	—	—	—	—
	300,000	—	—	1.96	11/11/2030	—	—	—	—
	300,000	—	—	1.71	11/11/2031	—	—	—	—
	300,000	—	—	0.41	11/30/2032	—	—	—	—
	300,000	—	—	0.47	11/30/2033	—	—	—	—

Total	1,554,143	—	—			—	—	—	—

Robert Dickey IV	50,000	—	—	0.70	03/03/2032	—	—	—	—
Chief Financial Officer

Total	50,000	—	—			—	—	—	—

Peter Rodino	285	—	—	68.65	6/21/2026	—	—	—	—
COO, General Counsel and Secretary	151	—	—	21.56	6/15/2027	—	—	—	—
	151	—	—	21.56	6/30/2027	—	—	—	—
	192	—	—	21.12	7/15/2027	—	—	—	—
	220	—	—	18.48	7/31/2027	—	—	—	—
	226	—	—	18.04	8/15/2027	—	—	—	—
	259	—	—	15.84	8/31/2027	—	—	—	—
	3,941	—	—	16.28	2/13/2028	—	—	—	—
	2,273	—	—	16.72	4/12/2028	—	—	—	—
	2,652	—	—	13.20	5/16/2028	—	—	—	—
	1,711	—	—	13.64	7/18/2028	—	—	—	—
	3,013	—	—	9.68	10/17/2028	—	—	—	—
	23	—	—	9.68	11/14/2028	—	—	—	—
	4,520	—	—	9.68	1/28/2029	—	—	—	—
	75,000	—	—	1.85	12/9/2030	—	—	—	—
	100,000	—	—	1.44	11/30/2031	—	—	—	—
	50,000	—	—	0.70	03/03/2032	—	—	—	—
	100,000	—	—	0.41	11/30/2032	—	—	—	—
	100,000	—	—	0.47	11/30/2033	—	—	—	—

Total	444,617	—	—			—	—	—	—

Payments on Disability

As of December 31, 2020, we had an employment agreement with Mr. Equels which entitled him to his base salary, applicable benefits otherwise due and payable through the last day of the month in which disability occurs and immediate vesting of stock options. In the event of permanent disability, the Company will provide an additional two years of base salary. On March 24, 2021, we entered into employment agreements with Mr. Rodino which entitled him to his base salary, applicable benefits otherwise due and payable through the last day of the month in which disability occurs and immediate vesting of stock options. In the event of permanent disability, the Company will provide an additional two years of base salary. In addition, each NEO has the same short and long-term disability coverage which is available to all eligible employees. The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit. The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit. The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and older as of the date of the claim. For the period June 2010 through December 2024, Mr. Equels was entitled to receive total disability coverage of $400,000 pursuant to his employment agreement and payable by us.

Payments on Death

Pursuant to their employment agreements, the NEOS are entitled to their base salary and applicable benefits otherwise due and payable through the last day of the month in which death occurs and immediate vesting of stock options. Each NEO has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees. The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO. For the period June 2010 and through December 2024, Mr. Equels is entitled to receive total death benefit coverage of $3,000,000 pursuant to his employment agreement and payable by us.

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

The dollar amounts below assume that the termination occurred on January 2, 2025. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from us based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits ($)	Additional Life Insurance ($)	Total ($)
Thomas K. Equels,	Involuntary (no cause)	$1,218,000	—	—	—	$1,218,000
CEO & President	Termination (for cause)	—	—	—	—	—
	Death or disability	$1,700,000	—	—	—	$1,700,000
	Termination by employee or retirement	—	—	—	—	—

Robert Dickey IV	Involuntary (no cause)	—	—	—	—	—
CFO	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Peter Rodino	Involuntary (no cause)	$1,186,680	—	—	—	$1,186,680
COO, General Counsel and	Termination (for cause)	—	—	—	—	—
Secretary	Death or disability	$850,000	—	—	—	$850,000
	Termination by employee or retirement	—	—	—	—	—

Notes:

(1)	Consists of stock options contractually required per the employee’s respective employment agreement or arrangement to be granted during each calendar year of the term under our 2018 Equity Incentive Plan. The issuance for the 2024 options were deferred to a later date. The stock options have a ten-year term and an exercise price equal to the closing market price of our common stock on the date of grant. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

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

The dollar amounts in the chart below assume that change in control termination occurred on January 2, 2025, based on the employment agreements that existed at that time. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from us based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2024

The following table shows potential payments to the NEO if employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2024. The amounts assume a January 2, 2025, termination date regarding base pay and use of the opening price of $0.22 on the NYSE American for our common stock at that date.

Name	Aggregate Severance Pay ($)		PVSU Acceleration (2) ($)	Early Vesting of Restricted Stock (4) (5) ($)	Early Vesting of Stock Options and SARs (3) ($)	Acceleration and Vesting of Supplemental Award (5) ($)		Welfare Benefits Continuation ($)	Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
Thomas K. Equels	$3,472,000	(1)	—	—	—	$234,077	(4)	—	—	—	$3,706,077
Robert Dickey IV	—		—	—	—	—		—	—	—	—
Peter Rodino	—		—	—	—	—		—	—	—	—

Notes:

(1)	This amount represents the Base Salary and benefits for the remaining current term of the NEO’s employment agreement plus a three-year extension in the term upon the occurrence of a termination from a change in control. The employment agreement with Mr. Equels has a term through December 31, 2025. This amount excludes the following payments as they cannot be calculated unless and until certain events occur: Mr. Equels is entitled to 3% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in his employment agreement) and 3% of the Gross Proceeds from any sale of our Company or substantially all of our assets.

(2)	This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awarded on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.

(3)	This amount is the intrinsic value [fair market value] on January 2, 2025 ($0.22 per share) minus the weighted average per share exercise price of $0.20 of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”). Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(4)	This amount represents the options to be issued annually for the remaining term of the NEO’s employment agreement plus a three-year extension in the occurrence of termination from a change in control. For the purpose of this schedule, a NYSE American closing price at January 2, 2024 of $0.22 was used with an estimated exercise price of $0.22 for Mr. Equels. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

(5)	Any purchase rights represented by the Option not then vested shall, upon a change in control, shall become vested.

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

Compensation of Non-Employee Directors

We reimburse non-employee Directors for travel expenses incurred in connection with attending board, committee, stockholder and special meetings along with other Company business-related expenses. We do not provide retirement benefits or other perquisites to non-employee Directors under any current program.

There was no cost-of-living increase granted in 2024 or 2023.

During 2023, Dr. Mitchell and Stewart Appelrouth each received $139,365 in director compensation, and Ms. Bryan, who became a Director in March 2023, received $93,750 in director compensation. During 2024, each of the foregoing Directors received $109,375 in director compensation. Since November 2024, non-employee director compensation has taken the form of stock in lieu of cash. The value of the stock received by Mr. Appelrouth was $12,153 and Dr. Mitchell and Ms. Bryan each received stock valued at $15,625. Since becoming a Director on December 19, 2024, replacing Mr. Appelrouth, Mr. Kellner has declined to take any compensation.

We believe such compensation and payments are necessary in order for us to attract and retain qualified outside directors.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, we grant equity awards, including stock options, to our employees, including our named executive officers. Also, non-employee directors periodically receive annual grants of stock option awards. None were issued in 2024. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about our company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Director Compensation – 2024 & 2023

Name and Title of Director	Year	Fees Earned or Paid in Cash $	Stock Award $	Option Award $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation As Director $	Total $
T. Equels	2024	—	—	—	—	—	—	—
Executive	2023	—	—	—	—	—	—	—
Vice Chairman

W. Mitchell	2024	109,375	15,625	—	—	—	—	125,000
Chairman of	2023	139,365	—	—	—	—	—	139,365
the Board

S. Appelrouth	2024	109,375	12,153	—	—	—	—	121,528
Director	2023	139,365	—	—	—	—	—	139,365

N. Bryan	2024	109,375	15,625	—	—	—	—	125,000
Director	2023	93,750	—	—	—	—	—	93,750

T. Kellner	2024	—	—	—	—	—	—	—
Director	2023	—	—	—	—	—	—	—

In March 2023, the Board reduced annual cash compensation from $182,462 to $125,000 to allow for additional Board members.

Pay Versus Performance

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1) (2) (3)	Average Summary Compensation Table Total for Non-PEO NEOs (1)	Average Compensation Actually Paid to Non-PEO NEOs (1) (2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (4)	Net Income (Loss)(5)
2024	$1,089,725	$1,067,109	$285,935	$282,166	$21.52	$(17,320,000)
2023	$1,431,301	$1,458,539	$369,860	$375,160	$47.83	$(28,962,000)
2022	$1,352,028	$1,235,379	$332,113	$288,864	$33.70	$(19,445,000

(1)	The PEO and the non-PEO NEOs for each year are as follows:

2024 and 2023: Thomas Equels, PEO; Robert Dickey and Peter Rodino, NEOs.
2022: Thomas K. Equels, PEO. Ellen Lintal was our PFO until April 3, 2022, and her compensation for 2022 (including her consulting fees) has been included in the “Summary Compensation Table” and “Compensation Actually Paid.” Robert Dickey became our PFO to replace Ellen Lintal on April 4, 2022, and his compensation from that date through year-end has been included in the “Summary Compensation Table” and “Compensation Actually Paid.” Peter Rodino served as the other NEO for the entire year.

(2)	The dollar amounts reported in the “Compensation Actually Paid to PEO” column represent the amount of “compensation actually paid” to the PEO, as computed in accordance with SEC rules. The dollar amounts do not reflect the actual amount of compensation earned by or paid to the PEO during the applicable year. In accordance with SEC rules, the following adjustments were made to total compensation to determine the compensation actually paid to the PEO:

Year	Summary Compensation Table Total for PEO	Less: Summary Compensation Table Reported Value of Equity Awards(a)	Plus: Equity Award Adjustments(b)	Equals: Compensation Actually Paid to PEO
2024	$1,089,725	$(200,000)	$177,384	$1,067,109
2023	$1,431,301	$(128,112)	$155,350	$1,458,539
2022	$1,352,028	$(111,556)	$(5,093)	$1,235,379

(a)	Represents the aggregate grant-date fair value of equity awards as reported in the “Option Awards” columns in the “Summary Compensation Table” for the applicable year.

(b)	The equity award adjustments for each applicable year were as set forth in the table below. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Covered Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Vesting Date Fair Value of Equity Awards Granted in the Covered Year that Vested in the Covered Year	Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Covered Year (From Prior Year End to Vesting Date)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Vest in the Covered Year	Value of Dividend Equivalents Accrued or other Earnings Paid on Stock Awards not Otherwise Reflected in Fair Value	Total Equity Award Adjustments
2024	$—	$—	$200,000	$(22,616)	$—	$—	$177,384
2023	$108,555	$—	$9,869	$36,926	$—	$—	$155,350
2022	$79,433	$—	$7,221	$(91,747)	$—	$—	$(5,093)

The dollar amounts reported in the “Average Compensation Actually Paid to Non-PEO NEOs” column represent the average amount of “compensation actually paid” to the NEOs as a group (excluding the PEO), as computed in accordance with SEC rules. The dollar amounts do not reflect the actual amount of compensation earned by or paid to the NEOs (excluding the PEO) during the applicable year. In accordance with the SEC rules, the following adjustments were made to average total compensation for the NEOs as a group (excluding the PEO) or each year to determine the compensation actually paid:

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs	Less: Summary Compensation Table Average Reported Value of Equity Awards	Plus: Average Equity Award Adjustments(x)	Equals: Average Compensation Actually Paid to Non-PEO NEOs
2024	$285,935	$(25,000)	$21,231	$282,166
2023	$369,860	$(21,352)	$26,652	$375,160
2022	$332,113	$(33,802)	$(9,447)	$288,864

(x)	The amounts deducted or added in calculating the total average equity award adjustments are as follows (figures in columns other than “Total Average Equity Award Adjustments” are rounded to the nearest dollar):

Year	Average Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Covered Year	Year over Year Average Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Vesting Date Fair Value of Equity Awards Granted in the Covered Year that Vested in the Covered Year	Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Covered Year (From Prior Year End to Vesting Date)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Vest in the Covered Year	Average Value of Dividend Equivalents Accrued or other Earnings Paid on Stock Awards not Otherwise Reflected in Fair Value	Total Average Equity Award Adjustments
2024	$—	$—	$25,000	$(3,769)	$—	$—	$21,231
2023	$18,092	$—	$1,645	$6,915	$—	$—	$26,652
2022	$10,430	$—	$8,826	$(28,703)	$—	$—	$(9,447)

(3)	In calculating the “compensation actually paid” amounts reflected in these columns, the fair value or change in fair value, as applicable, of the equity award adjustments included in such calculations was computed in accordance with FASB ASC Topic 718. The valuation assumptions used to calculate such fair values did not materially differ from those disclosed at the time of grant.

(4)	The values disclosed in this TSR column represent the re-measurement period value at December 31, 2024, 2023, and 2022 with an initial investment of $100 in the Company’s shares.

(5)	Represents the amount of net income (loss) reflected in the Company’s audited GAAP financial statements for each applicable fiscal year. The Company’s net comprehensive loss for the years ended December 31, 2024, 2023, and 2022 was approximately $17,320,000, $28,962,000, and $19,445,000 respectively.

One objective of the “Pay Versus Performance Table” is to illustrate how performance-based features in our executive compensation program operate to index pay to performance. As further explained below, we believe that the table reflects an alignment of compensation actually paid with the decline in the Company’s performance.

Compensation Actually Paid versus Company Total Shareholder Return

As outlined in the table, increases in the compensation actually paid values for our PEO and non-PEO NEOs from 2022 to 2024 are directionally aligned with the changes in our total shareholder return over this same period. The decrease in compensation from 2022 to 2024 is primarily a result of the PEO and an NEO not receiving a bonus in 2024 when compared to the previous two years of 2023 and 2022. In 2024, the PEO and non-PEO NEOs agreed to voluntarily forego the cash bonuses for 2024 for which they are entitled to pursuant to their employment agreements to conserve cash for the Company, which primarily resulted in a reduction in their compensation actually paid. Additionally, the PEO and non-PEO NEO did not receive stock awards for 2024. These reductions were offset by the change in type of salary that they received. The PEO and non-PEO NEO reduced their cash compensation within their salary in 2024 for an annual period and receiving common stock the for the total amount of the reduction, which was valued equal to 100% of the closing price of our common stock on the trading date immediately preceding the date of issuance of the shares in accordance with the compensation arrangements. As a portion of their annual salary for the 2024-2025 period was received in common stock in 2024. Due to this net change the compensation actually paid decrease and was aligned with the total shareholder return decreased. Our compensation programs are structured based on short-term and long-term compensation for the NEOs. As we have been primarily focused on conserving cash in the short-term, these compensation arrangements to reduce cash compensation met our short-term needs. Long-term compensation is provided by non-qualified yearly stock options within yearly vesting. The ultimate value of these equity awards, and the resulting impact on compensation actually paid, aligns with our total shareholder return performance. In 2024, the PEO and non-PEO NEOs were not awarded their yearly stock options. While the overall total shareholder return performance has declined, compensation actually paid decreased as a result of the structuring of the compensation arrangements.

Compensation Actually Paid versus Company Net Income

As outlined in the table, decreases in the compensation actually paid values for our PEO and non-PEO NEOs occurred from 2022 to 2024, while the net loss decreased for the same period. The decrease in compensation actually paid from 2022 to 2024 is primarily the result of the structuring of the compensation arrangements for the PEO and non-PEO NEOs. In 2024, the PEO and non-PEO NEOs agreed to voluntarily forego the cash bonuses for 2024 for which they are entitled to pursuant to their employment agreements to conserve cash for the Company. As such, there was a reduction in their compensation actually paid, which would not align with the decrease in the net loss. As we have been primarily focused on the clinical and regulatory development of Ampligen and, accordingly, we have not historically used net income (loss) as a performance measurement in our executive compensation. As a pre-commercial stage company, our performance is attributable to the successful execution of our regulatory, clinical, research and commercial goals. Therefore, while the Board monitors our net income (loss), we do not currently believe there is a meaningful relationship between our net loss and compensation actually paid to our NEOs during the periods presented.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 24, 2025, the number and percentage of outstanding shares of Common Stock beneficially owned by:

●	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding Common Stock;

●	Each of our Directors and the Named Executives Officers; and

●	All of our officers and directors as a group.

●	Total number of shares of Common Stock at March 24, 2025 was 72,290,030.

Name and Address of	Shares Beneficially		% Of Shares
Beneficial Owner	Owned		Beneficially Owned
Thomas K. Equels, Executive Vice Chairman, Chief Executive Officer, President	3,412,172	(1)	4.72%

Peter W. Rodino III, Chief Operating Officer, General Counsel, Secretary	845,879	(2)	1.17%

William M. Mitchell, M.D., Chairman of the Board of Directors	554,746	(3)	*	%

Ted D. Kellner, Director	1,583,000	(4)	2.19%

Nancy K. Bryan, Director	291,882		*	%

David Chemerow, Director	64,189		*	%

Robert Dickey IV, Chief Financial Officer	50,000	(5)	*	%

All 5% stockholders, directors and executive officers as a group (7 persons)	6,801,868		9.41%

* Less than 1%

(1)	For Mr. Equels, shares beneficially owned include 1,554,143 shares issuable upon exercise of options and excludes no shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(2)	For Mr. Rodino, shares beneficially owned include 444,617 shares issuable upon exercise of options and excludes no shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(3)	For Dr. Mitchell, shares beneficially owned include 229,494 shares issuable upon exercise of options and excludes no shares issuable upon exercise of options not vested or not exercisable within the next 60 days. Also includes 190 shares of common stock owned by his spouse and 190 shares owned by family trusts.

(4)	For Mr. Kellner, shares beneficially owned indirectly include 1,582,000 shares owned by family and other trusts and annuities and a profit sharing/money purchase plan.

(5)	For Mr. Dickey IV, shares beneficially owned include 50,000 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	3,292,593	$1.54	487,050

Equity compensation plans not approved by security holders:	—	—	—

Total	3,292,593	$1.54	487,050

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

Other than compensation arrangements for our executive officers and directors which are described elsewhere in this filing, see “Executive and Director Compensation,” there were no transactions occurring since January 1, 2022 to which we were a party and in which:

● the amount involved exceeded $120,000 (or, if less, 1% of the average of our total assets at either December 31, 2023, and 2022); and

● any director, executive officer, holder of 5% or more of any class of our outstanding capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

ITEM 14. Principal Accountant Fees and Services.

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us. The total fees by BDO USA, P.C. (“BDO”) for 2024 were $799,600 and total fees for 2023 were $697,474.

	Amount ($)
	2024	2023
Description of Fees:
Audit Fees	$761,300	$663,984
Tax Fees	38,300	33,490
Total	$799,600	$697,474

Audit Fees

Audit fees include the audit of our annual financial statements, and the review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings. It also includes fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements. Audit-related fees include professional services related to the Company’s filing of SEC Form S-3 and S-8 (i.e., stock shelf offering procedures).

Tax Fees

Tax fees include fees by BDO for professional services rendered for tax return preparation, compliance, advice and planning services.

The Audit Committee has determined that BDO’s rendering of these audit-related services and all other fees were compatible with maintaining auditor’s independence. The Board of Directors considered BDO to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in 2024 and 2023.

The Audit Committee pre-approves all auditing and accounting services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A (i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such a decision.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

Financial Statements and Schedules - See index to financial statements on page F-1 of this Annual Report. All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(i)	Exhibits - See exhibit index below.

Exhibit No.	Description

3.1(i)	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2024).

3.2(i)	Certificate of Designation of Preference, Rights and Limitations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.5 to the Amendment to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

3.3	Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.1(ii) to the Company’s Current Report on Form 8-K (No. 001-27072) filed August 1, 2024).

4.1	Specimen certificate representing our Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2024).

4.2	Amended and Restated Rights Agreement, dated as of November 14, 2017, between the Company and American Stock Transfer & Trust Company LLC. The Amended and Restated Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed November 14, 2017).

4.3	Amended and Restated Rights Agreement, dated as of November 9, 2022, between the Company and American Stock Transfer & Trust Company LLC. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed November 14, 2022).

4.4	Amended and Restated Rights Agreement, dated as of February 9, 2023, between the Company and American Stock Transfer & Trust Company LLC. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed February 10, 2023)

4.5	Form of Indenture filed with Form S-3 Universal Shelf Registration Statement (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 Registration Statement (No. 333- 262280) filed January 21, 2022).

4.6	Form of Warrant issued to Purchaser of facility (incorporated by reference to Exhibit 4.8 to the Company’s Annual report on Form 10-K (No. 000-27072) for the year ended December 31, 2017).

4.7	Rights Offering Form of Non-Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

4.8	Rights Offering Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K filed February 27, 2019 and is hereby incorporated by reference).

4.9	Rights Offering Form of Warrant Certificate (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-1/A (No. 333-229051) filed February 6, 2019).

4.10	Rights Offering Warrant Agency Agreement with American Stock Transfer & Trust (incorporated by reference to Exhibit 4.1 to the Company’s Current report on Form 8-K (No.001-27072) filed March 8, 2019).

4.11	Description of Common Stock.*

4.12	Third Amended and Restated Rights Agreement, dated May 12, 2023 between AIM ImmunoTech Inc. (formerly, Hemispherx Biopharma, Inc.) and American Stock Transfer & Trust Company, LLC. (incorporated by reference to Exhibit 4.6 to Amendment No. 3 to the Company’s Registration Statement on Form 8-A12B (No. 001-27072) filed May 15, 2023).

4.13	Form of Warrant Agency Agreement between AIM and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.28 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1 (No. 333-0284443) filed February 3, 2025).

10.1	Form of Confidentiality, Invention and Non-Compete Agreement (incorporated by reference to Exhibits of the Company’s Registration Statement on Form S-1 (No. 33-93314) filed November 2, 1995).

10.2	Supply Agreement with HollisterStier Laboratories LLC dated December 5, 2005 (incorporated by reference to Exhibit 10.46 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2005).

10.3

Amendment to Supply Agreement with HollisterStier Laboratories LLC dated February 25, 2010 (incorporated by reference to Exhibit 10.68 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2009).

10.4	Amendment to Supply Agreement with HollisterStier Laboratories LLC executed September 9, 2011 (incorporated by reference to Exhibit 10.22 to the Company’s Annual report on Form 10-K (No. 001-13441) for the year ended December 31, 2011).

10.5	Early Access Agreement with Impatients N.V. dated August 3, 2015.(Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 001-13441) for the period ended September 30, 2015).

10.6	Addendum to Early Access Agreement with Impatients N.V. dated October 16, 2015. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-13441) for the period ended September 30, 2015).

10.7	Licensing Agreement dated April 13, 2016 with Lonza Sales AG (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.2 to the Company’s report Form 10-Q/A (No. 000-27072) for the period ended March 31, 2016).

10.8	Amended and Restated Early Access Agreement with Impatients N.V. dated May 20, 2016. (Confidential Treatment granted with respect to portions of the Agreement) (incorporated by reference to Exhibit 10.1 to the Company’s report Form 8-K/A (No. 000-27072) filed May 8, 2017).

10.9	December 13, 2016 Amendment No. 1 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to Exhibit 10.45 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.10	June 28, 2017 Amendment No. 2 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to Exhibit 10.46 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.11	February 14, 2018 Amendment No. 3 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to Exhibit 10.47 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.12	March 26, 2018 Amendment No. 4 to Amended and Restated Early Access Agreement with Impatients N.V. (incorporated by reference to Exhibit 10.48 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2017).

10.13	2018 Equity Incentive Plan (filed with the Securities and Exchange Commission as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 001-27072) filed on August 3, 2018).

10.14	October 9, 2018, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2018).

10.15	March 20, 2020 Amendment to 2017 Material Transfer and Research Agreement with Roswell Park Cancer Institute (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed March 26, 2020).

10.16	July 1, 2020, Material Transfer and Research Agreement with the Japanese National Institute of Infectious Diseases and Shionogi & Co., Ltd. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.17	July 6, 2020, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.18	August 6, 2020, Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended June 30, 2020).

10.19	November 10, 2020 employment agreement with Thomas K. Equels. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q (No. 000-27072) for the period ended September 30, 2020).

10.20	December 22, 2020 Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen (incorporated by reference to Exhibit 10.75 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.21	December 30, 2020 Amendment to Project Work Order with Amarex Clinical Research LLC. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.78 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.22	December 23, 2020 Amendment to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen (incorporated by reference to Exhibit 10.79 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.23	March 24, 2021 employment agreement with Peter Rodino (incorporated by reference to Exhibit 10.80 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2020).

10.24	Material Transfer and Research agreement with Roswell Park Comprehensive Cancer Center executed on April 14, 2021 (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.25	May 12, 2021 Amendment to the Renewed Sales, Marketing, Distribution and Supply Agreement with GP Pharm. (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended March 31, 2021).

10.26

March 1, 2022 Consulting Agreement with Foresite Advisors, LLC pursuant to which Robert Dickey IV will serve as the Company’s Chief Financial Officer (Portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.78 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.27	March 8, 2022 Change order to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen. (incorporated by reference to Exhibit 10.82 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2021).

10.28	April 7, 2022 Project Work Order with Amarex Clinical Research LLC.to manage Phase 2 clinical trial in advanced pancreatic cancer patients (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 12, 2022).

10.29	June 13, 2022 Project Work Order with Amarex Clinical Research LLC. for a Randomized Double Blind, Placebo Controlled study to Evaluate the Efficacy and Safety of Ampligen in Patients with Post Covid Conditions (Portions of this Agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed June 17, 2022).

10.30	June 16, 2022 Lease agreement entered into with New Jersey Economic Development Authority for 5,210 square-foot R&D facility at the New Jersey Bioscience Center (incorporated by reference 10.1 to the Company’s Current Report on Form 8-K (No.001-27072) filed June 21, 2022).

10.31	October 5, 2022 Lease extension for Riverton office (incorporated by reference 10.4 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.32	October 11, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.5 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.33	October 21, 2022 Material Transfer and Research Agreement with University of Pittsburgh (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference 10.6 to the Company’s Quarterly report on Form 10-Q (No. 001-27072) for the period ended September 30, 2022 filed November 14, 2022).

10.34	December 5, 2022 Master Service Agreement between Sterling Pharma Solutions Limited and AIM ImmunoTech Inc. (incorporated by reference to Exhibit 10.93 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2022).

10.35	January 13, 2023 Study Support Agreement with Erasmus University Medical Center Rotterdam (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.94 to the Company’s annual report on Form 10-K (No.001-27072) for the year ended December 31, 2022).

10.36	January 13, 2023 Co-ordination Agreement with Erasmus University Medical Center Rotterdam and AstraZeneca BV (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.95 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2022).

10.37	March 1, 2023 Extension Agreement with Foresite Advisors LLC (incorporated by reference to Exhibit 10.96 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2022).

10.38	April 4, 2023 Unrestricted Grant Agreement with Erasmus University Medical Center (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 7, 2023)

10.39	April 5, 2023 Independent Contractor Service Agreement with Casper H.J van Eijck (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 7, 2023)

10.40	April 19, 2023 Equity Distribution Agreement with Maxim Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed April 19, 2023)

10.41	Material Transfer and Research Agreement, dated as of May 22, 2023, with Japanese National Institute of Infectious Disease (portions of this agreement have been redacted in compliance with Regulation S-K Item 601(b)(10)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed May 30, 2023).

10.42	September 20, 2023 Amended and Restated Material Transfer and Research Agreement with Roswell Park Cancer Institute Corporation d/b/a Roswell Park Comprehensive Cancer Center (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K (No. 001-27072) filed September 29, 2023).

10.43	February 16, 2024 Note Purchase Agreement with Streeterville Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed February 20, 2024).

10.44	February 16, 2024 Promissory Note with Streeterville Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed February 20, 2024).

10.45	Atlas Equity Purchase Agreement (incorporated by reference to Exhibit 10.104 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2023) filed April 1, 2024.

10.46	Atlas Registration Rights Agreement (incorporated by reference to Exhibit 10.104 to the Company’s annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2023) filed April 1, 2024.

10.47	October 4, 2023 Lease extension for Riverton office (incorporated by reference to Exhibit 10.106 to the Company’s Registration Statement on Form S-1 (No. 333-278839) filed April 19, 2024).

10.48	March 15, 2024 Addendum 1 to Lease for Ocala office (incorporated by reference to Exhibit 10.107 to the Company’s Registration Statement on Form S-1 (No. 333-278839) filed April 19, 2024).

10.49	Form of Securities Purchase Agreement, dated as of May 31, 2024, by and among the Company and a Purchaser (incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed June 3, 2024).

10.50	August 12, 2024 Amendment to Employment Agreement for Thomas K Equels (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly report on form 10-Q (No. 001-27072) for period ended June 30, 2024).

10.51	August 12, 2024 Amendment to Employment Agreement for Peter W Rodino III (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly report on form 10-Q (No. 001-27072) for period ended June 30, 2024).

10.52	September 11, 2024 Amendment to Employment Agreement for Thomas K Equels (incorporated by reference to Exhibit 10.1 to the Company’s Current report on Form 8-K (No. 001-27072) filed September 12, 2024).

10.53	September 11, 2024 Amendment to Employment Agreement for Peter W. Rodino III (incorporated by reference to Exhibit 10.2 to the Company’s Current report on Form 8-K (No. 001-27072) filed September 12, 2024).

10.54	September 30, 2024 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed October 1, 2024).

10.55	September 30, 2024 Placement Agency Agreement with Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed October 1, 2024).

10.56	October 1, 2024 Class C Common Stock Purchase Warrant with Armistice Capital Master Fund Ltd (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed October 1, 2024).

10.57	October 1, 2024 Class D Common Stock Purchase Warrant with Armistice Capital Master Fund Ltd (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed October 1, 2024).

10.58	September 19, 2024 Lease extension for Riverton office (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q (No. 001-27072) filed November 14, 2024).

10.59	Class A/B Common Stock Purchase Warrant with Armistice (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 011-27072) filed June 3, 2024).

10.60	Class C Common Stock purchase warrant with Armistice (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 001-27072) filed on October 1, 2024).

10.61	Class D Common Stock Purchase Warrant with Armistice incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-27072) filed on October 1, 2024).

10.62	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.119 to the Company’s Registration Statement on Form S-1/A, Amendment No. 1 (No. 333-0284443) filed February 3, 2025).

21.1	List of Subsidiaries*

23.1	Consent of BDO USA, P.C.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

97.1	Company Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual report on Form 10-K (No. 001-27072) for the year ended December 31, 2023).

101	The following materials from AIM’ Annual Report on Form 10-K for the year ended December 31, 2024, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

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

March 27, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ Thomas K Equels	Chief Executive Officer & President,	March 27, 2025
Thomas K. Equels	Director of the Board

/s/ William Mitchell	Chairman of the Board	March 27, 2025
William Mitchell	and Director

/s/ Robert Dickey IV	Chief Financial Officer	March 27, 2025
Robert Dickey IV

/s/ Nancy Bryan	Director	March 27, 2025
Nancy Bryan

/s/ Ted D. Kellner	Director	March 27, 2025
Ted D. Kellner

/s/ David Chemerow	Director	March 27, 2025
David Chemerow

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AIM ImmunoTech Inc.

Ocala, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AIM ImmunoTech, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and Development Costs

As described in Notes 5 and 8 to the consolidated financial statements, the Company entered into research, consulting and supply agreements with third party service providers to perform research and development activities on therapeutics, including clinical trials. The Company recorded research and development costs of approximately $6.2 million for the year ended December 31, 2024, and accrued clinical trial expenses of approximately $0.1 million at December 31, 2024. The identification of research and development costs involves reviewing open contracts and purchase orders, communicating with applicable company and third-party personnel to identify services that have been performed, and corroborating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual expenses.

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

Classification of Class A & B Common Warrants

As described in Note 7 to the financial statements, the Company entered into a securities purchase agreement to complete an offering with a single accredited investor (the “Purchaser”), pursuant to which the Company will issue to the Purchaser, (i) in a registered direct offering, 5,640,958 shares of the Company’s common stock, par value $0.001 per share and (ii) in a concurrent private placement, the Company will issue to the Purchaser Class A common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “A Warrants”) at an exercise price of $0.363 per share and Class B common warrants to purchase an aggregate of up to 5,640,958 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Class A & B Common Warrants”) at an exercise price of $0.363 per share.

We identified the evaluation of the financial statement classification for the Class A & B Common Warrants as a critical audit mater. The principal consideration for our determination was that performing procedures and evaluating audit evidence relating to the existence of accounting complexities related to certain provisions of the warrant agreement, including volatility. Auditing these elements involved especially complex auditor judgment due to the terms of the applicable agreement, including the extent of expertise needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the appropriateness of management’s conclusions through the review of: (i) the relevant terms of the warrant agreement, (ii) the completeness and accuracy of the Company’s technical accounting analysis, and (iii) the appropriateness of application of the relevant accounting literature.

●	Utilizing firm personnel with expertise in the relevant technical accounting to assist in: (i) evaluating relevant terms of the warrant agreement in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.

Valuation of Common Warrants

In addition to the Class A & B Common Warrants described above, and as described in Note 7 to the financial statements, Company entered into a Purchase Agreement with the Selling Stockholder as Purchaser, pursuant to which the Company issued to the Selling Stockholder, (i) in a registered direct offering, 4,653,036 shares of Common Stock (“Shares”) and (ii) in the concurrent Private Placement, Class C and Class D Warrants, each to purchase an aggregate of up to 4,653,036 Shares (the “Common Warrant Shares”) each with an exercise price of $0.28. The Class C and Class D Warrants together, hereinafter the “Common Warrants”. The purchase price for Shares in the registered direct offering was $0.27 per Share.

We identified the valuation of the Class A & B Common Warrants, and Class C & D Common Warrants (the “Common Warrants”) as a critical audit matter. The principal consideration for our determination was that performing procedures and evaluating audit evidence relating to the valuation of the Common Warrants involved a high degree of auditor effort to address this matter.

The primary procedures we performed to address this critical audit matter included:

●	Testing the accuracy of the source data used by management in the valuation by comparing it to the securities purchase agreement and share price;

●	Utilizing personnel with specialized knowledge and skills in valuation to assist in: (i) assessing the appropriateness of the methodology used in estimating the fair value of the common warrants; (ii) evaluating the reasonableness of the fair value and assumptions used to calculate the fair value of the common warrants, including the volatility; and (iii) testing the mathematical accuracy of the Company’s model.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

Miami, Florida

March 27, 2025

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2024 and 2023

(in thousands, except for share and per share amounts)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,701	$5,439
Marketable securities	2,276	7,631
Funds receivable from New Jersey net operating loss	—	1,184
Prepaid expenses and other current assets	199	302
Total current assets	4,176	14,556
Property and equipment, net	108	127
Right of use asset, net	618	697
Patent and trademark rights, net	2,594	2,313
Other assets	1,112	1,688
Total assets	$8,608	$19,381
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$6,383	$6,443
Accrued expenses	606	1,986
Current portion of operating lease liability	239	223
Current portion of note payable, net	2,307	—
Total current liabilities	9,535	8,652
Long-term liability:
Operating lease liability	395	495
Total liabilities	9,930	9,147
Commitments and contingencies (Notes 7, 8, 10, 16)

Stockholders’ (deficit) equity:
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 shares authorized as of December 31, 2024 and 2023; issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; no shares and 689 issued and outstanding as of December 31, 2024 and 2023, respectively	—	689
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 65,526,320 and 49,102,484 as of December 31, 2024 and 2023, respectively	66	49
Additional paid-in capital	425,440	419,004
Accumulated deficit	(426,828)	(409,508)
Total stockholders’ (deficit) equity	(1,322)	10,234
Total liabilities and stockholders’ (deficit) equity	$8,608	$19,381

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2024	2023
Revenues:
Clinical treatment programs – US	$170	$202
Total Revenues	170	202
Costs and Expenses:
Production costs	31	42
Research and development	6,197	10,939
General and administrative	13,714	21,137
Total Costs and Expenses	19,942	32,118
Operating loss	(19,772)	(31,916)
(Loss) gain on investments	(93)	200
Interest and other income	5,192	1,069
Interest expense	(585)	—
Gain on sale of fixed assets	—	18
(Loss) on warrant issuance	(458)	—
(Loss) gain from sale of income tax operating losses	(1,604)	1,667

Net Loss	$(17,320)	$(28,962)

Basic and diluted loss per share	$(0.31)	$(0.60)
Weighted average shares outstanding basic and diluted	56,016,870	48,585,404

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(in thousands except share data)

For the Year Ended December 31, 2024

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2023	$689	49,102,484	$49	$419,004	$(409,508)	$10,234
Common stock issuance, net of costs	—	2,551,010	4	888	—	892
Cashless exercise of warrants	—	3,272	—	—	—	—
Issuance of warrants	—	10,293,994	9	3,752	—	3,761
Equity-based compensation	—	1,465,969	2	684	—	686
Repayment of Debt with Shares	—	2,109,591	2	423	—	425
Series B preferred shares expired	(689)	—	—	689	—	—
Net loss	—	—	—	—	(17,320)	(17,320)
Balance December 31, 2024	$—	65,526,320	$66	$425,440	$(426,828)	$(1,322)

For the Year Ended December 31, 2023

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2022	$696	48,084,287	$48	$418,270	$(380,546)	$38,468
Common stock issuance, net of costs	—	1,017,399	1	484	—	485
Equity-based compensation	—	—	—	243	—	243
Series B preferred shares converted to common shares	(7)	798	—	7	—	—
Net loss	—	—	—	—	(28,962)	(28,962)
Balance December 31, 2023	$689	49,102,484	$49	$419,004	$(409,508)	$10,234

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

Years ended December 31,

	2024	2023
Cash flows from operating activities:
Net loss	$(17,320)	$(28,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	37	39
Gain on sale of fixed assets	—	(18)
Abandonment and expiration of patents and trademark rights	48	14
Amortization of patent and trademark rights	209	199
Non-cash lease expense	304	287
Amortization of financial obligation	301	—
Equity-based compensation	686	243
Loss (gain) on sale of marketable securities	93	(200)
Loss on fair value of warrants	458	—
Change in assets and liabilities:
Funds receivable from New Jersey operating loss sales	1,184	492
Prepaid expenses and other current assets	103	153
Lease liability	(309)	(274)
Other assets	576	(486)
Accounts payable	(60)	6,066
Accrued expenses	(1,198)	1,180
Net cash used in operating activities	(14,888)	(21,267)
Cash flows from investing activities:
Proceeds from sale of marketable investments	5,623	1,299
Purchase of marketable investments	(361)	(1,593)
Purchase of property and equipment	(18)	—
Proceeds from sale of property and equipment	—	47
Purchase of patent and trademark rights	(538)	(585)
Net cash provided by (used in) by investing activities	4,706	(832)
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	892	485
Repayment of debt obligation	(251)	—
Proceeds from note payable, net of issuance costs	2,500	—
Proceeds from issuance of equity warrants	3,303	—
Net cash provided by financing activities	6,444	485
Net decrease in cash and cash equivalents	(3,738)	(21,614)
Cash and cash equivalents at beginning of year	5,439	27,053
Cash and cash equivalents at end of year	$1,701	$5,439
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain on marketable investments	$570	$376
Conversion of Series B preferred	$689	$7
Repayment of debt obligation with shares	$243	$—
Operating lease liability arising from obtaining right of use asset	$31	$73

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

The Company is currently proceeding primarily in four areas:

●	Conducting clinical trials to evaluate the efficacy and safety of Ampligen for the treatment of pancreatic cancer.
●	Evaluating Ampligen across multiple cancers as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to checkpoint inhibitors.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, new viruses and mutated viruses thereof.
●	Evaluating Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and fatigue and/or the Post-COVID condition of fatigue.
●	Evaluating Ampligen as a vaccine adjuvant in the combination of Ampligen and AstraZeneca’s FluMist as an intranasal vaccine for influenza, including avian influenza.

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

We have recently announced that we have engaged Amarex Clinical Research (“Amarex”), our Clinical Research Organization, with the application and eventual management of a follow-up Investigational New Drug (“IND”) application for the study of a potential avian influenza combination therapy of our Ampligen and AstraZeneca’s FluMist, a nasal spray vaccine that helps prevent seasonal influenza. We are seeking collaborative grants from government and industry to defray the cost of the study. In addition, we recently announced that the Erasmus Medical Center Safety Committee grants approval to proceed with a Phase 2 Study of Ampligen and Imfinzi as a potential combination therapy for late-stage pancreatic cancer.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

Pursuant to the requirements of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company as of the date the financial statements are issued. When substantial doubt about the Company’s ability to continue as a going concern exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. .

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. The Company has suffered losses from operations and net cash used on operating activities for the year ended December 31, 2024, and has a working capital deficit as of December 31, 2024. Additionally, the Company’s stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“NYSE American”). These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. Management evaluated the conditions, and the significance of these conditions related to the Company’s ability to meet its obligations. If the Company is unable to implement sufficient mitigation efforts, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

(2) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. At various times throughout the year ended December 31, 2024, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

(b) Marketable Securities

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

(c) Property and Equipment, net

	(in thousands) December 31,
	2024	2023
Furniture, fixture and equipment	$1,466	$1,448
Less: accumulated depreciation	(1,358)	(1,321)
Property and equipment, net	$108	$127

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the year ended December 31, 2024 and December 31, 2023 was $37,000 and $39,000, respectively.

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

(h) Recent Accounting Standards and Pronouncements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASUs”) to improve U.S. General Accounting Principles (“U.S. GAAP”). The Company has reviewed the recently issued ASUs and their applicability to its operations.

During the fiscal year ended December 31, 2024, the Company adopted the following ASUs:

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fiscal year beginning January 1, 2024 and there was no impact on the Company’s reportable segments identified. Refer to additional required disclosures in Note 17.

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation. This update clarifies the scope of share-based compensation guidance in ASC 718 regarding profits interest awards. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Standards. This update removes outdated references to the FASB’s Conceptual Framework across multiple topics. The adoption of this standard did not impact the Company’s financial statements.

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

(j) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Equivalent Common shares, consisting of 20,587,988 and 3,523,949 of stock options and warrants, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2024 and 2023, respectively, since their effect is antidilutive due to the net loss of the Company.

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

(m) Segment Reporting

The Company manages the business activities on a consolidated basis and operates in one reportable segment, which is the research and development of potential therapeutics for cancers, viruses and autoimmune disorders. As the Company has one reportable segment, research and development, and general and administrative expenses are equal to consolidated results. Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. Actual financial results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures, are reviewed on a consolidated basis.

(3) Marketable Securities

Marketable securities consist of mutual funds. At December 31, 2024 and December 31, 2023, it was determined that none of the marketable securities had an other-than-temporary impairment. At December 31, 2024 and December 31, 2023, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 15: Fair Value ). At December 31, 2024, and December 31, 2023 the Company held $2,276,000 and $7,631,000 respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of $2,276,000 at December 31, 2024. The net loss recognized for the year ended December 31, 2024 on equity securities was ($93,000). The net losses recognized for the year ended December 31, 2024 on equity securities sold during the period were ($663,000). The unrealized gains recognized for the year ended December 31, 2024 on equity securities still held was $570,000.

Mutual Funds classified as available for sale consisted of $7,631,000 at December 31, 2023. The net gain recognized for the year ended December 31, 2023 on equity securities was $200,000. The net losses recognized for the year ended December 31, 2023 on equity securities sold during the period were ($176,000). The unrealized gain recognized during the year ended December 31, 2023 on equity securities still held was $376,000.

(4) Patents and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$3,434	$(939)	$2,495	$2,947	$(750)	$2,197
Trademarks	232	(133)	99	229	(113)	116
Net amortizable patents and trademarks rights	$3,666	$(1,072)	$2,594	$3,176	$(863)	$2,313

Patent and trademark rights acquisitions, abandonments and amortization:

December 31, 2023	$2,313
Acquisitions	538
Abandonments and expirations	(48)
Amortization	(209)
December 31, 2024	$2,594

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

Amortization of patents and trademarks for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2025	$283
2026	278
2027	249
2028	229
2029	211
Thereafter	1,344
Total	$2,594

(5) Accrued Expenses

Accrued expenses at December 31, 2024 and 2023 consist of the following:

	(in thousands) December 31,
	2024	2023
Compensation	$1	$414
Professional fees	416	1,352
Clinical trial expenses	145	184
Interest	11	—
Other expenses	33	36
Total	$606	$1,986

(6) Unsecured Promissory Note

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

Debt schedule at December 31, 2024 (in thousands)
Long-term debt	$2,807
Unamortized Original issue discount	(489)
Unamortized Financing fees	(11)
2,307
Less current portion of long-term debt, net	(2,307)
Long-term debt, net	$—

Future maturities for long-term debt as of December 31, 2024 were as follows:

(in thousands)

Fiscal years ending December 31:
2025	$2,807
Total	$2,807

Interest expense related to long-term debt was $292,000 at December 31, 2024. Amortization expenses related to long-term debt was $302,000 at December 31, 2024. This consisted of $293,000 in original issue discount and $9,000 for loan fee amortization. Future maturities of long-term debt at December 31, 2024 were $2,807,000 for fiscal years ending December 31, 2025.

Current portion of long-term debt of approximately $2,807,000 is net of the current portion of debt discount of approximately $489,000 and the current portion of debt origination costs of approximately $11,000 as of December 31, 2024.

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

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. As of December 31, 2024, there were no Series A Junior Participating Preferred Stock outstanding.

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

Pursuant to a registration statement relating to a rights offering (the “Rights Offering”) declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and redeemable warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The redeemable warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. As of December 31, 2024, 689 shares of Series B Convertible Preferred Stock had expired, and none were converted prior to expiration.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of December 31, 2024, and December 31, 2023, there were 65,526,320 and 49,102,484 shares of common stock issued and outstanding, respectively.

Employee Stock Purchase Plan (Not equity compensation)

On July 7, 2020, the Board approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price (including subsequent plans, the “Employee Stock Purchase Plan”). Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application. The Company created successive new plans following the expiration of the July 7, 2020 plan. The latest plan was approved by the Board on March 6, 2025 and expires in May 2025.

During the year ended December 31, 2024, the Company issued a total of 395,713 shares of its common stock at a price ranging from $0.18 to $0.41 for total proceeds of approximately $131,000 as part of the employee stock purchase plan.

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

During the year ended December 31, 2024, 205,000 warrants were exercised, and 5,830,028 warrants expired unexercised. No warrants were exercised during the year ended December 31, 2023. At December 31, 2024 there were no warrants outstanding and December 31, 2023 there were 15,000 warrants outstanding.

Equity Distribution Agreement

On April 19, 2023, we entered into an Equity Distribution Agreement (the “EDA”), with Maxim, pursuant to which we may sell from time to time, shares of our common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. The amount was subsequently reduced from $8.5 million to $3.1 million. Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the Distribution Agreement, Maxim is entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. For the year ended December 31, 2024, we sold 1,395,612 shares under the EDA for total gross proceeds of approximately $649,916, which includes a 3.0% fee to Maxim of $19,497. During the year ended December 31, 2023, we sold 598,114 shares under the EDA for total gross proceeds of approximately $344,000, which includes a 3.0% fee to Maxim of $10,326. Subsequent to December 31, 2024, the Company has sold 1,119,106 shares under the EDA for total gross proceeds of approximately $259,800, which includes a 3.0% fee to Maxim of approximately $7,800.

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

Under the terms of the purchase agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the purchase agreement are limited to a daily maximum of the lessor of: $500,000, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the purchase agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 9,975,000 shares for resale pursuant to the Atlas Agreements, consisting of 9,636,400 shares that can be sold by the Company to Atlas and 338,600 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective on May 1, 2024. As of December 31, 2024, a total of 759,685 shares have been issued pursuant to the purchase agreement for a total of approximately $128,000 after clearing costs. Subsequent to December 31, 2024, a total of 3,082,961 shares have been issued pursuant to the purchase agreement for a total of approximately $398,000 after clearing costs.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2.5 million. For the year ended December 31,2024, no Common Warrants were exercised, and all remain outstanding on December 31, 2024 related to this agreement.

On September 30, 2024, the Company entered into a Purchase Agreement with the Selling Stockholder as Purchaser, pursuant to which we issued to the Selling Stockholder, (i) in a registered direct offering, 4,653,036 shares of our Common Stock (“Shares”) and (ii) in the concurrent Private Placement, Class C and Class D Warrants, each to purchase an aggregate of up to 4,653,036 Shares (the “Common Warrant Shares”) each with an exercise price of $0.28. The Class C and Class D Warrants together, hereinafter the “Common Warrants”. The purchase price for Shares in the registered direct offering was $0.27 per Share.

The Company received aggregate gross proceeds from the Transactions of approximately $1.26 million, before deducting fees to the Placement Agent and other estimated offering expenses payable by us. The Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022. The Common Warrants and the Common Warrant Shares issued in the Private Placement were not registered under the Securities Act. Rather the Common Warrants and the Common Warrant Shares were issued pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. The Class C Warrants and the Class D Warrants are not exercisable until December 3, 2024, and will expire, respectively, 24 months and five years and six months after that date.

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

During the year ended December 31, 2024, we did not issue any options under the 2018 Equity Incentive Plan, However, pursuant to employment agreements for certain executives, 400,000 options were deferred to assure that a sufficient number of shares are available under the 2018 Equity Incentive Plan should they be needed, in the Company opinion, to focus on the Company’s financial resources to further its Ampligen R&D Activities, This deferral is in effect until the Company no longer needs the shares underlying the options reserved from the shares available for issuance under the Plan, or the Company agrees otherwise. During this deferral, the shares underlying the options are still deemed reserved under the Plan.

	Year Ended December 31,
	2024	2023
Risk-free interest rate	—	4.37%
Expected dividend yield	—	—
Expected life	—	10 years
Expected volatility	—	99.91%
Weighted average grant date fair value for options issued	—	$0.43 per option for 400,000 options

The exercise price of all stock options and equity warrants granted was equal to or greater than the fair market value of the underlying common stock on the date of the grant.

Information regarding the options approved by the Board of Directors under the Equity Plan of 2009 is summarized below. The plan expired on June 24, 2019:

	2024			2023
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	119,352	$13.20-2,127.84	$20.72	124,399	$13.20 – 1,003.20	$22.23
Granted	—	—	—	—	—	—
Forfeited	—	—	—	(5,047)	9.68-327.36	57.79
Expired	(901)	190	$356.36	—	—	—
Outstanding, end of year	118,451	$13.20-2,127.84	$18.17	119,352	$13.20-2,127.84	$20.72
Exercisable, end of year	118,451	$13.20-2,127.84	$18.17	119,352	$13.20-2,127.84
Weighted average remaining contractual life (years)	3.08 years			4.06 years

Information regarding the options approved by the Board of Directors under the Equity Plan of 2018 is summarized below:

	2024			2023
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	2,814,142	$0.31-9.68	$1.54	2,474,971	$0.31-9.68	$1.72
Granted	—	—	—	400,000	0.47-0.47	0.47
Forfeited	—	—	—	(60,829)	0.31-9.68	1.98
Outstanding, end of year	2,814,142	$0.31-9.68	$1.54	2,814,142	$0.31-9.68	$1.54
Exercisable, end of year	2,814,142	$0.31-9.68	$1.54	2,397,474	$0.31-327.36	4.71
Weighted average remaining contractual life (years)	6.96 years			7.96 years
Available for future grants	487,050			1,210,286

Stock option activity during the years ended December 31, 2024 and 2023 is as follows:

Vested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2022	2,020,214	$3.01	8.86	—
Granted	400,000	0.47	10.17	—
Forfeited	(7,601)	9.68	—	—
Expired	(4,175)	41.61	—	—
Outstanding December 31, 2023	2,408,438	$2.50	8.70	—
Granted	—	—	—	—
Forfeited	—	—	—
Expired	(806)	—	—	—
Outstanding December 31, 2024	2,407,632	$2.42	8.70	—
Vested and expected to vest at December 31, 2024	2,407,632	$2.42	8.70	—
Exercisable at December 31, 2024	2,407,632	$1.61	7.26	—

The weighted-average grant-date fair value of employee options vested during the year ended December 31, 2024 was approximately $172,000 for 366,667 options at $0.47 per option and during year ended December 31, 2023 was approximately $184,000 for 424,999 options at $0.43 per option.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2022	392,326	$0.80	8.86	—
Granted	400,000	0.47	10.17	—
Vested	(413,884)	1.90	6.73	—
Forfeited	(7,601)	9.68	—	—
Expired	(4,175)	41.61	—	—
Unvested December 31, 2023	366,666	$2.13	12.44	—
Granted	—	—	—	—
Vested	(365,860)	0.47	7.26	—
Forfeited	—	—	—	—
Expired	(806)	—	—	—
Unvested December 31, 2024	—	$—	—	—

Vested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2022	579,155	$3.09	8.36	—
Granted	360,000	0.46	10.04	—
Expired	(653)	145.24	—	—
Forfeited	(53,447)	1.31	—	—
Outstanding December 31, 2023	885,055	$2.02	9.23	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(95)	—	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2024	884,960	$1.88	9.23	—
Vested and expected to vest at December 31, 2024	884,960	$1.88	9.23	—
Exercisable at December 31, 2024	884,960	$1.62	9.51	—

The weighted-average grant-date fair value of non-employee options vested during year 2024 was approximately $131,000 for 285,000 options at $0.46 per option and during the year 2023 was approximately $90,000 for 191,666 options at $0.47 per option.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2022	166,789	$4.05	9.49	—
Granted	360,000	0.46	10.18	—
Vested	(137,565)	0.47	9.47	—
Expired	(776)	145.24	—	—
Forfeited	(53,447)	1.31	—	—
Unvested December 31, 2023	335,001	$1.83	10.70	—
Granted	—	—	—	—
Vested	(334,906)	0.46	10.18	—
Expired	(95)	—	—	—
Forfeited	—	—	—	—
Unvested December 31, 2024	—	—	—	—

Stock-based compensation expense was approximately $686,000 and $243,000 for the years ended December 31, 2024 and 2023.

As of December 31, 2024 all stock-based compensation cost related to options granted under the Equity Incentive Plans had been recognized. As of December 31, 2023, there was $294,000 of unrecognized stock-based compensation cost related to options granted under the Equity Incentive Plans. Stock-based compensation related to options granted under the Equity Incentive Plans is recorded over the vesting period, which is typically one year or upon reaching the agreed upon Company and/or individual performance milestones being met which is indefinite.

(ii) Stock Warrants

Stock warrants are issued as needed by the Board of Directors and have no formal plan.

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes-Merton pricing option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the warrant. The Company uses historical data to estimate expected dividend yield, life and forfeiture rates. The expected life of the warrants was estimated based on historical option holder’s behavior and represents the period of time that options are expected to be outstanding. No warrants were granted in 2023.

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	2024			2023
	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price
Outstanding, beginning of year	152,160	$0.99-8.80	$8.03	226,610	$0.99-132.00	$9.10
Granted	20,587,988	0.28-0.363	0.33	—	—	—
Expired	(147,501)	0.99-8.80	8.03	(74,450)	17.05	17.05
Exercised	(4,659)	8.80	8.80	—	—	—
Outstanding, end of year	20,587,988	$0.28-0.363	$0.33	152,160	$ 0.99-8.80	$8.03
Exercisable	11,281,916	$0.363	$0.363	152,160	$ 0.99-8.80	$8.03
Weighted average remaining contractual life	3.75 years			.75 years
Years exercisable	2025			2024

Stock warrants are issued at the discretion of the Board. During the year ended December 31, 2024, there were 20,587,988 warrants issued, 4,659 warrants were exercised and 147,501 warrants expired. During the year ended December 31, 2023, there were no warrants issued or exercised.

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

During the year ended December 31, 2024, research and development expenses were comprised of: clinical studies ($2,627,000), manufacturing and engineering ($1,116,000), quality control ($1,721,000) and regulatory ($733,000).

During the year ended December 31, 2023, research and development expenses were comprised of: clinical studies ($6,014,000), manufacturing and engineering ($3,220,000), quality control ($1,271,000) and regulatory ($434,000).

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the year ended December 31, 2024.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the years ended December 31, 2024 and 2023, the Company incurred approximately $1,047,800  and $4,290,000, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8,400,000. This estimate includes pass-through costs of approximately $1,000,000 and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

○	During the year ended December 31, 2024, the Company incurred approximately $458,800 related to this agreement.
○	During the year ended December 31, 2023, the Company incurred approximately $600,000 related to this agreement.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6,400,000, which includes pass-through costs of approximately $125,000, investigator costs estimated at about $4,400,000 and excludes certain other third-party costs and escalations. During 2023, the original work order increased to approximately $6,600,000 for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. This study was completed in 2023, although certain activities are still ongoing.

○	During the year ended December 31, 2024, the Company incurred approximately $455,000 related to this agreement.
○	During the year ended December 31, 2023, the Company incurred approximately $3,690,000 related to this agreement.

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

○	During the year ended December 31, 2024, the Company incurred approximately $1,200 related to this agreement.

○	During the year ended December 31, 2023, the Company incurred approximately $1,432,000 related to this agreement.

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

○	During the year ended December 31, 2024, the Company incurred approximately $498,300 related to this agreement.
○	During the year ended December 31, 2023, the Company incurred approximately $363,000 related to this agreement.

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

○	During the year ended December 31, 2024, the Company incurred approximately $104,300 related to this agreement.
○	During the year ended December 31, 2023, the Company incurred approximately $100,000 related to this agreement.

Azenova Sales International

In October 2023, the Company entered into a consulting agreement with Azenova, LLC whereas Azenova will provide business development services for AIM’s Ampligen product for solid tumors for a 12-month term that is extendable upon the agreement of the parties. In exchange for its services, Azenova will receive a fixed monthly retainer of $30,000 per month in addition to 360,000 stock options that vest monthly. In August 2024, an agreement was made to reduce the fixed monthly retainer fee to $10,000. This agreement was further adjusted to solely include specific services performed.

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

○	During the year ended December 31, 2024, the Company incurred approximately $255,000 related to this agreement.
○	During the year ended December 31, 2023, the Company incurred approximately $75,500 related to this agreement.

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

○	During the year ended December 31, 2024, the Company incurred approximately $14,000 of lab services from Alcami.

○	During the year ended December 31, 2023, the Company incurred approximately $64,500 of lab services from Alcami.

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

Each participant immediately vests in his or her deferred salary contributions as well as the Company’s safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the year ended December 31, 2024 and 2023, the Company’s matching contributions were approximately $167,000 and $162,000, respectively

(10) Employment/Consulting Agreements

The Company had contractual agreements with certain Named Executive Officers (“NEO”) in 2024 and 2023. The aggregate annual base compensation which includes bonuses and stock issuances for these NEO under their respective contractual agreements for 2024 (which takes into account amendments to these agreements effected in September 2024), and 2023 was $1,491,215 and $1,839,484, respectively. As part of the Company’s cash conservation strategy, certain NEOs were issued common stock in 2024 as a substitute for cash salaries. For the year ended December 31, 2024, stock issued as payroll totaled $250,000, which is included in the overall equity-based compensation expense. There was no stock issued as payroll for the year ended December 31, 2023. In addition, certain Officers were entitled to receive performance bonuses of up to 25% or 20% of their respective annual base salary, at the sole discretion of the Compensation Committee of the Board of Directors. For the years December 31, 2024 and 2023, there were no performance bonuses paid out. For the year ended December 31, 2023, Officers’ bonuses were $450,000 and were deferred and paid in 2024. An additional $50,000 was awarded retroactively in 2024 for 2023. For the year ended December 31, 2024, Officers’ bonuses were electively waived by the Officers.

In 2024, the Company reserved equity compensation for later issuance to these Officers.

a.	The Company reserved 300,000 ten-year options to be issued at a later date for Thomas K. Equels, Chief Executive Officer.

b.	The Company reserved 100,000 ten-year options to be issued at a later date for Peter Rodino, Chief Operating Officer and General Counsel.

The Company recorded stock compensation expense of approximately $156,600 during the year ended December 31, 2024 with regard to the 2023 issuances to Officers Equels and Rodino. The Company did not record stock compensation expense for the 2024 reserved options.

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

(11) Leases

The Company leases office and lab facilities and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years, expiring at various dates during 2025 through 2027, and requiring monthly payments ranging from less than $1,000 to $17,000. Certain leases include additional renewal options ranging from 1 to 5 years. AIM has classified all of its leases as operating leases.

At December 31, 2024 and December 31, 2023, the balance of the right of use assets was $618,000 and $697,000, respectively, and the corresponding operating lease liability balance was $634,000 and $718,000, respectively. Right of use assets are recorded net of accumulated amortization of $428,000 and $363,000 as of December 31, 2024 and December 31, 2023, respectively.

AIM recognized rent expense associated with these leases are follows:

	Year ended December 31,
	(in thousands)
	2024	2023
Lease costs:
Operating lease costs	$304	$288
Short-term and variable lease costs	283	335

Total lease costs	$587	$623
Classification of lease costs
Research & development	$446	$498
General and administrative	141	125

Total lease costs	$587	$623

The Company’s leases have remaining lease terms between 3 and 31 months. At December 31, 2024, the weighted-average remaining term was 29 months. At December 31, 2023, the weighted-average remaining term was 41 months. The Company’s weighted average incremental borrowing rate for its leases was 10.3% at December 31, 2024 and 10% at December 31, 2023.

Future minimum payments as of December 31, 2024, are as follows:

Year Ending December 31, (in thousands)
2025	$293
2026	254
2027	159
2028	—
Thereafter	—
Less imputed interest	(72)
Total	$634

(12) Income Taxes

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

As of December 31, 2024, and December 31, 2023, respectively, the Company has approximately $117,194,000 of Federal net operating loss carryforwards (expiring in the years 2024 through 2038), and $103,300,000 of Federal net operating loss carryforwards with no expiration date, both of which have been limited by Internal Revenue Code Section 382, available to offset future federal taxable income. The Company has approximately $41,700,000 of New Jersey state net operating loss carryforwards (expiring in 2044). The Company has approximately $96,365,000 of Florida state net operating loss carryforwards with no expiration date to offset future Florida taxable income. The Company has approximately $3,600,000 of Belgium net operating loss carryforwards with no expiration date to offset future taxable income In December 2023, the Company effectively sold $14,156,000 of its New Jersey state net operating loss carryforward and $38,600 in R&D credits for the year 2022 for approximately $1,313,000. The company has fully utilized the maximum $20,000,000 allowance in proceeds received for the sale of New Jersey net operating loss carryforwards and R&D credits as of December 31, 2023. The utilization of certain state net operating loss carryforwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carryforward is limited following a greater than 50% change in ownership. As noted above, due to the Company’s prior and current equity transactions, some of the Company’s net operating loss carryforwards are subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period. As of December 31, 2024, the tax years after 2020 remain subject to examination by major tax jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. With the exception of net operating losses generated in New Jersey which can be surrendered for 80% of their value, due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the remainder of our deferred tax assets are fully offset by a valuation allowance at December 31, 2024 and 2023.

The components of the net deferred tax assets and liabilities as of December 31, 2024 and 2023, consist of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2024	2023
Net operating losses	$29,001	$25,114
Research and Development costs	3,914	3,517
Stock Compensation	1,515	1,479
R&D credits	2,829	1,376

Other	41	137
Amortization & Depreciation	5,575	6,791
Right of use asset	4	6
Total deferred tax assets	42,879	38,420

Less: Valuation allowance	(42,879)	(36,816)
Deferred tax assets, net	$—	$1,604

Deferred tax assets are included within other assets in the accompanying Consolidated Balance Sheets. The benefits of deferred tax assets are included within the gain from sale of income tax operating losses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company’s 2023 net deferred tax asset estimates the projected sale of 2023 New Jersey state operating losses to be sold in the subsequent year. After further analysis, it was determined that the New Jersey state operating loss sales proceeds reached the maximum $20 million allowed after the 2022 sale and a full valuation allowance was recorded in 2024 against all deferred tax assets.

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

Pre Tax Book Loss	$(17,320)

Federal Rate	(3,637)	21.0%
State Taxes	(1,321)	7.63%
Other Perms	1	-0.01%
RTP	396	-2.29%
Income Tax Income	459	-2.65%
State Rate Change	149	-0.86%
162(m)	126	-0.73%
R&D credits	(969)	5.59%
Mark to Market	(163)	0.94%
R&D credit addback	261	-1.51%
Loss on Fair Value Warrants	131	-0.76%
Other	108	-0.62%
Valuation Allowance	4,459	-25.75%

Total	$—	-0.0%

The Company files tax returns in the U.S., Florida and New Jersey. As of December 31, 2024, tax years for 2023, 2022, and 2021 are still subject to examination by the tax authorities. The Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2021.

(13) Certain Relationships and Related Transactions

The Company has an employment agreement with its NEOs and has granted its NEOs and directors options to purchase its common stock. Please see details of these Employment Agreements in Note 10 Employment/Consulting Agreements.

(14) Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and investments. The Company places its cash with high-quality financial institutions and, at times, such amounts in non-interest-bearing accounts may be in excess of Federal Deposit Insurance Corporation insurance limits. There were no credit-based sales for 2024 and 2023.

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

The fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items and are considered a Level 1 instrument of the fair value measurements standard. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the Class A and Class B warrants (“June 2024 Warrants”) related to the Company’s June 2024 common stock and warrant issuance, are calculated using a Monte Carlo Simulation. The fair value of the Class C and Class D warrants (“October 2024 Warrants”) related to the Company’s October 2024 common stock and warrant issuance, are calculated using a Monte Carlo Simulation.

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

The Company utilized the following assumptions to estimate the fair value of the Class A Warrants:

December 31,
2024
Underlying price per share	$0.350
Exercise price per share	$0.363
Risk-free interest rate	4.42%
Expected holding period	5.5 years
Expected volatility	110%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class B Warrants:

December 31,
2024
Underlying price per share	$0.350
Exercise price per share	$0.363
Risk-free interest rate	4.82%
Expected holding period	2 years
Expected volatility	89%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class C Warrants:

December 31,
2024
Underlying price per share	$0.26
Exercise price per share	$0.28
Risk-free interest rate	3.6%
Expected holding period	2 years
Expected volatility	82%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class D Warrants:

December 31,
2024
Underlying price per share	$0.26
Exercise price per share	$0.28
Risk-free interest rate	3.5%
Expected holding period	5.5 years
Expected volatility	91%
Expected dividend yield	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. AIM categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2024, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Monte Carlo Simulation Model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$51	$51	$—	$—
Marketable securities	$2,276	$2,276	$—	$—

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,805	$4,805	$—	$—
Marketable securities	$7,631	$7,631	$—	$—

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

(17) Segment and Related Information

The Company follows ASC 280, Segment Reporting, which establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. The Company’s Chief Operating Decision Maker (“CODM”), its CEO, assesses performance and allocates resources based on company-wide financial information. The Company has determined that it operates in a single reportable segment and the strategic purpose of all operating activities is to support that one segment. The CODM does not generally evaluate the Company’s performance using asset or historical cash flow information. The measure of performance used by the CODM to evaluate the Company’s performance is consolidated net loss. Since the Company operates in one operating segment, which performs research and development activities related to Ampligen and other drugs under development, all required financial segment information can be found in the financial statements. Significant expenses that are used to evaluate performance are each separately presented in the statements of income. The Company does not distinguish between markets or segments for the purpose of internal reporting.

The Company’s revenues for the two-year period ended December 31, 2024, were earned in the United States. All assets are maintained in the United States of America.

(18) Subsequent Events

On February 26, 2025, the NYSE American accepted the Company’s plan to regain compliance with the minimum stockholders’ equity requirements of Sections 1003(a)(ii) and 1003(a)(iii) of the American Company Guide. AIM has until June 11, 2026 to regain compliance with the NYSE’s Continued Listings Standards. The plan includes a number of ways to raise capital. As Part of the Plan, the Company will be holding a special meeting of stockholders solely for the purpose of authorizing a reverse split of our outstanding shares. The proxy statement for that meeting has been filed with the SEC and is available on the SEC’s website. The Company believes that effecting a reverse split will assist it with raising capital it needs to continue its business and avoiding an automatic delisting if the stock price drops to $0.10 per share.

