Form 10-Q
period 2025-03-31
AIM ImmunoTech Inc.
filed 2025-05-15
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

76,423,889 shares of common stock were outstanding, and no shares of series B preferred stock were outstanding as of May 13, 2025.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited March 31, 2025 and Audited December 31, 2024)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$898	$1,701
Marketable investments	1,349	2,276
Other Receivables	19	—
Prepaid expenses and other current assets	318	199
Total current assets	2,584	4,176
Property and equipment, net	98	108
Right of use asset, net	554	618
Patent and trademark rights, net	2,267	2,594
Other assets	745	1,112
Total assets	$6,248	$8,608
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,944	$6,383
Accrued expenses	639	606
Current portion of operating lease liability	234	239
Current portion of note payable, net	1,950	2,307
Total current liabilities	9,767	9,535
Long-term liabilities:
Operating lease liability	338	395
Total liabilities	10,105	9,930
Commitments and contingencies (Notes 13 and 14)

Stockholders’ deficit:
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of March 31, 2025, and December 31, 2024, respectively; issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; as of March 31, 2025, and December 31, 2024, respectively; issued and outstanding – none	—	—
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 72,290,030 and 65,526,320 as of March 31, 2025 and December 31, 2024, respectively	72	66
Additional paid-in capital	426,604	425,440
Accumulated deficit	(430,533)	(426,828)
Total stockholders’ deficit	(3,857)	(1,322)
Total liabilities and stockholders’ deficit	$6,248	$8,608

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues:
Clinical treatment programs – US	$16	$40
Total Revenues	16	40
Costs and Expenses:
Production costs	10	8
Research and development	1,080	1,951
General and administrative	2,545	3,815
Total Costs and Expenses	3,635	5,774
Operating loss	(3,619)	(5,734)
Gain (Loss) on investments	27	(92)
Interest and other income	11	81
Interest Expense and Other Finance Costs	(124)	(72)

Net Loss	$(3,705)	$(5,817)
Basic and diluted loss per share	$(0.05)	$(0.12)
Weighted average shares outstanding basic and diluted	70,329,869	49,458,023

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands except share data)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance December 31, 2024	—	65,526,320	$66	$425,440	$(426,828)	$(1,322)
Shares issued for:
Common Stock issuance, net of costs	—	4,285,401	4	656	—	660
Equity based compensation	—	424,225	—	60	—	60
Repayment of Debt with shares	—	2,054,084	2	448	—	450
Net comprehensive loss	—	—	—	—	(3,705)	(3,705)
Balance March 31, 2025	—	72,290,030	$72	$426,604	$(430,533)	$(3,857)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2023	689	49,102,484	$49	$419,004	$(409,508)	$10,234
Shares issued for:
Common Stock issuance, net of costs	—	807,577	1	328	—	329
Cashless Exercise of Warrants	—	3,272	—	—	—	—
Equity based compensation	—	—	—	80	—	80
Committed Shares	—	338,600	—	—	—	—
Net comprehensive loss	—	—	—	—	(5,817)	(5,817)
Balance March 31, 2024	689	50,251,933	$50	$419,412	$(415,325)	$4,826

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(in thousands)

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(3,705)	$(5,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	10	9
Abandonment and expiration of patents and trademark rights	335	—
Amortization of patent, trademark rights	48	49
Amortization of Debt Discount and Other Expenses	64	73
Non-cash lease expense	64	(67)
Equity-based compensation	60	80
Loss (gain) on sale of marketable investments	(27)	92
Change in assets and liabilities:
Funds receivable from New Jersey net operating loss	—	1,184
Other receivables	(19)	—
Other assets	367	—
Prepaid expenses and other current assets and other non-current assets	(119)	(62)
Lease liability	(62)	60
Accounts payable	561	124
Accrued expenses	62	(540)
Net cash used in operating activities	(2,361)	(4,815)
Cash flows from investing activities:
Proceeds from sale of marketable investments	1,045	50
Purchase of marketable investments	(91)	(158)
(Purchase) abandonment of patent and trademark rights	(56)	(50)
Net cash provided by (used in) investing activities	898	(158)
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	660	329
Proceeds from note payable, net of issuance costs	—	2,500
Net cash provided by financing activities	660	2,829
Net decrease in cash and cash equivalents	(803)	(2,144)
Cash and cash equivalents at beginning of period	1,701	5,439
Cash and cash equivalents at end of period	$898	$3,295
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain (loss) on marketable investments	$96	$(73)
Repayment of debt obligation with shares	$421	$—

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM” or the “Company” is an immuno-pharma company headquartered in Ocala, Florida, and focused on the research and development of therapeutics to treat multiple types of cancers, viral diseases and immune-deficiency disorders and to treat cancers for which there are currently inadequate or unmet therapies. It has established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body, and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

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

The Company is currently proceeding primarily in five areas:

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

The Company is prioritizing activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. The Company intends that priority clinical work be conducted in trials authorized by the FDA or European Medicines Agency (“EMA”), which trials support a potential future New Drug Application (“NDA”). However, AIM’s antiviral experimentation is designed to accumulate additional preliminary data supporting our hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, AIM will conduct antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues.

AIM has engaged Amarex Clinical Research (“Amarex”), its Clinical Research Organization, with the application and eventual management of a follow-up Investigational New Drug (“IND”) application for the study of a potential avian influenza combination therapy of Ampligen and AstraZeneca’s FluMist, a nasal spray vaccine that helps prevent seasonal influenza. It is seeking collaborative grants from government and industry to defray the cost of the study. In addition, AIM recently announced that the Erasmus Medical Center Safety Committee granted approval to proceed with a Phase 2 Study of Ampligen and Imfinzi as a potential combination therapy for late-stage pancreatic cancer.

In management’s opinion, all adjustments necessary for a fair presentation of its consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission (“SEC”), and do not contain certain information which will be included in the Company’s annual consolidated financial statements and notes thereto.

The consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2024, and 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 27, 2025.

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

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet its obligations as they become due. The Company has suffered losses from operations and net cash used on operating activities for the year ended December 31, 2024 and for the period ended March 31, 2025, and has a working capital deficit as of December 31, 2024 and as of March 31, 2025. Additionally, its stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“NYSE American”). These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Management evaluated the conditions, and the significance of these conditions related to the Company’s ability to meet its obligations. If the Company is unable to implement sufficient mitigation efforts, it may need to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

On December 11, 2024, the Company received an official notice of noncompliance with the NYSE American’s continued listing requirements. This includes the need for the Company to have stockholders’ equity of $6.0 million or more. The NYSE American’s review showed that the Company was not in compliance with that requirement. As required, the Company submitted a plan (the “Plan”) to the NYSE American illustrating how it can regain compliance by June 11, 2026. The NYSE American accepted the Plan on February 26, 2025. If the Company is not able to regain compliance by June 11, 2026, its common stock may be delisted from the NYSE American. As of March 31, 2025, its stockholders’ deficit was ($3.9) million. It must increase its stockholders’ equity to be at least $6 million to regain compliance with this rule. If it is not able to raise sufficient capital as set forth in the Plan or by other means, it may be unable to regain compliance with the NYSE American’s listing standards and its securities could be subject to delisting. In addition, in the event that the price of the common stock drops to $0.10 per share, trading in the common stock will automatically be suspended and the common stock would be subject to delisting. The price dropped below $0.10 and on April 4, 2025, the Company received a delisting letter from the NYSE American and trading in its common stock on the NYSE American was suspended. AIM sought a review of the delisting and were granted a hearing to be held on June 5, 2025. Since the suspension of its common stock, AIM trades on the Pink Open Market under the symbol “AIMI”.

On April 30, 2025, the Company held a special meeting of stockholders to approve a series of alternate amendments to its Certificate of Incorporation to effect, at the option of its Board of Directors, a reverse stock split of its outstanding common stock at a ratio in the range of up to 1-for-100, with such ratio to be determined by the Board of Directors in its sole discretion. At that meeting, stockholders approved the measure. Before the reverse split can be effected it must be authorized by the Financial Industry Regulatory Authority. That process currently is underway.

Note 2: Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. At various times throughout the three months ended March 31, 2025, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Note 3: Marketable Securities

Marketable securities consist of mutual funds. At March 31, 2025 and December 31, 2024, it was determined that none of the marketable securities had an other-than-temporary impairment. At March 31, 2025 and December 31, 2024, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 12: Fair Value). At March 31, 2025, and December 31, 2024 the Company held $1,349,000 and $2,276,000 respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of $1,349,000 at March 31, 2025. The net loss recognized for the three-month period ended March 31, 2025 on equity securities was ($69,000). The unrealized gains recognized for the three-month period ended March 31, 2025 on equity securities still held was $96,000. The net gain recognized for the three-month period ended March 31, 2025 on equity securities was $27,000.

Mutual Funds classified as available for sale consisted of $2,276,000 at December 31, 2024. The net loss recognized for the three-month period ended March 31, 2024 on equity securities was ($20,000). The unrealized losses recognized during the three-month period ended March 31, 2024 on equity securities still held was ($73,000). The net loss recognized for the three-month period ended March 31, 2024 on equity securities was ($93,000).

Note 4: Property and Equipment, net

	(in thousands)
	March 31, 2025	December 31, 2024
Furniture, fixtures, and equipment	$1,466	$1,466
Less: accumulated depreciation	(1,368)	(1,358)
Property and equipment, net	$98	$108

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the three months ending March 31, 2025 and March 31, 2024 was $10,000 and $9,000, respectively.

Note 5: Patents and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$2,981	$(808)	$2,173	$3,434	$(939)	$2,495
Trademarks	232	(138)	94	232	(133)	99
Net amortizable patents and trademarks rights	$3,213	$(946)	$2,267	$3,666	$(1,072)	$2,594

December 31, 2024	$2,594
Acquisitions	56
Abandonments	(335)
Amortization	(48)
March 31, 2025	$2,267

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

Amortization of patents and trademarks for each of the next five years and thereafter is as follows:

Year Ending December 31,
2025	$176
2026	233
2027	218
2028	212
2029	196
Thereafter	1,232
Total	$2,267

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2025	December 31, 2024
Compensation	$1	$1
Professional fees	436	416
Clinical trial expenses	104	145
Interest	44	11
Other expenses	54	33
	$639	$606

Note 7: Unsecured Promissory Note

On February 16, 2024, the Company (“Borrower”) entered into a Note and Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreements, Streeterville paid the Company $2,500,000 in exchange for an unsecured promissory Note with an Original Issue Discount of $781,000. The Company will pay $3,300,000 consisting of the principal amount of the Note, together with the original issue discount and $20,000 of lender transaction fees, no later than February 16, 2026. The stated interest rate of the note is 10%. On May 13, 2025, the Lender and the Borrower entered into a Forbearance Agreement pursuant to which, for a 1% fee and expenses, the Lender released the Borrower and its affiliates from all defaults under the Agreements through the date of the Forbearance Agreement and confirmed that, as a result, no Default Interest is due. The outstanding balance of the Note, following the application for the Forbearance Fee, is $2,484,000.

Debt schedule at March 31, 2025 (in thousands)
Long-term debt	$2,386
Unamortized Original issue discount	(427)
Unamortized Financing fees	(9)
1,950
Less current portion of long-term debt, net	(1,950)
Long-term debt, net	$—

Future maturities for long-term debt as of March 31, 2025 were as follows:

(in thousands)

Fiscal years ending December 31:
2025	$2,386
Total	$2,386

Interest expense related to long-term debt was $124,000 at March 31, 2025. This included $68,000 in original issue discount and $3,000 for loan fee amortization. Future maturities of long-term debt at March 31, 2025 were $2,386,000 for fiscal years ending December 31, 2025.

Current portion of long-term debt of approximately $2,386,000 is net of the current portion of debt discount of approximately $427,000 and the current portion of debt origination costs of approximately $9,000 as of March 31, 2025.

The agreement allows the Lender to redeem up to $250,000 per calendar month beginning in August 2024, upon providing written notice to Borrower. The Note further contains triggering events which can be remedied by the Lender requiring the Borrower to correct the triggering event, increasing the outstanding balance by applying the triggering effect, or making the Note immediately due and payable. In the three months ended March 31, 2025, the Company entered into agreements with the Lender to settle a portion of its outstanding loan obligation in the amount of $450,000 through the issuance of 2,054,084 shares of common stock, rather than cash payment. This exchange was completed pursuant to the terms of the loan agreement, which allows for the settlement of debt through stock issuance under certain conditions.

Note 8: Equity-Based Compensation

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 7,000,000 shares of common stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. When the plan was amended and restated, an additional 250,000 shares were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). As a result of the 2018 Plan Evergreen Provisions, a maximum of 12,008,069 shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of January 1, 2025. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. There were no options issues to officers during the three months ended March 31, 2025 and the fiscal year ending December 31, 2024.

The fair value of each option and equity warrant award is estimated on the date of grant using a Black-Scholes-Merton option pricing valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option and equity warrant. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the three months ended March 31, 2025 and 2024, there were no options granted.

Stock options activity during the three months ended March 31, 2025, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2025	2,407,632	$2.42	8.70	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding March 31, 2025	2,407,632	$2.42	8.70	$—
Vested and expected to vest March 31, 2025	2,407,632	$1.61	7.26	$—
Exercisable March 31, 2025	2,407,632	$1.61	7.26	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2025	884,960	$1.88	9.23	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding March 31, 2025	884,960	$1.88	9.23	$—
Vested and expected to vest March 31, 2025	884,960	$1.62	9.51	$—
Exercisable March 31, 2025	884,960	$1.62	9.51	$—

There was no unvested stock option activity for employees and non-employees.

Stock-based compensation expense was approximately $60,000 and $80,000 for the three months ended March 31, 2025 and 2024, resulting in a decrease in general and administrative expenses, respectively.

At March 31, 2025, there was no unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan. At March 31, 2024, there was approximately $214,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 9: Stockholders’ Equity (Deficit)

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

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. As of March 31, 2025, there were no Series A Junior Participating Preferred Stock outstanding.

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

Pursuant to a registration statement relating to a rights offering (the “Rights Offering”) declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and redeemable warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The redeemable warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. At December 31, 2024, 689 shares of Series B Convertible Preferred Stock had expired, and none were converted prior to expiration. At March 31, 2025 the Company had no shares of Series B Convertible Preferred Stock outstanding.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of March 31, 2025 and December 31, 2024, there were 72,290,030 and 65,526,320 shares of common stock issued and outstanding, respectively.

Employee Stock Purchase Plan (Not equity compensation)

On July 7, 2020, the Board approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price (including subsequent plans, the “Employee Stock Purchase Plan”). Pursuant to NYSE American rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application (a “SLAP”). The Company created successive new plans following the expiration of the July 7, 2020 plan. Recently, the procedure for purchases under the plan changed. Now, any time an officer or employee purchases stock from the Company under the plan, that person must file a SLAP with the NYSE American and the purchase cannot be effected until the NYSE American accepts the SLAP. Subsequent to the quarter ended March 31, 2025, an additional 4,133,859 shares were issued under the Employee Stock Purchase Plan to certain officers and directors.

During the three months ended March 31, 2025, the Company issued a total of 83,334 shares of its common stock at a price of $0.12 for total proceeds of approximately $10,000 as part of the employee stock purchase plan.

During the three months ended March 31, 2024, the Company issued a total of 243,009 shares of its common stock at a price ranging from $0.33 to $0.39 for total proceeds of approximately $82,000 as part of the employee stock purchase plan.

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

During the three months ended March 31, 2025, there were no warrants exercised. During the three months ended March 31, 2024, 205,000 warrants were exercised, and 5,830,028 warrants expired unexercised. As of March 31, 2025 and December 31, 2024, there were no warrants outstanding.

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

On April 1, 2025, the Company entered into a new EDA with Maxim pursuant to which it may issue and sell up to an aggregate of $3,000,000 shares of the Company’s common stock from time to time through Maxim acting as agent. Under the terms of the EDA, in no event will the Company, inter alia, issue or sell through the EDA such number or dollar amount of shares of common stock that would exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable).

The Company will pay Maxim in cash, upon each sale of the common stock pursuant to the EDA, a commission in an amount equal to 3.0% of the aggregate gross proceeds from each sale of common stock. Because there is no minimum offering amount required as a condition to this offering, the actual total public offering amount, commissions and proceeds to the Company, if any, are not determinable at this time. The Company has agreed, under certain circumstances, to reimburse a portion of Maxim’s expenses, including legal fees up to a maximum of $50,000, and $5,000 on a quarterly basis thereafter.

Neither the Universal Shelf Registration Statement nor the At-The Market Offering with Maxim may occur unless and until certain other events first occur, including but not limited to, the Registration Statement being declared effective by the SEC and AIM’s common stock recommences trading on the NYSE American.

Equity Purchase Agreement

On March 28, 2024, the Company entered into a purchase agreement and a registration rights agreement with Atlas Sciences, LLC (“Atlas”), pursuant to which Atlas committed to purchase up to $15 million of common stock of the Company for a period of 24 months from the date of the purchase agreement. No assurance can be given as to the actual amount that will be raised pursuant to the purchase agreement.

Under the terms of the purchase agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the purchase agreement are limited to a daily maximum of the lessor of: $500,000, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the purchase agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 9,975,000 shares for resale pursuant to the Atlas Agreements, consisting of 9,636,400 shares that can be sold by the Company to Atlas and 338,600 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective on May 1, 2024. In the fiscal year ended December 31, 2024, a total of 759,685 shares have been issued pursuant to the purchase agreement for a total of approximately $128,000 after clearing costs. In the three months ended March 31, 2025, a total of 3,082,961 shares have been issued pursuant to the purchase agreement for a total of approximately $398,000 after clearing costs. There were no shares issued subsequent to March 31, 2025.

Securities Purchase Agreements

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2.5 million. For the three months ended March 31,2025, no Common Warrants were exercised, and all remain outstanding on March 31, 2025 related to this agreement.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2.5 million. For the three months ended March 31,2025, no Common Warrants were exercised, and all remain outstanding on March 31, 2025 related to this agreement.

Note 10: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of 23,880,581 and 20,587,988 of stock options and warrants, are excluded from the calculation of diluted net loss per share for the periods ended March 31, 2025 and December 31, 2024, respectively, since their effect is antidilutive due to the net loss of the Company.

Note 11: Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. Accounting pronouncements issued by the FASB since filing the Annual Report on Form 10-K for the year ended December 31, 2024 did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

The Company estimated the fair value of the June 2024 Warrants and October 2024 Warrants using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrants.

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

October 1,
2024
Underlying price per share	$0.26
Exercise price per share	$0.28
Risk-free interest rate	3.6%
Expected holding period	2 years
Expected volatility	82%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class D Warrants:

October 1,
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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15	$15	$—	$—
Marketable securities	$1,349	$1,349	$—	$—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$51	$51	$—	$—
Marketable securities	$2,276	$2,276	$—	$—

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

At March 31, 2025 and December 31, 2024, the balance of the right of use assets was $554,000 and $618,000, respectively, and the corresponding operating lease liability balance was $572,000 and $634,000, respectively. Right of use assets are recorded net of accumulated amortization of $490,000 and $428,000 as of March 31, 2025 and December 31, 2024, respectively.

AIM recognized rent expense associated with these leases are follows:

	(in thousands)
	March 31, 2025	March 31, 2024
Lease costs:
Operating lease costs	$78	$74
Short-term and variable lease costs	80	49

Total lease costs	$158	$123
Classification of lease costs
Research & development	$108	$101
General and administrative	50	22

Total lease costs	$158	$123

The Company’s leases have remaining lease terms between 6 and 29 months. As of March 31, 2025, the weighted-average remaining term was 28 months. At December 31, 2024, the weighted-average remaining term was 41 months. The Company’s weighted average incremental borrowing rate for its leases was 10% at March 31, 2025 and December 31, 2024.

Future minimum payments as of March 31, 2025, are as follows:

Year Ending December 31, (in thousands)

2025	$215
2026	254
2027	159
Less imputed interest	(56)
Total	$572

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

During the three months ended March 31, 2025, research and development expenses were comprised of: clinical studies ($594,000), manufacturing and engineering ($180,000), quality control ($230,000) and regulatory ($76,000).

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the three months ended March 31, 2025.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the three months ended March 31, 2025 and 2024, the Company incurred approximately $105,000 and $521,000, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8,400,000. This estimate includes pass-through costs of approximately $1,000,000 and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

○	During the three months ended March 31, 2025, the Company incurred approximately $3,000 related to this agreement.

○	During the three months ended March 31, 2024, the Company incurred approximately $86,000 related to this agreement.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6,400,000, which includes pass through costs of approximately $125,000, investigator costs estimated at about $4,400,000, and excludes certain other third-party costs and escalations. During 2023, the original work order increased to approximately $6,600,000 for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. This study was completed in 2023, although certain activities are still ongoing.

○	During the three months ended March 31, 2025, the Company incurred approximately $102,000 related to this agreement.

○	During the three months ended March 31, 2024, the Company incurred approximately $435,000 related to this agreement.

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

○	During the three months ended March 31, 2025, the Company did not incur any expense related to this agreement.

○	During the three months ended March 31, 2024, the Company incurred approximately $1,000 related to this agreement.

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

○	During the three months ended March 31, 2025, the Company did not incur any expense related to this agreement.

○	During the three months ended March 31, 2024, the Company incurred approximately $129,000 related to this agreement.

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

During the three months ended March 31, 2024, the Company incurred approximately $4,000 related to this agreement.

○	During the three months ended March 31, 2025, the Company did not incur any expense related to this agreement.

○	During the three months ended March 31, 2024, the Company incurred approximately $4,000 related to this agreement.

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

○	During the three months ended March 31, 2025, the Company incurred approximately $15,000 related to this agreement.

○	During the three months ended March 31, 2024, the Company incurred approximately $90,000 related to this agreement.

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

○	During the three months ended March 31, 2025, the Company incurred approximately $7,000 of lab services from Alcami.

○	During the three months ended March 31, 2024, the Company incurred approximately $10,000 of lab services from Alcami.

Note 15: Subsequent Events

A Special Meeting of Stockholders was held on April 30, 2025. At the meeting, there were 72,290,030 outstanding shares of the Company’s common stock entitled to vote, and the requisite quorum for the meeting of 33 1/3% was present. The vote found in favor of a proposal to approve a series of alternate amendments to the Company’s Certificate of Incorporation to effect, at the option of the Company’s Board of Directors, a reverse stock split of the Company’s outstanding common stock at a ratio in the range of up to 1-for-100, with such ratio to be determined by the Board of Directors in its sole discretion. Before the reverse split can be effected it must be authorized by FINRA. That process currently is underway.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact, included or incorporated herein regarding our strategy, future operations, financial position, future revenues, projected costs, plans, prospects and objectives are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements and their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2024: Part I; Item 1. “Business”, Part I; Item 1A. “Risk Factors”, Part I; Item 3. “Legal Proceedings”, and Part I; Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Among other things, for those statements, we claim the protection of safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements set forth in this Report speak only as of the date hereof. We do not undertake to update any of these forward-looking statements to reflect events or circumstances that occur after the date hereof. We are in various stages of seeking to determine whether Ampligen® will be effective in the treatment of multiple types of viral diseases, cancers, and immune-deficiency disorders and the Report sets forth our current and anticipated future activities. These activities are subject to change for a number of reasons. Significant additional testing and trials will be required to determine whether Ampligen® will be effective in the treatment of these conditions. Results obtained in animal models do not necessarily predict results in humans. Human clinical trials will be necessary to prove whether or not Ampligen® will be efficacious in humans. No assurance can be given as to whether current or planned clinical trials will be successful or yield favorable data and the trials are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the institutions sponsoring other trials. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. Among the studies are clinical trials that provide only preliminary data with a small number of subjects, and no assurance can be given that the findings in these studies will prove true or that the study or studies will yield favorable results. Some of the world’s largest pharmaceutical companies are also working on treatments and cures for different types of cancers. No assurance can be given that the use of Ampligen with these proposed treatments and cures will prove effective. No assurance can be given that future studies will not result in findings that are different from those reported in the studies referenced or incorporated by reference herein. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential foreign operations will not be adversely affected by these risks.

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

Overview

General

AIM ImmunoTech Inc. and its subsidiaries (collectively, “AIM”, “Company”, “we” or “us”) are an immuno-pharma company headquartered in Ocala, Florida, and focused on the research and development of therapeutics to treat multiple types of cancers, viral diseases and immune-deficiency disorders for which there are inadequate or unmet therapies. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body, and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

AIM’s products are Ampligen (rintatolimod) and Alferon N Injection (Interferon alfa). The Company’s flagship product –Ampligen – is a double-stranded RNA (“dsRNA”) molecule being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen has not been approved by the FDA or marketed in the United States but is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

The Company is currently proceeding primarily in five areas:

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

We are prioritizing activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, ME/CFS and Post-COVID conditions having priority over antiviral experimentation. We intend that priority clinical work be conducted in trials authorized by the FDA or European Medicines Agency (“EMA”), which trials support a potential future NDA. However, AIM’s antiviral experimentation is designed to accumulate additional preliminary data supporting their hypothesis that Ampligen is a powerful, broad-spectrum prophylaxis and early-onset therapeutic that may confer enhanced immunity and cross-protection. Accordingly, AIM will conduct antiviral programs in those venues most readily available and able to generate valid proof-of-concept data, including foreign venues.

We have engaged Amarex Clinical Research (“Amarex”), our Clinical Research Organization, with the application and eventual management of a follow-up Investigational New Drug (“IND”) application for the study of a potential avian influenza combination therapy of our Ampligen and AstraZeneca’s FluMist, a nasal spray vaccine that helps prevent seasonal influenza. We are seeking collaborative grants from government and industry to defray the cost of the study. In addition, the Erasmus Medical Center Safety Committee granted approval to proceed with a Phase 2 Study of Ampligen and Imfinzi as a potential combination therapy for late-stage pancreatic cancer.

Immuno-Oncology.

We are focused on pancreatic cancer because testing results to date — primarily conducted in the Netherlands — have been very promising. The Netherlands study generated statistically significant data indicating that Ampligen extended survival well beyond the Standard of Care (“SOC”), when compared to well-matched historical controls. These data support the proposition that Ampligen, when administered to either patients with locally advanced or metastatic pancreatic cancer after systemic chemotherapy, showed a statistically significant increase in survival rate. In October 2021, we and our Contract Research Organization, Amarex, submitted an IND application to the FDA for a planned Phase 2 study of Ampligen as a therapy for locally advanced or metastatic late-stage pancreatic cancer.

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

The FDA authorized an open-label treatment protocol, AMP-511, allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received IRB approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of March 31, 2025, there were 6 patients enrolled in this open-label expanded access treatment protocol (including two patients with Post-COVID Conditions). To date, there have been eight such Post-COVID patients treated in the study. AIM previously reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures and improvement in cognition.

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

We have received approval of our NDA from ANMAT for the commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product would be marketed by GP Pharm, our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. Collaboration with GP Pharm continues for commercial launch of Ampligen in Argentina. To successfully bring this to market, several key steps are necessary, including building disease awareness, providing medical education, securing appropriate reimbursement, developing effective market strategies, and finalizing manufacturing preparations for launch. We started work with GP Pharma in 2016 to address these key issues.

We will be looking for additional and or alternative partners to expedite the work, gain final ANMAT approval and begin distribution. Argentina has experienced significant hyper-inflation. Contracts in Argentina are U.S. dollar contracts and the parties must evaluate the impact of the devaluation on the relationship and the ability to go forward on a U.S.-dollar basis.

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021, 2022, 2023 and 2024. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of March 31, 2025, there were 6 patients enrolled in this open-label expanded access treatment protocol.  In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

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

Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment has been initiated in this study designed for up to 45 patients. The study was temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and has performed the necessary experiments to replace Intron-A with a generic alpha-interferon. This trial resumed recruiting in April 2025. https://clinicaltrials.gov/ct2/show/NCT03899987.

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

Metastatic or Unresectable Triple Negative Breast Cancer – This phase 1/2a trial tests the safety, side effects, and best dose of chemokine modulation therapy (CKM) (rintatolimod, celecoxib, and interferon alpha 2b) in combination with pembrolizumab for the treatment of patients with triple negative breast cancer that has spread from where it first started (primary site) to other places in the body (metastatic) or that cannot be removed by surgery (unresectable). The study is active, but not recruiting because enrollment is completed. (See: https://clinicaltrials.gov/study/NCT05756166).

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

In October 2024, we were granted U.S. patent No. 12,102,649, covering both compositions and methods comprising a range of TRL3 agonist, within the drug Ampligen, in the treatment of endometriosis, a painful chronic condition in which tissue similar to the lining of the uterus grows outside the uterus, causing severe pelvic pain and making it difficult or impossible to become pregnant. The patented method involves the administration of a therapeutically effective amount of a pharmaceutical composition containing our proprietary double-stranded RNA products. The versatile administration options offer flexibility for patient-specific needs and care. The patent also covers treatments targeting recurrent endometriosis and includes options for co-administration with interferons, including well-known types such as alpha and beta interferons.

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

Each participant immediately vests in his or her deferred salary contributions as well as the Company’s safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the three months ending March 31, 2025 we made approximately $38,000 in contributions, and for the year ending December 31, 2024 approximately $167,000 in contributions were made.

New Accounting Pronouncements

See “Note 11: Recent Accounting Pronouncements”.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS

Three months ended March 31, 2025 versus three months ended March 31, 2024

Net Loss

Our net loss was approximately $3,705,000 and $5,817,000 for the three months ended March 31, 2025, and 2024, respectively, representing a decrease in loss of approximately $2,112,000 or 36%. This decrease in loss was primarily due to the following:

●	a decrease in research and development costs of $871,000; and
●	a decrease in general and administrative expenses of $1,270,000; and
●	an increase in gain on investments of $119,000; offset by
●	a decrease in revenue of $24,000; and
●	a decrease in interest and other income of $70,000
●	an increase of interest expense and other finance costs of $52,000

Net loss per share was $(0.05) and $(0.12) for the three months ended March 31, 2025, and 2024, respectively. The weighted average number of shares of our common stock outstanding as of March 31, 2025, was 70,329,869 as compared to 49,458,023 as of March 31, 2024.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $16,000 and $40,000 for the three months ended March 31, 2025, and 2024, respectively, representing a decrease of $24,000 which is primarily related to the fluctuation of patient participation.

For the three months ended March 31, 2025 and 2024, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Gain (loss) on Investments, net

Gain (loss) on investments for the three months ended March 31, 2025, and 2024 was approximately $27,000 and $(92,000), respectively, reflecting an increase in the gain on investments of approximately $119,000. The increase in gain was due to the change in the fair value of equity investments.

Production Costs

Production costs were approximately $10,000 and $8,000, respectively, for the three months ended March 31, 2025, and 2024, representing an increase of $2,000 in production costs in the current period.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended March 31, 2025, were approximately $1,080,000, as compared to $1,951,000 for the same period a year ago, reflecting a decrease of approximately $871,000. The primary reason for the decrease in R&D costs was a decrease in clinical expenses of $690,000, a decrease in outside contractors of $205,000, a decrease in salaries of $188,000, and a decrease of consulting expenses of $117,000, offset by an increase of patent and trademark expenses of $331,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2025, and 2024, were approximately $2,545,000 and $3,815,000, respectively, reflecting a decrease of approximately $1,270,000. The decrease in G&A expenses during the current period was due primarily to a decrease in legal professional fees of $1,111,000, a decrease in salaries of $139,000, and a decrease in fees paid to investment bankers of $130,000, offset by an increase in stock market fees of $83,000 and an increase in public relations expenses of $74,000.

Interest Expenses

Interest expenses for the three months ended March 31, 2025 and 2024 were approximately $124,000 and $72,000, respectively, reflecting an increase of approximately $52,000. The increase in interest expense in the current period was due to the interest expense incurred related to the Note Purchase Agreement entered into on February 16, 2024 with Streeterville.

Liquidity and Capital Resources

Cash used in operating activities for the three months ended March 31, 2025, was approximately $2,361,000 compared to approximately $4,815,000 for the same period in 2024, a decrease of $2,454,000. The primary reasons for this decrease in cash used in operations in 2025 was a decreased net loss during the three months of $2,112,000, an increase in accounts payable of $437,000, an increase in accrued expense of $602,000, an increase of other assets of $367,000, and an increase in abandonment and expiration of patents and trademark rights of $335,000, offset by a decrease in funds receivable from NJ NOL of $1,184,000, an increase in lease liability of $122,000, and an increase in gain on sale of investments of $119,000.

Cash provided by investing activities for the three months ended March 31, 2025 was approximately $898,000 compared to cash used of approximately $158,000 for the same period in 2024, an increase of $1,056,000. The primary reason for the change during the current period is the increase in sale and purchase of marketable investments of $1,062,000.

Cash provided by financing activities for the three months ended March 31, 2025, was approximately $660,000 compared to approximately $2,829,000 for the same period in 2024, representing a decrease of $2,169,000. The primary reason for this decrease was the decrease of net proceeds of $2,500,000 from the notes payable, net of issuance cost, offset by an increase of $332,000 in the sale of shares in the current period.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. As of March 31, 2025, we had approximately $2,247,000 in cash, cash equivalents and marketable investments, inclusive of approximately $1,349,000 in marketable investments, representing a decrease of approximately $1,730,000 from December 31, 2024.

In addition, we have suffered losses from operations as of March 31, 2025, and have a working capital deficit. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements. See Note 1 to our Unaudited Condensed Consolidated Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. On March 31, 2025, our current liabilities exceeded our current assets by $7,183,000 which raised doubt about our ability to continue as a going concern. Additionally, at March 31, 2025, our stockholders’ equity was below the minimum requirements for continued listing on the NYSE American. See “Potential Delisting from the NYSE American” below.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. We have suffered losses from operations and net cash used on operating activities for the year ended December 31, 2024 and for the period ended March 31, 2025, and have a working capital deficit as of December 31, 2024 and as of March 31, 2025. Additionally, our stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“NYSE American”). These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Management evaluated the conditions, and the significance of these conditions related to our ability to meet our obligations. If we are unable to implement sufficient mitigation efforts, we may need to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.

On September 6, 2024, an amendment to an agreement dated April 7, 2022, was executed by us and Amarex clarifying and changing the nature of the remaining execution fee of $725,437. The amendment allowed that the remainder would not be exclusive to the agreement dated on April 7, 2022, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash. Due to the changes brought about by the amendment, the nature of the payment changed to deposit status. At March 31, 2025, we had an outstanding deposit of $653,000 which may be used to offset future clinical research expenditures. This deposit is listed as a non-current asset on the balance sheet but could provide working capital if the timing of expenditures are realized within the next 12 months.

On April 4, 2025, trading of the Company’s common stock was suspended by NYSE American. Leading up to this event, the Company and Streeterville (the “Lender”) were in regular communication, and both parties acknowledged the possibility of such an occurrence. On May 13, 2025, the Lender and the Borrower entered into a Forbearance Agreement pursuant to which, for a 1% fee and expenses, the Lender released the Borrower and its affiliates from all defaults under the Agreements through the date of the Forbearance Agreement and confirmed that, as a result, no Default Interest is due, with no effect on liquidity. The outstanding balance of the Note, following the application for the Forbearance Fee, is $2,484,000.

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

Potential Delisting from the NYSE American.

On December 11, 2024, we received an official notice of noncompliance with the NYSE American’s continued listing requirements. This includes the need for us to have stockholders’ equity of $6.0 million or more, given we have had 5 years of operating losses. As required, we submitted a plan (the “Plan”) to the NYSE American illustrating our plan to regain compliance by June 11, 2026. The Plan includes a number of capital formation initiatives. The NYSE American accepted our Plan on February 26, 2025. However, if we are not able to regain compliance by June 11, 2026, our common stock may be suspended and subject to delisting from the NYSE American. As of March 31, 2025, our stockholders’ deficit was ($3.9) million. We must increase our stockholders’ equity to be at least $6 million to regain compliance with this rule. If we are unable to raise sufficient capital as set forth in the Plan or by other means, we may be unable to regain compliance with the NYSE American’s listing standards and our securities could be subject to delisting. In the event that the price of our common stock drops to $0.10 per share, our common stock will automatically be suspended and subject to delisting from the NYSE American. The price of our common stock dropped below $0.10 and on April 4, 2025, and we received a delisting letter from the NYSE American and trading in our common stock on the NYSE American was suspended. We sought a review of the delisting and were granted a hearing to be held on June 5, 2025. Since the suspension our common stock trades on the Pink Open Market under the symbol “AIMI”.

On April 30, 2025, we held a special meeting of stockholders to approve a series of alternate amendments to our Certificate of Incorporation to effect, at the option of our Board of Directors, a reverse stock split of our outstanding common stock at a ratio in the range of up to 1-for-100, with such ratio to be determined by our Board of Directors in its sole discretion. At that meeting, stockholders approved the measure. Before the reverse split can be effected, it must be authorized by FINRA. That process currently is underway.

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

Possible Sources of Funding1.

Universal Shelf Registration Statement and At-The-Market Offering with Maxim

We filed a Universal Shelf Registration Statement on Form S-3 (the “Registration Statement”) with the SEC in April 2025 registering the offering, issuance and sale by us of up to $100,000,000 of our common stock, preferred stock, purchase contracts, warrants, subscriptions rights, depositary shares, debt securities and/or units. This Registration Statement has not been declared effective yet.

We have entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”), dated April 1, 2025, pursuant to which we may issue and sell up to an aggregate of $3,000,000 of shares of our common stock under the Registration Statement from time to time through Maxim acting as agent, subject to certain limitations, as set forth therein and below. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Maxim may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the NYSE American, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

Under the terms of the Sales Agreement, in no event will we issue or sell such number or dollar amount of shares of common stock that would (i) exceed the number or dollar amount of shares of common stock registered and available on the Registration Statement, (ii) exceed the number of authorized but unissued shares of common stock, (iii) exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable), or (iv) exceed the number or dollar amount of common stock for which the Company will file a prospectus to the Registration Statement.

Each time we wish to issue and sell common stock under the Sales Agreement, we will notify Maxim of the number of shares to be issued, the dates on which such sales are anticipated to be made, any minimum price below which sales may not be made and other sales parameters as we deem appropriate. Once we have so instructed Maxim, unless Maxim declines to accept the terms of the notice, Maxim has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The obligations of Maxim under the Sales Agreement to sell our common stock are subject to a number of conditions that we must satisfy.

We will pay Maxim in cash, upon each sale of our common stock pursuant to the Sales Agreement, a commission in an amount equal to 3.0% of the aggregate gross proceeds from each sale of our common stock. Because there is no minimum offering amount required as a condition to this offering, the actual total public offering amount, commissions and proceeds to us, if any, are not determinable at this time. We have agreed, under certain circumstances, to reimburse a portion of Maxim’ s expenses, including legal fees, in connection with the establishment of this offering up to a maximum of $50,000, and $5,000 on a quarterly basis thereafter. We estimate that the total expenses for the offering, excluding compensation and expense reimbursement payable to Maxim under the terms of the Equity Distribution Agreement, will be approximately $54,000.

Settlement for sales of common stock will occur on the business day following the date or the standard settlement period at the date on which any sales are made, or on some other date that is agreed upon by us and Maxim in connection with a particular transaction, in return for payment of the net proceeds to us. There is no arrangement for funds to be received in an escrow, trust or similar arrangement. Sales of our common stock as contemplated in the prospectus that will be filed to cover the offering will be settled through the facilities of The Depository Trust Company or by such other means as we and Maxim may agree upon.

Maxim will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the NYSE American. In connection with the sale of the common stock on our behalf, Maxim will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Maxim will be deemed to be underwriting commissions or discounts. We have agreed to provide indemnification and contribution to Maxim against certain civil liabilities, including liabilities under the Securities Act.

The offering of our common stock pursuant to the Sales Agreement will terminate upon the earliest of (i) the issuance and sale of all shares of our common stock subject to the Sales Agreement, or (ii) 24 months from the execution of the Sales Agreement or (iii) the termination of the Sales Agreement as permitted therein.

Maxim and its affiliates may in the future provide various investment banking, commercial banking and other financial services for us and our affiliates, for which services they may in the future receive customary fees. To the extent required by Regulation M, Maxim will not engage in any market making activities involving our common stock while the offering is ongoing under pursuant to the prospectus to be filed covering the offering.

1 Neither the Universal Shelf Registration Statement nor the At-The-Market Offering with Maxim may occur unless and until certain other events first occur, including but not limited to, the Registration Statement being declared effective by the SEC and our common stock recommences trading on the NYSE American.

Such prospectus and accompanying based prospectus in the Registration Statement in electronic format may be made available on a website maintained by Maxim and Maxim may distribute such prospectus and accompanying base prospectus electronically.

Atlas Equity Line of Credit (Equity Purchase Agreement)

On March 28, 2024, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), pursuant to which Atlas has committed to purchase up to $15 million of our common stock.

Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Atlas, and Atlas is obligated to purchase up to $15 million of our common stock (the “Commitment Amount”). Such sales by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of shares that have been and may be issued under the Purchase Agreement. We agreed to file the registration statement with the SEC pursuant to the Registration Rights Agreement. Sales cannot commence until the registration statement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied. The registration statement was declared effective on May 1, 2024 and the final prospectus was filed.

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

The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties. The foregoing descriptions of the Agreements are qualified in their entirety by reference to the full text of these Agreements which were filed as exhibits 10.104 and 10.105 to our 2024 Annual Report on Form 10-K.

As of December 31, 2024, a total of 759,685 shares have been issued pursuant to the purchase agreement for a total of approximately $128,000 after clearing costs. As of March 31, 2025, a total of 3,082,961 shares have been issued pursuant to the purchase agreement for a total of approximately $398,000 after clearing costs. There were no shares issued subsequent to March 31, 2025.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2.5 million. For the three months ended March 31,2025, no Common Warrants were exercised, and all remain outstanding on March 31, 2025 related to this agreement.

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

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of March 31, 2025, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2025, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Please see Part 1; Item 3 “Legal Proceeding” in our annual report in Form 10K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 27, 2025, which could materially affect our business, financial condition, or future results. The risks described in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(i)	Exhibits - See exhibit index below.
(ii)

Exhibit No.	Description
10.1	Forbearance Agreement with Streeterville Capital, LLC*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: May 15, 2025

