Form 10-Q
period 2025-06-30
AIM ImmunoTech Inc.
filed 2025-08-14
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

2,708,688 shares of common stock were outstanding, and no shares of series B preferred stock were outstanding as of August 12, 2025.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited June 30, 2025 and Audited December 31, 2024)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$476	$1,701
Marketable investments	359	2,276
Prepaid expenses and other current assets	190	199
Total current assets	1,025	4,176
Property and equipment, net	89	108
Right of use asset, net	496	618
Patent and trademark rights, net	2,168	2,594
Other assets	351	1,112
Total assets	$4,129	$8,608
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,297	$6,383
Accrued expenses	573	606
Current portion of operating lease liability	233	239
Current portion of note payable, net	2,290	2,307
Total current liabilities	10,393	9,535
Long-term liabilities:
Operating lease liability	282	395
Total liabilities	10,675	9,930
Commitments and contingencies (Notes 13 and 14)

Stockholders’ deficit:
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of June 30, 2025, and December 31, 2024, respectively; issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; as of June 30, 2025, and December 31, 2024, respectively; issued and outstanding – none	—	—
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 764,188 and 655,263 as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	426,780	425,505
Accumulated deficit	(433,327)	(426,828)
Total stockholders’ deficit	(6,546)	(1,322)
Total liabilities and stockholders’ deficit	$4,129	$8,608

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Clinical treatment programs - US	$25	$50	$41	$90
Total Revenues	25	50	41	90
Costs and Expenses:
Production costs	10	8	20	16
Research and development	1,174	1,145	2,254	3,096
General and administrative	1,487	2,591	4,032	6,406
Total Costs and Expenses	2,671	3,744	6,306	9,518
Operating loss	(2,646)	(3,694)	(6,265)	(9,428)
Gain (Loss) on investments	(9)	(85)	18	(177)
Interest and other income	10	2,580	21	2,661
Interest expense and other finance costs	(149)	(179)	(273)	(251)
(Loss) on warrant issuance	—	(458)	—	(458)

Net Loss	$(2,794)	$(1,836)	$(6,499)	$(7,653)
Basic and diluted loss per share	$(3.68)	$(3.00)	$(8.88)	$(15.00)
Weighted average shares outstanding basic and diluted	759,289	528,374	731,650	511,619

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(in thousands except share data)

(Unaudited)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2024	$—	655,263	$1	$425,505	$(426,828)	$(1,322)
Common stock issuance, net of costs	—	42,854	—	660	—	660
Equity-based compensation	—	4,242	—	60	—	60
Repayment of Debt with Shares	—	20,541	—	450	—	450
Net comprehensive loss	—	—	—	—	(3,705)	(3,705)
Balance March 31, 2025	$—	722,900	$1	$426,675	$(430,533)	$(3,857)
Common stock issuance, net of costs	—	41,339	—	105	—	105
Adjustment for fractional shares	—	(51)	—	—	—	—
Net comprehensive loss	—	—	—	—	(2,794)	(2,794)
Balance June 30, 2025	$—	764,188	$1	$426,780	$(433,327)	$(6,546)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2023	$689	491,025	$49	$419,004	$(409,508)	$10,234
Common stock issuance, net of costs	—	11,462	1	328	—	329
Cashless Exercise of Warrants	—	32	—	—	—	—
Equity-based compensation	—	—	—	80	—	80
Net comprehensive loss	—	—	—	—	(5,817)	(5,817)
Balance March 31, 2024	$689	502,519	$50	$419,412	$(415,325)	$4,826
Common stock issuance, net of costs	—	68,847	7	525	—	532
Issuance of Warrants	—	—	—	2,500	—	2,500
Equity-based compensation	—	—	—	80	—	80
Series B preferred shares expired	(689)	—	—	689	—	—
Net Comprehensive loss	—	—	—	—	(1,836)	(1,836)
Balance June 30, 2024	$—	571,366	$57	$423,206	$(417,161)	$6,102

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(in thousands)

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(6,499)	$(7,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	19	18
Abandonment and expiration of patents and trademark rights	615	—
Amortization of patent, trademark rights	94	101
Non-cash lease expense	81	150
Equity-based compensation	60	160
Loss (gain) on sale of marketable investments	(18)	177
Loss on issuance of warrants	—	458
Amortization of financial obligation	183	270
Change in assets and liabilities:
Funds receivable from New Jersey net operating loss	—	1,181
Other assets	761	(366)
Prepaid expenses and other current assets and other non-current assets	9	5
Lease liability	(78)	(149)
Accounts payable	914	(988)
Accrued expenses	(33)	(1,187)
Net cash used in operating activities	(3,892)	(7,823)
Cash flows from investing activities:
Proceeds from sale of marketable investments	2,026	1,105
Purchase of marketable investments	(91)	(158)
(Purchase) abandonment of patent and trademark rights	(283)	(279)
Net cash provided by investing activities	1,652	668
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	765	856
Proceeds from note payable, net of issuance costs	250	2,367
Proceeds from issuance of equity warrants	—	2,047
Net cash provided by financing activities	1,015	5,270
Net decrease in cash and cash equivalents	(1,225)	(1,885)
Cash and cash equivalents at beginning of period	1,701	5,439
Cash and cash equivalents at end of period	$476	$3,554
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain on marketable investments	$85	$42
Repayment of debt obligation with shares	$421	$—

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

The Company is prioritizing activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer, having priority over other experimentation. The Company intends that priority clinical work be conducted in trials authorized by the FDA or European Medicines Agency (“EMA”), which trials support a potential future New Drug Application (“NDA”).

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

At a Special Meeting of Stockholders held on April 30, 2025, the Company’s stockholders approved a series of alternate amendments to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock at a ratio in the range of up to 1-for-100, with such ratio to be determined by the Company’s Board of Directors. Stockholders will be given cash in lieu of any fractional shares on a post-split basis. Following the Reverse Stock Split, the new CUSIP number of the common stock will be 00901B303, with the par value per share of common stock remaining at $0.001.   The Company’s Board of Directors approved the implementation of the reverse stock split at a ratio 1-for-100 which took effect on June 12, 2025. All share and per share amounts for prior periods have been revised to give retroactive effect to this reverse stock split.

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

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet its obligations as they become due. The Company has incurred losses from operations and net cash used on operating activities for the year ended December 31, 2024 and for the six months ended June 30, 2025, and has a working capital deficit as of December 31, 2024 and as of June 30, 2025. Additionally, its stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“NYSE American”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Management evaluated the conditions and the significance in relation to the Company’s ability to meet its obligations and noted that all outstanding debt is current as of June 30, 2025. If the Company is unable to implement sufficient mitigation efforts, it may need to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

On December 11, 2024, the Company received an official notice of noncompliance with the NYSE American’s continued listing requirements. This includes the need for the Company to have stockholders’ equity of $6.0 million or more. The NYSE American’s review showed that the Company was not in compliance with that requirement. As required, the Company submitted a plan (the “Plan”) to the NYSE American illustrating how it can regain compliance by June 11, 2026. The NYSE American accepted the Plan on February 26, 2025. If the Company is not able to regain compliance by June 11, 2026, its common stock may be delisted from the NYSE American. As of June 30, 2025, its stockholders’ deficit was ($6.5) million. It must increase its stockholders’ equity to be at least $6 million to regain compliance with this rule. If it is not able to raise sufficient capital as set forth in the Plan or by other means, it may be unable to regain compliance with the NYSE American’s listing standards and its securities could be subject to delisting. In addition, in the event that the price of the common stock drops to $0.10 per share, trading in the common stock will automatically be suspended and the common stock would be subject to delisting. The price dropped below $0.10 and on April 4, 2025, the Company received a delisting letter from the NYSE American and trading in its common stock on the NYSE American was suspended. AIM sought a review of the delisting and were granted a hearing to be held on June 5, 2025. Since the suspension of its common stock, AIM trades on the Pink Open Market under the symbol “AIMI”.

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

Note 2: Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. At various times throughout the six months ended June 30, 2025, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Note 3: Marketable Securities

Marketable securities consist of mutual funds. At June 30, 2025 and December 31, 2024, it was determined that none of the marketable securities had an other-than-temporary impairment. At June 30, 2025 and December 31, 2024, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 12: Fair Value). At June 30, 2025, and December 31, 2024 the Company held $359,000 and $2,276,000 respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of $359,000 at June 30, 2025. The net loss recognized for the six-month period ended June 30, 2025 on equity securities was ($68,000). The unrealized gains recognized for the six-month period ended June 30, 2025 on equity securities still held was $85,000. The net gain recognized for the six-month period ended June 30, 2025 on equity securities was $17,000.

Mutual Funds classified as available for sale consisted of $2,276,000 at December 31, 2024. The net loss recognized for the six-month period ended June 30, 2024 on equity securities was ($219,000). The unrealized gains recognized for the six-month period ended June 30, 2024 on equity securities still held was $42,000. The net loss recognized for the six-month period ended June 30, 2024 on equity securities was ($177,000).

Note 4: Property and Equipment, net

	(in thousands)
	June 30, 2025	December 31, 2024
Furniture, fixtures, and equipment	$1,466	$1,466
Less: accumulated depreciation	(1,377)	(1,358)
Property and equipment, net	$89	$108

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the six months ending June 30, 2025 and June 30, 2024 was $19,000 and $18,000, respectively.

Note 5: Patents and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$2,853	$(775)	$2,078	$3,434	$(939)	$2,495
Trademarks	232	(142)	90	232	(133)	99
Net amortizable patents and trademarks rights	$3,085	$(917)	$2,168	$3,666	$(1,072)	$2,594

December 31, 2024	$2,594
Acquisitions	283
Abandonments	(615)
Amortization	(94)
June 30, 2025	$2,168

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

Amortization of patents and trademarks for each of the next five years and thereafter is as follows:

Year Ending December 31,
2025	$117
2026	297
2027	207
2028	210
2029	195
Thereafter	1,142
Total	$2,168

Note 6: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	June 30, 2025	December 31, 2024
Compensation	$—	$1
Professional fees	308	416
Clinical trial expenses	97	145
Interest	106	11
Other expenses	62	33
	$573	$606

Note 7: Unsecured Promissory Note

On February 16, 2024, the Company (“Borrower”) entered into a Note and Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreements, Streeterville paid the Company $2,500,000 in exchange for an unsecured promissory Note with an Original Issue Discount of $781,000. The Company will pay approximately $3,300,000 consisting of the principal amount of the Note, together with the original issue discount and $20,000 of lender transaction fees, no later than February 16, 2026. The stated interest rate of the note is 10%. On May 13, 2025, the Lender and the Borrower entered into a Forbearance Agreement pursuant to which, for a 1% fee and expenses, the Lender released the Borrower and its affiliates from all defaults under the Agreements through the date of the Forbearance Agreement and confirmed that, as a result, no Default Interest is due.

On June 30, 2025, the Company (“Borrower”) entered into a Note and Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreements, Streeterville paid the Company $250,000 in exchange for an unsecured promissory Note with an Original Issue Discount of $50,000. The Company will pay $310,000 consisting of the principal amount of the Note, together with the original issue discount and $10,000 of lender transaction fees, no later than October 28, 2025.

Debt schedule at June 30, 2025 (in thousands)
Long-term debt	$2,721
Unamortized Original issue discount	(415)
Unamortized Financing fees	(16)
2,290
Less current portion of long-term debt, net	(2,290)
Long-term debt, net	$—

Future maturities for long-term debt as of June 30, 2025 were as follows:

(in thousands)

Fiscal years ending December 31:
2025	$2,290
Total	$2,290

Interest expense related to long-term debt was $149,000 for the three months ended June 30, 2025. This included $62,000 in original issue discount and $2,500 for loan fee amortization. Interest expense related to long-term debt was $273,000 for the six months ended June 30, 2025. This included $134,000 in original issue discount and $5,000 for loan fee amortization.

Current portion of long-term debt of approximately $2,290,000 is net of the current portion of debt discount of approximately $415,000 and the current portion of debt origination costs of approximately $16,000 as of June 30, 2025.

The agreement allows the Lender to redeem up to $250,000 per calendar month beginning in August 2024, upon providing written notice to Borrower. The Note further contains triggering events which can be remedied by the Lender requiring the Borrower to correct the triggering event, increasing the outstanding balance by applying the triggering effect, or making the Note immediately due and payable. In the six months ended June 30, 2025, the Company entered into agreements with the Lender to settle a portion of its outstanding loan obligation in the amount of $450,000 through the issuance of 20,541 shares of common stock, rather than cash payment. This exchange was completed pursuant to the terms of the loan agreement, which allows for the settlement of debt through stock issuance under certain conditions.

Note 8: Equity-Based Compensation

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. Initially, a maximum of 70,000 shares of common stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. When the plan was amended and restated, an additional 2,500 shares were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). As a result of the 2018 Plan Evergreen Provisions, a maximum of 4,632 unissued shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of June 30, 2025. On July 1, 2025, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan increased by 15,283 shares. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. There were no options issues to officers during the six months ended June 30, 2025 and the fiscal year ending December 31, 2024.

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

Stock options activity during the three months ended June 30, 2025, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding March 31, 2025	24,076	$242.17	8.70	$—
Granted	—	—	—	—
Forfeited	(7)	2,771.48	—	—
Expired	(6)	13,200.00	—	—
Outstanding June 30, 2025	24,063	$238.33	8.70	$—
Vested and expected to vest June 30, 2025	24,063	$238.33	8.70	$—
Exercisable June 30, 2025	24,063	$156.62	7.26	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding March 31, 2025	8,850	$187.59	9.23	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding June 30, 2025	8,850	$187.59	9.23	$—
Vested and expected to vest June 30, 2025	8,850	$187.59	9.23	$—
Exercisable June 30, 2025	8,850	$161.71	9.51	$—

Stock-based compensation expense was approximately $0 and $80,000 for the three months ended June 30, 2025 and 2024, resulting in a decrease in general and administrative expenses, respectively.

Employee stock option activity during the six months ended June 30, 2025, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2025	24,076	$242.17	8.70	$—
Granted	—	—	—	—
Forfeited	(7)	2,771.48	—	—
Expired	(6)	13,200	—	—
Outstanding June 30, 2025	24,063	$238.33	8.70	$—
Vested and expected to vest June 30, 2025	24,063	$238.33	8.70	$—
Exercisable June 30, 2025	24,063	$156.62	7.26	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2025	8,850	$187.59	9.23	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding June 30, 2025	8,850	$187.59	9.23	$—
Vested and expected to vest June 30, 2025	8,850	$187.59	9.23	$—
Exercisable June 30, 2025	8,850	$161.71	9.51	$—

Stock-based compensation expense was approximately $60,000 and $160,000 for the six months ended June 30, 2025 and 2024, respectively.

On June 30, 2025, and 2024, respectively, there was approximately $0 and $134,000 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

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

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. As of June 30, 2025, there were no Series A Junior Participating Preferred Stock outstanding.

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

Pursuant to a registration statement relating to a rights offering (the “Rights Offering”) declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and redeemable warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The redeemable warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. At December 31, 2024, 689 shares of Series B Convertible Preferred Stock had expired, and none were converted prior to expiration. At June 30, 2025 the Company had no shares of Series B Convertible Preferred Stock outstanding.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of June 30, 2025 and December 31, 2024, there were 764,188 and 655,263 shares of common stock issued and outstanding, respectively.

In June 2025, the Company effected a 100-to-1 reverse stock split of the outstanding shares, in order to become compliant with the NYSE regulations. This did not affect the number of authorized shares. All references to shares of common stock, options, warrants and preferred stock have been adjusted herein to give effect to this reverse stock split.

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

During the three months ended June 30, 2025, the Company issued a total of 41,339 shares of its common stock at a price of $2.54 for total proceeds of approximately $105,000 as part of the employee stock purchase plan.

During the six months ended June 30, 2025, the Company issued a total of 42,171 shares of its common stock at a price ranging from $2.54 to $12.00 for total proceeds of approximately $115,000 as part of the employee stock purchase plan.

Rights Plan

On May 12, 2023, the Company amended and restated its November 14, 2017 Rights Plan with American Stock Transfer & Trust Company as Rights Agent (the “Rights Plan”).

Warrants (Rights offering)

On September 27, 2019, the Company closed a public offering underwritten by A.G.P./Alliance Global Partners, LLC (the “Offering”) of (i) 17,405 shares of common stock; (ii) pre-funded warrants exercisable for 71,483 shares of common stock (the “Pre-funded Warrants”), and (iii) warrants to purchase up to an aggregate of 88,888 shares of common stock (the “Warrants”). In conjunction with the Offering, we issued a Representative’s Warrant to purchase up to an aggregate of 2,666 shares of common stock (the “Representative’s Warrant”). The shares of common stock and Warrants were sold at a combined Offering price of $0.90, less underwriting discounts and commissions. Each Warrant sold with the shares of common stock represents the right to purchase one share of common stock at an exercise price of $0.99 per share. The Pre-Funded Warrants and Warrants were sold at a combined Offering price of $0.899, less underwriting discounts and commissions. The Pre-Funded Warrants were sold to purchasers whose purchase of shares of common stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of the Company’s outstanding common stock immediately following the consummation of the Offering, in lieu of shares of common stock. Each Pre-Funded Warrant represents the right to purchase one share of common stock at an exercise price of $0.001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A registration statement on Form S-1, relating to the Offering was filed with the SEC and was declared effective on September 25, 2019, the net proceeds were approximately $7,200,000. During the year ended December 31, 2020, 18,700 of the Pre-funded Warrants were exercised and 88,739 Warrants were exercised. In addition, on March 25, 2020, the Representative’s Warrant was amended to permit exercise of such warrant to commence on March 30, 2020. These warrants were exercised on March 31, 2020 and an aggregate of 2,666 shares were issued upon exercise of this warrant for gross proceeds of approximately $264,000 and a $46,000 expense for the warrant modification.

During the six months ended June 30, 2024, 2,050 warrants were exercised, and 58,300 warrants expired unexercised. As of June 30, 2025 and December 31, 2024, there were no warrants outstanding related to the Rights Offering.

Equity Distribution Agreement

On April 19, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”), with Maxim, pursuant to which they may sell from time to time, shares of our common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. The amount was subsequently reduced from $8.5 million to $3.1 million. Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the Distribution Agreement, Maxim is entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. For the year ended December 31, 2024, the company sold 13,956 shares under the EDA for total gross proceeds of approximately $649,916, which includes a 3.0% fee to Maxim of $19,497. For the six months ended June 30, 2025, the Company has sold 11,191 shares under the EDA for total gross proceeds of approximately $259,800, which includes a 3.0% fee to Maxim of approximately $7,800.

On April 1, 2025, the Company entered into a new EDA, a sales agreement, with Maxim pursuant to which it may issue and sell up to an aggregate of $3,000,000 shares of the Company’s common stock from time to time through Maxim acting as agent. Under the terms of the sales agreement in no event will the Company, inter alia, issue or sell through the sales agreement such number or dollar amount of shares of common stock that would exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable).

The Company will pay Maxim in cash, upon each sale of the common stock pursuant to the sales agreement, a commission in an amount equal to 3.0% of the aggregate gross proceeds from each sale of common stock. Because there is no minimum offering amount required as a condition to this offering, the actual total public offering amount, commissions and proceeds to the Company, if any, are not determinable at this time. The Company has agreed, under certain circumstances, to reimburse a portion of Maxim’s expenses, including legal fees up to a maximum of $50,000, and $5,000 on a quarterly basis thereafter.

The shares under the sales agreement will only be offered after a prospectus related to such offering is filed with the SEC. If and when the shares are offered, they will be offered pursuant to a shelf registration statement on Form S-3 (File No. 333-286319), which was declared effective on July 3, 2025.

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

Under the terms of the purchase agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the purchase agreement are limited to a daily maximum of the lessor of: $500,000, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the purchase agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 99,750 shares for resale pursuant to the Atlas Agreements, consisting of 96,364 shares that can be sold by the Company to Atlas and 3,386 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective on May 1, 2024. In the fiscal year ended December 31, 2024, a total of 7,596 shares have been issued pursuant to the purchase agreement for a total of approximately $128,000 after clearing costs. In the six months ended June 30, 2025, a total of 30,829 shares have been issued pursuant to the purchase agreement for a total of approximately $398,000 after clearing costs. There were no shares issued subsequent to June 30, 2025.

Securities Purchase Agreements

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which, on June 3, 2024, the Company issued to the Purchaser, (i) in a registered direct offering, 56,410 shares of the Company’s common stock (the “Shares”), par value $0.001 per share (“common stock”) and (ii) in a concurrent private placement, the Company issued to the Purchaser Class A common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “A Warrants”) at an exercise price of $36.30 per share and Class B common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $36.30 per share. The A Warrants and B Warrants are not exercisable for six months after the issuance date and expire, respectively, 24 months and five years and six months after the issuance date. The Common Warrants and the shares of common stock issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2.5 million. For the six months ended June 30,2025, no Common Warrants were exercised, and all remain outstanding on June 30, 2025 related to this agreement.

On September 30, 2024, the Company entered into a Purchase Agreement with the Selling Stockholder as Purchaser, pursuant to which we issued to the Selling Stockholder, (i) in a registered direct offering, 46,530 shares of our common stock (“Shares”) and (ii) in the concurrent Private Placement, Class C and Class D Warrants, each to purchase an aggregate of up to 46,530 Shares (the “Common Warrant Shares”) each with an exercise price of $28.00. The Class C and Class D Warrants together, hereinafter the “Common Warrants”. The purchase price for Shares in the registered direct offering was $28.00 per Share.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2.5 million. For the six months ended June 30,2025, no Common Warrants were exercised, and all remain outstanding on June 30, 2025 related to this agreement.

Note 10: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to a post-split elimination of 13 options and warrants for the three months ended June 30, 2025 and stock options and warrants which amounted to 112,030 for the three months ended June 30, 2024; and 238,792 and 145,897 shares for the six months ended June 30, 2025 and 2024, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

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

The Company also had certain redeemable warrants in the Rights Offering with a cash settlement feature in the occurrence of a Fundamental Transaction. No Fundamental Transaction occurred. In March 2024, 205,000 of these warrants converted on a cashless basis and the remaining 5,830,028 expired.

The Company estimated the fair value of the June 2024 Warrants and October 2024 Warrants using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrants.

The Company utilized the following assumptions to estimate the fair value of the Class A Warrants:

June 30, 2024
Underlying price per share	$35.00
Exercise price per share	$36.30
Risk-free interest rate	4.42%
Expected holding period	5.5 years
Expected volatility	110%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class B Warrants:

June 30, 2024
Underlying price per share	$35.00
Exercise price per share	$36.30
Risk-free interest rate	4.82%
Expected holding period	2 years
Expected volatility	89%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class C Warrants:

October 1, 2024
Underlying price per share	$26.00
Exercise price per share	$28.00
Risk-free interest rate	3.6%
Expected holding period	2 years
Expected volatility	82%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class D Warrants:

October 1, 2024
Underlying price per share	$26.00
Exercise price per share	$28.00
Risk-free interest rate	3.5%
Expected holding period	5.5 years
Expected volatility	91%
Expected dividend yield	—

The significant assumptions using the Monte Carlo Simulation approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.

(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.

(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.

(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.

(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.

2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.

3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.

4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6	$6	$—	$—
Marketable securities	$359	$359	$—	$—

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$51	$51	$—	$—
Marketable securities	$2,276	$2,276	$—	$—

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

At June 30, 2025 and December 31, 2024, the balance of the right of use assets was $496,000 and $618,000, respectively, and the corresponding operating lease liability balance was $515,000 and $634,000, respectively. Right of use assets are recorded net of accumulated amortization of $507,000 and $428,000 as of June 30, 2025 and December 31, 2024, respectively.

AIM recognized rent expense associated with these leases are follows:

	(in thousands)
	June 30, 2025	June 30, 2024
Lease costs:
Operating lease costs	$151	$150
Short-term and variable lease costs	168	124

Total lease costs	$319	$274
Classification of lease costs
Research & development	$215	$227
General and administrative	104	47
Total lease costs	$319	$274

The Company’s leases have remaining lease terms between 6 and 29 months. As of June 30, 2025, the weighted-average remaining term was 28 months. At December 31, 2024, the weighted-average remaining term was 41 months. The Company’s weighted average incremental borrowing rate for its leases was 10% at June 30, 2025 and December 31, 2024.

Future minimum payments as of June 30, 2025, are as follows:

Year Ending December 31, (in thousands)

2025	$142
2026	254
2027	159
Less imputed interest	(40)
Total	$515

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

During the three months ended June 30, 2025, research and development expenses were comprised of: clinical studies ($733,000), manufacturing and engineering ($144,000), quality control ($232,000) and regulatory ($64,000).

During the three months ended June 30, 2024, research and development expenses were comprised of: clinical studies ($350,000), manufacturing and engineering ($330,000), quality control ($284,000) and regulatory ($180,000).

During the six months ended June 30, 2025, research and development expenses were comprised of: clinical studies ($1,327,000), manufacturing and engineering ($324,000), quality control ($462,000) and regulatory ($140,000).

During the six months ended June 30, 2024, research and development expenses were comprised of: clinical studies ($1,298,000), manufacturing and engineering ($576,000), quality control ($834,000) and regulatory ($389,000).

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the three and six months ended June 30, 2025.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the six months ended June 30, 2025 and 2024, the Company incurred approximately $205,000 and $607,000, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8,400,000. This estimate includes pass-through costs of approximately $1,000,000 and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

○	During the three months ended June 30, 2025, the Company incurred approximately $94,000 related to this agreement.

○	During the three months ended June 30, 2024, the Company incurred approximately $66,500 related to this agreement.

○	During the six months ended June 30, 2025, the Company incurred approximately $192,000 related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $153,700 related to this agreement.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6,400,000, which includes pass through costs of approximately $125,000, investigator costs estimated at about $4,400,000, and excludes certain other third-party costs and escalations. During 2023, the original work order increased to approximately $6,600,000 for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. This study was completed in 2023, although certain activities are still ongoing.

○	During the three months ended June 30, 2025, the Company did not incur any expenses related to this agreement.

○	During the three months ended June 30, 2024, the Company incurred approximately $59,000 related to this agreement.

○	During the six months ended June 30, 2025, the Company incurred approximately $8,100 related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $352,000 related to this agreement.

Jubilant HollisterStier

Jubilant HollisterStier (“Jubilant”) is AIM’s authorized CMO for Ampligen for the approval in Argentina. In 2017, the Company entered into an agreement with Jubilant pursuant to which Jubilant will manufacture batches of Ampligen® for the Company. Since the 2017 engagement of Jubilant, two lots of Ampligen consisting of more than 16,000 units were manufactured and released in the year 2018. The first lot was designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The second lot has been designated for these programs in addition to commercial distribution in Argentina for the treatment of CFS.  Jubilant manufactured additional two lots of Ampligen in December 2019 and January 2020. In December 2023, Jubilant manufactured an additional lot of Ampligen.

○	During the three months ended June 30, 2025, the Company did not incur any expense related to this agreement.

○	During the three months ended June 30, 2024, the Company incurred approximately $1,000 related to this agreement.

○	During the six months ended June 30, 2025, the Company did not incur any expense related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $1,000 related to this agreement.

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

○	During the three months ended June 30, 2025, the Company did not incur any expense related to this agreement.

○	During the three months ended June 30, 2024, the Company did not incur any expense related to this agreement.

○	During the six months ended June 30, 2025, the Company did not incur any expense related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $129,000 related to this agreement.

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

○	During the three months ended June 30, 2025, the Company did not incur any expense related to this agreement.

○	During the three months ended June 30, 2024, the Company incurred approximately $75,000 related to this agreement.

○	During the six months ended June 30, 2025, the Company did not incur any expense related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $79,000 related to this agreement.

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

○	During the three months ended June 30, 2025, the Company did not incur any expense related to this agreement.

○	During the three months ended June 30, 2024, the Company incurred approximately $90,000 related to this agreement.

○	During the six months ended June 30, 2025, the Company incurred approximately $15,000 related to this agreement.

○	During the six months ended June 30, 2024, the Company incurred approximately $180,000 related to this agreement.

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

○	During the three months ended June 30, 2025, the Company incurred approximately $3,500 of lab services from Alcami.

○	During the three months ended June 30, 2024, the Company incurred approximately $3,500 of lab services from Alcami.

○	During the six months ended June 30, 2025, the Company incurred approximately $10,400 of lab services from Alcami.

○	During the six months ended June 30, 2024, the Company incurred approximately $14,000 of lab services from Alcami.

Note 15: Subsequent Events

Company’s Amended and Restated 2018 Equity Incentive Plan

On July 1, 2025, the Company filed a Registration Statement registering additional shares of common stock under the Company’s Amended and Restated 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock. On July 1, 2025, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Plan increased by 15,283 shares.

Public Offering on a Registration Statement on Form S-1

On July 30, 2025, the Company closed a financing pursuant to a Registration Statement on Form S-1 (SEC File No. 333-284443) in which it raised $8,000,000 in gross proceeds. An aggregate of 2,000,000 shares of its common stock (or pre-funded warrants in lieu thereof), Class E warrants to purchase up to 2,000,000 shares of common stock, and Class F warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant). The warrants have an exercise price of $4.00 per share, and are exercisable immediately upon issuance. The Class E warrants will expire on the fifth anniversary of the original issuance date, and the Class F warrants will expire on the eighteen-month anniversary of the original issuance date. Maxim Group LLC acted as sole placement agent in connection with this offering.

Repayment of Streeterville Bridge Note

On August 1, 2025, the Company repaid the Streeterville Bridge Note early and took advantage of an early repayment discount. The Note was paid in full for $285,000.

Reduction in Outstanding Accounts Payable

On August 12, 2025, the Company reduced its outstanding accounts payable to one of its vendors by successfully effecting a reduction, which will alleviate negative working capital and increase Shareholders Equity.

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

We are prioritizing activities in an order related to the stage of development, with those clinical activities such as pancreatic cancer having priority over other experimentation. We intend that priority clinical work be conducted in trials authorized by the FDA or European Medicines Agency (“EMA”), which trials support a potential future NDA.

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

While developing a comprehensive response to the FDA and a plan for a confirmatory trial for the FDA NDA, we proceeded independently in Argentina and, in August 2016, we received approval of an NDA from ANMAT for commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. On June 10, 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. The next steps in the commercial launch of Ampligen included ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. We engaged GP Pharm, now named Filaxis Farmaceutica, to manage ANMAT engagement and marketing Ampligen post approval. ANMAT approval process requires testing and final approval, all of which are internally managed by ANMAT. Once final approval by ANMAT is obtained, Ampligen can be distributed in Argentina for the treatment of CFS.

CFS treatment requires patients to take more than 200 vials in the course of a year. Unfortunately for patients in Argentina, hyper-inflation and devaluation of the Argentine peso to the U.S. dollar has had an adverse impact and rendered the treatment costs for CFS prohibitive in the country. In addition, our partner Filaxis Farmacéutica (“Filaxis”) (formerly GP Pharm LATAM) has shifted its concentration from CFS to efforts in oncology. This is an area which fits well with our primary focus on pancreatic cancer, which we have determined offers the most effective path forward to successful regulatory approval for a financially viable market. We are in discussions with Filaxis and are exploring the potential approval of oncology indications in Argentina (in addition to obtaining final approval and commercialization for CFS).

The FDA authorized an open-label treatment protocol, AMP-511, allowing patient access to Ampligen for treatment in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this very serious and chronic condition. The data collected from the AMP-511 protocol through a consortium group of clinical sites provide safety information regarding the use of Ampligen in patients with CFS. The AMP-511 protocol is ongoing. In October 2020, we received IRB approval for the expansion of the AMP-511 protocol to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of June 30, 2025, there were 4 patients enrolled in this open-label expanded access treatment protocol (including one patient with Post-COVID Conditions). To date, there have been eight such Post-COVID patients treated in the study. AIM previously reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures and improvement in cognition.

In January 2025, we announced that the final Clinical Study results from AMP-518 had been posted to ClinicalTrials.gov. The results support our belief in Ampligen as a potential therapeutic for people with the moderate-to-severe Post-COVID condition of fatigue, and that this would be the likely subject population for any follow-up clinical trial.

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

We have received approval of our NDA from ANMAT for the commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product would be marketed by GP Pharm, now Filaxis, our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. Collaboration with GP Pharm, now Filaxis, continues for commercial launch of Ampligen in Argentina. To successfully bring this to market, several key steps are necessary, including building disease awareness, providing medical education, securing appropriate reimbursement, developing effective market strategies, and finalizing manufacturing preparations for launch. We started work with Filaxis (then GP Pharm) in 2016 to address these key issues.

The economic landscape in Argentina has changed dramatically since then, with the country experiencing significant hyper-inflation. As contracts in Argentina are U.S. dollar contracts, the parties must evaluate the impact of the devaluation on the relationship and the ability to go forward on a U.S.-dollar basis. The combination of the cost and frequency of treatments has rendered CFS treatments in Argentina cost prohibitive, at least for the time being. We will therefore focus our efforts with Filaxis on an approval in Argentina for pancreatic cancer.

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021, 2022, 2023, 2024 and 2025. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of June 30, 2025, there were 4 patients enrolled in this open-label expanded access treatment protocol. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

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

In June 2018, Ampligen was cited as outperforming two other TLR3 agonists — poly IC and natural double stranded RNA — in creating an enhanced tumor microenvironment for checkpoint blockade therapy in the journal of Cancer Research. In a head-to-head study in explant culture models, Ampligen activated the TLR3 pathway and promoted an accumulation of killer T cells but, unlike the other two TLR3 agonists, it did so without causing regulatory T cell (Treg) attraction. These findings were considered important because they indicate that Ampligen selectively reprograms the tumor microenvironment by inducing the beneficial aspects of tumor inflammation (attracting killer T cells), without amplifying immune-suppressive elements such as regulatory T cells. The study was conducted at the University of Pittsburgh and Roswell Park as a part of the NIH-funded P01 CA132714 and Ovarian Cancer Specialized Program of Research Excellence (“SPORE”).

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

Pancreatic Cancer Trial

●	The DURIPANC Study is a Phase 1b/2 clinical trial combining Ampligen with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi® (durvalumab) for the treatment of late-stage pancreatic cancer. The primary objective of the Phase 1b portion was to determine the safety of combination treatment. Investigators at Erasmus Medical Center (“Erasmus MC”) in the Netherlands have completed the safety evaluation of subjects enrolled in the first dose level of the dose escalation design, finding the combination therapy to be generally well-tolerated with no severe treatment-related adverse events or dose-limiting toxicities. In February 2025, we announced that the Erasmus MC Safety Committee had approved the clinical trial to move forward with Phase 2. In July 2025, we announced a positive mid-year safety and efficacy update that included treatment of 14 subjects. There has been no significant toxicity reported. Three of the 14 subjects (~21%) have progression free survival (PFS) >6 months with an additional 3 subjects (21%) not yet progressed. Overall survival (OS) of >6 months in majority of eligible subjects (64%). Up to 25 patients are expected to be enrolled in the Phase 2 portion of DURIPANC. Enrollment and dosing is ongoing in Phase 2.

●	The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen in combination with standard of care (SOC) versus SOC alone following first-line therapy, such as FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In March 2022, the FDA granted clearance to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. The authorization to proceed with the Phase 2 pancreatic cancer clinical trial has been received with potential sites in the Netherlands at Erasmus MC, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC). We sought FDA guidance on the expansion of inclusion criteria and treatment arms, then subsequently amended the study protocol. We recently made a business decision to place screening/enrollment on hold and suspend the study. (https://clinicaltrials.gov/ct2/show/NCT05494697).

Advanced Recurrent Ovarian Cancer

●	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study has been terminated due to lack of funding. https://clinicaltrials.gov/ct2/show/NCT02432378

●	A Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. In April 2024, researchers released topline data that saw an Objective Response Rate (“ORR”) of 45% in platinum-sensitive subjects with recurrent ovarian cancer. ORR includes complete response (“CR”) and partial response (“PR”) to treatment. There was a total Clinical Benefit Rate (“CBR”) of 55% when including patients who experienced stable disease (“SD”). Researchers also reported a median Progression-Free Survival (“PFS”) of 7.8 months. In July 2024, results posted online (Study Results | Systemic Immune Checkpoint Blockade and Intraperitoneal Chemo-Immunotherapy in Recurrent Ovarian Cancer | ClinicalTrials.gov) indicated 24 patients treated in the study saw an ORR of 50% and no patients had a dose-limiting toxicity reported. Based on these results and other research suggesting a similar effect in other solid tumor types, AIM sees an Ampligen combination therapy as having potential across multiple types of cancers. Additional clinical studies are underway and planned in many of these types of tumors to further confirm these effects.” https://clinicaltrials.gov/ct2/show/NCT03734692.

We hold multiple patents related to the use of Ampligen in the treatment of cancer. In March 2021, we were granted a patent by the Netherlands Patent Office with granted patent claims that include, but are not limited to, the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors (e.g. pembrolizumab, nivolumab). In November 2023, we received a new patent involving the administration of a unique combination of two compounds to patients suffering from pancreatic cancer, renal cell carcinoma, colorectal cancer and/or melanoma. The first compound is an anti-PD-L1 antibody and the second compound is Ampligen; The combination of these compounds is designed to work synergistically to enhance the effectiveness of the treatment. Additionally, in June 2025 we received a patent covering methods involving the manufacture of a range of therapeutic double-stranded RNA (dsRNA) products, of which Ampligen is included. Combined with our multiple compositions and methods patents involving Ampligen, this manufacturing patent, along with our other issued patents, further secures our control over the synthesis and use of the first-in-class drug, and provides patent protection for manufacturing until 2041.

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

Refractory Melanoma — Roswell Park Comprehensive Cancer Center (“Roswell Park”), in a clinical trial fully funded by the National Cancer Institute (NCI), has commenced patient enrollment in its Phase 2 study in subjects with primary PD-1/PD-L1 resistant melanoma. The Phase 2 study will evaluate type-1 polarized dendritic cell (αDC1) vaccine in combination with tumor-selective chemokine modulation (“CKM”) comprised of Interferon alpha 2b, Ampligen (rintatolimod) and Celecoxib. Up to 24 patients are to be enrolled. The study was temporarily suspended due to the Merck discontinuation of Intron-A production but has since resumed recruitment. In June 2025, the study was terminated with 1 patient enrolled,  funding completed. (See: https://www.clinicaltrials.gov/show/NCT04093323).

Metastatic or Unresectable Triple Negative Breast Cancer – This phase 1/2a trial tests the safety, side effects, and best dose of chemokine modulation therapy (CKM) (rintatolimod, celecoxib, and interferon alpha 2b) in combination with pembrolizumab for the treatment of patients with triple negative breast cancer that has spread from where it first started (primary site) to other places in the body (metastatic) or that cannot be removed by surgery (unresectable). In June 2025, the study was terminated with 5 patients enrolled, funding ended. (See: https://clinicaltrials.gov/study/NCT05756166).

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

MANUFACTURING

ANMAT in Argentina approved Ampligen for commercial distribution for the treatment of CFS in 2016. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are currently collaborating with GP Pharm, now Filaxis, on the commercial launch of Ampligen  in Argentina (See “Our Products; Ampligen” above).

Following our approval in Argentina, in 2017 we engaged Jubilant HollisterStier (“Jubilant”) to be our authorized CMO for Ampligen. Two lots of Ampligen consisting of more than 16,000 units were manufactured and released in 2018; these lots have been designated for human use in the United States in the cost recovery CFS program and for expanded oncology clinical trials. The production of additional polymer (Ampligen intermediates) took place in 2019 at our New Brunswick facility. Additionally, Jubilant manufactured three more lots of Ampligen in December 2019, January 2020 and December 2023. In addition, we have supplied GP Pharm, now Filaxis, with the Ampligen required for testing and ANMAT release under the agreement that GP Pharm, now Filaxis, would be the eventual distributor in Argentina.

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

As Filaxis has now turned its focus to oncology, we are exploring the potential for the use of Ampligen in Argentina for the treatment of pancreatic cancer as either a monotherapy or in combination with immunotherapies.

MARKETING/DISTRIBUTION

In May 2016, we entered into a five-year, exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm, now Filaxis. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries. They have since decided to discontinue this effort with Alferon but we continue to search for other partners in Argentina to continue this project. The contract was extended in May 2021 with an end date of May 24, 2024. While we are in discussions with Filaxis to extend the agreement, we are also open to the possibility of looking for a new partner.  In August 2021, ANMAT granted a five-year extension to a previous approval to sell and distribute Ampligen to treat severe CFS in Argentina. This extends the approval until 2026.

In May 2016, we entered into a five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands-based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to ME/CFS. Pursuant to the agreement, myTomorrows, as our exclusive service provider and distributor in the Territory, is performing EAP activities. These activities will be directed to (a) the education of physicians and patients regarding the possibility of early access to innovative medical treatments not yet the subject of a Marketing Authorization (regulatory approval) through named-patient use, compassionate use, expanded access and hospital exemption, (b) patient and physician outreach related to a patient-physician platform, (c) the securing of Early Access Approvals (exemptions and/or waivers required by regulatory authorities for medical treatments prior to Marketing Authorization) for the use of such treatments, (d) the distribution and sale of such treatments pursuant to such Early Access Approvals, (e) pharmacovigilance (drug safety) activities and/or (f) the collection of data such as patient-reported outcomes, doctor-reported experiences and registry data. We are supporting these efforts and have supplied Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales (as defined in the Impatients Agreement) of Ampligen sold in the Territory where Marketing Authorization was obtained. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. We believe that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between five and fifteen years from the First Commercial Sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen in the Territory. The agreement was automatically extended for a period of 12 months on May 20, 2021; has been automatically extended for 12 months on each subsequent May 20; and will continue to be automatically extended for periods of 12 months every May 20 until terminated or the terms of the agreement are met.

In January 2017, ANMAT granted a five-year extension to a previous approval to sell and distribute Alferon N Injection (under the brand name “Naturaferon”) in Argentina. This extended the approval until 2022. A request to extend the approval beyond 2022 has been filed and is still under review. In February 2013, we received ANMAT approval for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon. GP Pharm now renamed Filaxis has decided not to move forward with this project and has sent us a notice of termination for this project. However, as there are numerous companies in Argentina now providing patients treatment with recombinant interferon, we believe these companies and their patients would benefit greatly from having the opportunity to treat those refractory patients with Naturaferon. We are continuing to seek out potential partners to move this project forward in the near future.

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

Each participant immediately vests in his or her deferred salary contributions as well as the Company’s safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021; however, was discontinued effective June 1, 2025. For the six months ending June 30, 2025 we made approximately $57,000 in contributions, and for the year ending December 31, 2024 approximately $167,000 in contributions were made.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2025 versus three months ended June 30, 2024

Net Loss

Our net loss was approximately $2,794,000 and $1,836,000 for the three months ended June 30, 2025, and 2024, respectively, representing a increase in loss of approximately $958,000 or 52%. This increase in loss was primarily due to the following:

●	a decrease in interest and other income of $2,570,000; and
●	an increase in research and development expenses of $29,000; and
●	a decrease in revenue of $25,000; offset by
●	a decrease in general and administrative expenses of $1,104,000; and
●	a decrease in warrant valuation loss of $458,000; and
●	a decrease in loss on investments of $76,000; and
●	a decrease in interest expense of $30,000

Net loss per share was $(3.68) and $(3.00) for the three months ended June 30, 2025, and 2024, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2025, was 759,289 as compared to 528,374 as of June 30, 2024.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $25,000 and $50,000 for the three months ended June 30, 2025, and 2024, respectively, representing a decrease of $25,000 which is primarily related to the fluctuation of patient participation.

For the three months ended June 30, 2025 and 2024, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Loss on Investments, net

The loss on investments for the three months ended June 30, 2025, and 2024 was approximately ($9,000) and ($85,000), respectively, reflecting a decrease in the loss on investments of approximately $76,000. The decrease in loss was due to the change in the fair value of equity investments.

Production Costs

Production costs were approximately $10,000 and $8,000, respectively, for the three months ended June 30, 2025, and 2024, representing an increase of $2,000 in production costs in the current period.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the three months ended June 30, 2025, were approximately $1,174,000, as compared to $1,145,000 for the same period a year ago, reflecting an increase of approximately $29,000. The primary reason for the increase in R&D costs was an increase in patent and trademark expense of $274,000, and an increase in consulting expenses of $87,000, offset by a decrease in salaries of $238,000, and outside contractors of $74,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended June 30, 2025, and 2024, were approximately $1,487,000 and $2,591,000, respectively, reflecting a decrease of approximately $1,104,000. The decrease in G&A expenses during the current period was due primarily to a decrease in professional fees of $599,000, a decrease in salaries of $238,000, a decrease in fees paid to investment bankers of $234,000, a decrease in stock compensation of $80,000, a decrease in office supplies and expenses of $24,000, a decrease in travel expenses of $21,000, and a decrease in taxes and licenses of $17,000. offset by an increase in stock market fees of $105,000.

Interest Expenses

Interest expenses for the three months ended June 30, 2025 and 2024 were approximately $149,000 and $179,000, respectively, reflecting a decrease of approximately $30,000. The increase in interest expense in the current period was due to the interest expense incurred related to the Note Purchase Agreement entered into on February 16, 2024 with Streeterville.

Six Months ended June 30, 2025 versus Six Months ended June 30, 2024

Net Loss

Our net loss was approximately $6,499,000 and $7,653,000 for the six months ended June 30, 2025, and 2024, respectively, representing a decrease in loss of approximately $1,154,000 or 15%. This decrease in loss was primarily due to the following:

●	a decrease in general and administrative expenses of $2,374,000; and
●	a decrease in research and development expenses of $842,000; and
●	a decrease in warrant valuation loss of $458,000; and
●	a decrease in losses on investments of $195,000; offset by
●	a decrease in interest and other income of $2,640,000; and
●	a decrease in revenues of $49,000

Net loss per share was $ (8.88) and $(15.00) for the six months ended June 30, 2025, and 2024, respectively. The weighted average number of shares of our common stock outstanding as of June 30, 2025, was 731,650 as compared to 511,619 as of June 30, 2024.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $41,000 and $90,000 for the six months ended June 30, 2025, and 2024, respectively, representing a decrease of $49,000 which is primarily related to the fluctuation of patient participation.

For the six months ended June 30, 2025 and 2024, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Gain (loss) on Investments, net

Gain (loss) on investments for the six months ended June 30, 2025, and 2024 was approximately $18,000 and $(177,000), respectively, reflecting an increase in the gain on investments of approximately $195,000. The increase in gain was due to the change in the fair value of equity investments.

Production Costs

Production costs were approximately $20,000 and $16,000, respectively, for the six months ended June 30, 2025, and 2024, representing an increase of $4,000 in production costs in the current period.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the six months ended June 30, 2025, were approximately $2,254,000, as compared to $3,096,000 for the same period a year ago, reflecting a decrease of approximately $842,000. The primary reason for the decrease in R&D costs was a decrease in clinical expenses of $626,000, a decrease in salaries of $426,000, a decrease in outside contractors of $276,000, a decrease in office supplies and expenses of $39,000, a decrease in Ampligen manufacturing of $34,000, and a decrease in consulting expenses of $30,000, offset by an increase in patent and trademark expenses of $605,000, and an increase in rent expense of $35,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the six months ended June 30, 2025, and 2024, were approximately $4,032,000 and $6,406,000, respectively, reflecting a decrease of approximately $2,374,000. The decrease in G&A expenses for the six months ended June 30, 2025 was due primarily to a decrease in professional fees of approximately $1,708,000, a decrease in salaries of $377,000, a decrease in fees paid to investment bankers of $364,000, and a decrease in stock compensation expenses of $160,000, offset by an increase in stock market expenses of $189,000, and an increase in public relations expenses of $81,000.

Interest Expenses

Interest expenses for the six months ended June 30, 2025 was approximately $273,000 and $251,000 for the six months ended June 30, 2024. The increase in interest expense for the six months ended June 30, 2025 was due to the interest expense incurred related to the Note Purchase Agreement entered into on February 16, 2024 with Streeterville.

Liquidity and Capital Resources

Cash used in operating activities for the six months ended June 30, 2025, was approximately $3,892,000 compared to approximately $7,823,000 for the same period in 2024, a decrease of $3,931,000. The primary reasons for this decrease in cash used in operations in 2025 was a decreased in net loss of $1,154,000, an increase in other assets of $1,127,000, an increase in accounts payable of $1,902,000, an increase in accrued expenses of $1,154,000, offset by a decrease in funds receivable from New Jersey net operating loss of $1,181,000.

Cash provided by investing activities for the six months ended June 30, 2025 was approximately $1,652,000 compared to cash used of approximately $668,000 for the same period in 2024, an increase of $984,000. The primary reason for the change during the current period is the increase in sale and purchase of marketable investments of $921,000.

Cash provided by financing activities for the six months ended June 30, 2025, was approximately $1,015,000 compared to approximately $5,270,000 for the same period in 2024, representing a decrease of $4,255,000. The primary reason for this decrease was the decrease of net proceeds of $2,117,000 from the notes payable, and a decrease of proceeds from issuance of warrants of $2,047,000 net of issuance cost, offset by a decrease of $91,000 in the sale of shares in the current period.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. As of June 30, 2025, we had approximately $835,000 in cash, cash equivalents and marketable investments, inclusive of approximately $359,000 in marketable investments, representing a decrease of approximately $3,142,000 from December 31, 2024.

In addition, we have incurred losses from operations as of June 30, 2025, and have a working capital deficit. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements. See Note 1 to our Unaudited Condensed Consolidated Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. On June 30, 2025, our current liabilities exceeded our current assets by $9,368,000 which raised doubt about our ability to continue as a going concern. Additionally, at June 30, 2025, our stockholders’ equity was below the minimum requirements for continued listing on the NYSE American. See “Potential Delisting from the NYSE American” below.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. We have suffered losses from operations and net cash used on operating activities for the year ended December 31, 2024 and for the period ended June 30, 2025, and have a working capital deficit as of December 31, 2024 and as of June 30, 2025. Additionally, our stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“NYSE American”). These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Management evaluated the conditions, and the significance of these conditions related to our ability to meet our obligations. If we are unable to implement sufficient mitigation efforts, we may need to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.

On September 6, 2024, an amendment to an agreement dated April 7, 2022, was executed by us and Amarex clarifying and changing the nature of the remaining execution fee of $725,437. The amendment allowed that the remainder would not be exclusive to the agreement dated on April 7, 2022, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash. Due to the changes brought about by the amendment, the nature of the payment changed to deposit status. At June 30, 2025, we had an outstanding deposit of $265,000 which may be used to offset future clinical research expenditures. This deposit is listed as a non-current asset on the balance sheet but could provide working capital if the timing of expenditures are realized within the next 12 months.

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

Potential Delisting from the NYSE American.

On December 11, 2024, we received an official notice of noncompliance with the NYSE American’s continued listing requirements. This includes the need for us to have stockholders’ equity of $6.0 million or more, given we have had 5 years of operating losses. As required, we submitted a plan (the “Plan”) to the NYSE American illustrating our plan to regain compliance by June 11, 2026. The Plan includes a number of capital formation initiatives. The NYSE American accepted our Plan on February 26, 2025. However, if we are not able to regain compliance by June 11, 2026, our common stock may be suspended and subject to delisting from the NYSE American. As of June 30, 2025, our stockholders’ deficit was ($6.5) million. We must increase our stockholders’ equity to be at least $6 million to regain compliance with this rule. If we are unable to raise sufficient capital as set forth in the Plan or by other means, we may be unable to regain compliance with the NYSE American’s listing standards and our securities could be subject to delisting. In the event that the price of our common stock drops to $0.10 per share, our common stock will automatically be suspended and subject to delisting from the NYSE American. The price of our common stock dropped below $0.10 and on April 4, 2025, and we received a delisting letter from the NYSE American and trading in our common stock on the NYSE American was suspended. We sought a review of the delisting and were granted a hearing to be held on June 5, 2025. Since the suspension our common stock trades on the Pink Open Market under the symbol “AIMI”.

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

In June 2025, the Company effected a 100-to-1 reverse stock split of the outstanding shares, in order to become compliant with the NYSE regulations. This did not affect the number of authorized shares. On June 11, 2025, we were notified by the NYSE American that we had regained compliance with Section 1003(f)(v) of the NYSE American Company Guide (low selling price) and that trading on our Common Stock was reinstated on the NYSE American on June 17, 2025 under the ticker symbol “AIM”.

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

Subsequent to June 30, 2025, we closed a financing pursuant to a Registration Statement on Form S-1 (SEC File No. 333-284443) on July 30, 2025 in which we raised $8,000,000 in gross proceeds.

Possible Sources of Funding.

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

The shares under the sales agreement will only be offered after a prospectus related to such offering is filed with the SEC. If and when the shares are offered, they will be offered pursuant to a shelf registration statement on Form S-3 (File No. 333-286319), which was declared effective on July 3, 2025.

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

As consideration for Atlas’s irrevocable commitment to purchase shares upon the terms of and subject to satisfaction of the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we agreed to pay Atlas an initial commitment fee in shares equal to 1.0% of the Commitment Amount. The initial commitment fee was paid upon execution of the Purchase Agreement through the issuance of 3,386 shares of common stock.

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

As of December 31, 2024, a total of 7,596 shares have been issued pursuant to the purchase agreement for a total of approximately $128,000 after clearing costs. As of June 30, 2025, a total of 30,829 shares have been issued pursuant to the purchase agreement for a total of approximately $398,000 after clearing costs. There were no shares issued subsequent to June 30, 2025.

Securities Purchase Agreement

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which, on June 3, 2024, the Company issued to the Purchaser, (i) in a registered direct offering, 56,410 shares of the Company’s common stock (the “Shares”), par value $0.001 per share (“common stock”) and (ii) in a concurrent private placement, the Company issued to the Purchaser Class A common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “A Warrants”) at an exercise price of $36.30 per share and Class B common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $36.30 per share. The A Warrants and B Warrants are not exercisable for six months after the issuance date and expire, respectively, 24 months and five years and six months after the issuance date. The Common Warrants and the shares of common stock issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2.5 million. For the three months ended June 30, 2025, no Common Warrants were exercised, and all remain outstanding on June 30, 2025 related to this agreement.

On September 30, 2024, the Company entered into a Purchase Agreement with the Selling Stockholder as Purchaser, pursuant to which we issued to the Selling Stockholder, (i) in a registered direct offering, 46,530 shares of our common stock (“Shares”) and (ii) in the concurrent Private Placement, Class C and Class D Warrants, each to purchase an aggregate of up to 46,530 Shares (the “Common Warrant Shares”) each with an exercise price of $28.00. The Class C and Class D Warrants together, hereinafter the “Common Warrants”. The purchase price for Shares in the registered direct offering was $28.00 per Share.

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

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of June 30, 2025, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2025, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Please see Part 1; Item 3 “Legal Proceeding” in our annual report in Form 10K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

In addition, on July 28, 2025 the Superior Court of Pennsylvania affirmed the September 10, 2024 Order of the Philadelphia Court of Common Pleas dismissing our complaint against BioLife Plasma Services, L.P.   Judgement was entered dismissing the case. The parties have 14 days to seek En Banc Review or further Appeal to the Pennsylvania Supreme Court or to take other action in the Common Pleas Court, including reinstatement of BioLife’s counterclaim for $96,000.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

(i)	Exhibits - See exhibit index below.

(ii)

Exhibit No.	Description

10.1	Agreement between Company and Messrs. Equels and Rodino dated April 1, 2025.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Definition Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: August 14, 2025

