Form 10-Q
period 2025-09-30
AIM ImmunoTech Inc.
filed 2025-11-17
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

2,853,114 shares of common stock were outstanding, and no shares of series B preferred stock were outstanding as of November 14, 2025.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited September 30, 2025 and Audited December 31, 2024)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,347	$1,701
Marketable securities	62	2,276
Prepaid expenses and other current assets	166	199
Total current assets	2,575	4,176
Property and equipment, net	80	108
Right of use asset, net	436	618
Patent and trademark rights, net	2,041	2,594
Other assets	362	1,112
Total assets	$5,494	$8,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,252	$6,383
Accrued expenses	679	606
Current portion of operating lease liability	232	239
Current portion of note payable, net	1,880	2,307
Total current liabilities	4,043	9,535
Long-term liabilities:
Operating lease liability	226	395
Warrant liability	7,302	—
Total liabilities	11,571	9,930
Commitments and contingencies (Note 10 and 11)

Stockholders’ deficit:
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of September 30, 2025, and December 31, 2024, respectively; issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; as of September 30, 2025, and December 31, 2024, respectively; issued and outstanding – none	—	—
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 2,764,188 and 655,263 as of September 30, 2025 and December 31, 2024, respectively	3	1
Additional paid-in capital	430,531	425,505
Accumulated deficit	(436,611)	(426,828)
Total stockholders’ equity	(6,077)	(1,322)
Total liabilities and stockholders’ equity	$5,494	$8,608

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Clinical treatment programs - US	$26	$35	$67	$125
Total Revenues	26	35	67	125
Costs and Expenses:
Production costs	68	8	88	24
Research and development	607	1,437	2,861	4,533
General and administrative	1,798	3,079	5,830	9,485
Total Costs and Expenses	2,473	4,524	8,779	14,042
Operating loss	(2,447)	(4,489)	(8,712)	(13,917)
Gain (loss) on investments	(1)	273	17	96
Interest and other income	3,052	718	3,073	3,379
Interest expense and other finance costs	(148)	(202)	(421)	(453)
Issuance Cost	(433)	—	(433)	—
Loss on issuance of warrants	(3,977)	—	(3,977)	(458)
Change in fair value of warrants	670	—	670	—

Net Loss	$(3,284)	$(3,700)	$(9,783)	$(11,353)
Basic and diluted loss per share	$(1.57)	$(6.00)	$(8.18)	$(21.00)
Weighted average shares outstanding basic and diluted	2,093,446	576,770	1,195,439	533,514

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(in thousands except share data)

(Unaudited)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2024	$—	655,263	$1	$425,505	$—	$(426,828)	$(1,322)
Common stock issuance, net of costs	—	42,854	—	660	—	—	660
Equity-based compensation	—	4,242	—	60	—	—	60
Debt repayment	—	20,541	—	450	—	—	450
Net comprehensive loss	—	—	—	—	—	(3,705)	(3,705)
Balance March 31, 2025	$—	722,900	$1	$426,675	$—	$(430,533)	$(3,857)
Common stock issuance, net of costs	—	41,339	—	105	—	—	105
Adjustment for fractional shares	—	(51)	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—	(2,794)	(2,794)
Balance June 30, 2025	$—	764,188	$1	$426,780	$—	$(433,327)	$(6,546)
Common stock and warrant issuance, net of costs	—	2,000,000	2	3,751	—	—	3,753
Net comprehensive loss	—	—	—	—	—	(3,284)	(3,284)
Balance September 30, 2025	$—	2,764,188	$3	$430,531	$—	$(436,611)	$(6,077)

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2023	$689	491,025	$1	$419,052	$—	$(409,508)	$10,234
Common stock issuance, net of costs	—	8,076	—	329	—	—	329
Cashless exercise of warrants	—	32	—	—	—	—	—
Equity-based compensation	—	—	—	80	—	—	80
Committed shares	—	3,386	—	—	—	—	—
Net comprehensive loss	—	—	—	—	—	(5,817)	(5,817)
Balance March 31, 2024	$689	502,519	$1	$419,461	$—	$(415,325)	$4,826
Common stock issuance, net of costs	—	68,847	—	532	—	—	532
Issuance of warrants	—	—	—	2,500	—	—	2,500
Equity-based compensation	—	—	—	80	—	—	80
Series B preferred shares converted to common shares	(689)	—	—	689	—	—	—
Net Comprehensive loss	—	—	—	—	—	(1,836)	(1,836)
Balance June 30, 2024	$—	571,366	$1	$423,262	$—	$(417,161)	$6,102
Common stock issuance, net of costs	—	6,534	—	180	—	—	180
Equity-based compensation	—	8,785	—	330	—	—	330
Net Comprehensive loss	—	—	—	—	—	(3,700)	(3,700)
Balance September 30, 2024	$—	586,685	$1	$423,772	$—	$(420,861)	$2,912

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(in thousands)

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(9,783)	$(11,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	28	28
Abandonment and expiration of patents and trademark rights	697	46
Amortization of patent, trademark rights	139	154
Non-cash lease expense	140	226
Equity-based compensation	60	490
Gain on sale of marketable securities	(17)	(95)
Amortization of financial obligation	252	232
Gain on fair value of warrants	(670)	—
Loss on issuance of warrants	3,977	458
Non-cash gain on settlement of liability	(3,041)
Change in assets and liabilities:
Funds receivable from New Jersey net operating loss	—	1,181
Prepaid expenses and other current assets	33	(63)
Lease liability	(134)	(231)
Other assets	750	(1,028)
Accounts payable	(1,656)	(179)
Accrued expenses	254	(799)
Net cash used in operating activities	(8,971)	(10,933)
Cash flows from investing activities:
Proceeds from sale of marketable securities	2,322	1,597
Purchase of marketable securities	(91)	(158)
Purchase of property and equipment	—	(18)
(Purchase) abandonment of patent and trademark rights	(283)	(419)
Net cash provided by investing activities	1,948	1,002
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	7,314	—
Proceeds from sale of stock, net of issuance costs	367	860
Proceeds from note payable, net of issuance costs	250	2,500
Repayment of debt with cash	(660)	—
Proceeds from equity line of credit	398	2,047
Net cash provided by financing activities	7,669	5,407
Net increase (decrease) in cash and cash equivalents	646	(4,524)
Cash and cash equivalents at beginning of period	1,701	5,439
Cash and cash equivalents at end of period	$2,347	$915
Supplemental disclosures of non-cash investing and financing cash flow information:
Operating lease-Right of Use Assets	$(42)	$(3)
Unrealized gain on marketable securities	$73	$373
Repayment of debt obligation with shares	$450	$175

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2024, and 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 27, 2025.

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

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet its obligations as they become due. The Company incurred losses from operations and net cash used on operating activities for the year ended December 31, 2024 and for the nine months ended September 30, 2025, and has a working capital deficit as of December 31, 2024 and as of September 30, 2025. Additionally, its stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“the Exchange”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements. Management evaluated the conditions and the significance in relation to the Company’s ability to meet its obligations and noted that all outstanding debt is current as of September 30, 2025. If the Company is unable to implement sufficient mitigation efforts, it may need to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

During the third quarter of 2025, an agreement was reached with a vendor surrounding legal fees. The agreement provided that $3,041,000 of previously billed fees would be forgiven in exchange for payments totaling $1,875,000. The reduction was included as “other income” and accounts payable was reduced.

On December 11, 2024, the Company received an official notice of noncompliance with the Exchange’s continued listing requirements. This includes the need for the Company to have stockholders’ equity of $6,000,000 or more. The Exchange’s review showed that the Company was not in compliance with that requirement. As required, the Company submitted a plan (the “Plan”) to the Exchange illustrating how it can regain compliance by June 11, 2026. The Exchange accepted the Plan on February 26, 2025. If the Company is not able to regain compliance by June 11, 2026, its common stock may be delisted from the Exchange. As of September 30, 2025, its stockholders’ deficit was approximately ($6,077,000). It must increase its stockholders’ equity to be at least $6,000,000 to regain compliance with this rule. If it is not able to raise sufficient capital as set forth in the Plan or by other means, it may be unable to regain compliance with the Exchange’s listing standards and its securities could be subject to delisting. In addition, in the event that the price of the common stock drops to $0.10 per share, trading in the common stock will automatically be suspended and the common stock would be subject to delisting. The price dropped below $0.10 and on April 4, 2025, the Company received a delisting letter from the Exchange and trading in its common stock on the Exchange was suspended.

On April 30, 2025, the Company held a special meeting of stockholders and authorized the Company’s Board of Directors to effect a reverse split at its discretion on a basis of up to one for 100 outstanding shares of Common Stock. On May 29, 2025, the Board authorized the Reverse Split and on June 10, 2025, the Company filed an amendment to its Articles of Incorporation effecting a reverse split of its outstanding shares of Common Stock on a one for 100 basis (the “Reverse Split”). Stockholders were given cash in lieu of any fractional shares on a post-split basis.

On June 11, 2025, the Company was notified by the Exchange that the Company had regained compliance with Section 1003(f)(v) of the Exchange’s Company Guide (low selling price) and that trading in the Company’s Common Stock was reinstated on the Exchange on June 17, 2025

Note 2: Recent Accounting Pronouncements

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

Note 3: Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. At various times throughout the nine months ended September 30, 2025, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Note 4: Marketable Securities

Marketable securities consist of mutual funds. At September 30, 2025 and December 31, 2024, it was determined that none of the marketable securities had an other-than-temporary impairment. At September 30, 2025, and December 31, 2024, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 5: Fair Value). At September 30, 2025, and December 31, 2024, the Company held $62,000 and $2,276,000 respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of $62,000 at September 30, 2025. The net losses recognized for the three-month period ended September 30, 2025 on equity securities was ($1,000). The net gains recognized for the three-month period ended September 30, 2025 on equity securities sold during the period were $11,000. The unrealized losses recognized for the three-month period ended September 30, 2025 on equity securities still held was ($12,000). The net gain recognized for the nine-month period ended September 30, 2025, on equity securities was $17,000. The net losses recognized for the nine-month period ended September 30, 2025, on equity securities sold during the period were ($56,000). The unrealized gains recognized for the nine-month period ended September 30, 2025, on equity securities still held was $73,000.

Mutual Funds classified as available for sale consisted of $2,276,000 at December 31, 2024. The net gain recognized for the three-month period ended September 30, 2024 on equity securities was $273,000. The net losses recognized for the three-month period ended September 30, 2024 on equity securities sold during the period were ($59,000). The unrealized gains recognized for the three-month period ended September 30, 2024 on equity securities still held was $332,000. The net gain recognized for the nine-month period ended September 30, 2024 on equity securities was $95,000. The net losses recognized for the nine-month period ended September 30, 2024 on equity securities sold during the period were ($277,000). The unrealized gains recognized for the nine-month period ended September 30, 2024 on equity securities still held was $373,000.

Note 5: Fair Value Measurements

Fair Value

The Company complies with the provisions of FASB ASC 820 “Fair Value Measurements” for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.

The fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items and are considered a Level 1 instrument of the fair value measurements standard. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the Class A and Class B warrants (“June 2024 Warrants”) related to the Company’s June 2024 common stock and warrant issuance, are calculated using a Black-Scholes model. The fair value of the Class C and Class D warrants (“October 2024 Warrants”) related to the Company’s October 2024 common stock and warrant issuance, are calculated using a Black-Scholes model. The fair value of the Class E and Class F warrants (“August 2025 Warrants”) related to the Company’s August 2025 common stock and warrant issuance, are calculated using a Black-Scholes model.

The Company also had certain redeemable warrants in the Rights Offering with a cash settlement feature in the occurrence of a Fundamental Transaction. No Fundamental Transaction occurred. In March 2024, 2,050 of these warrants converted on a cashless basis and the remaining 58,300 expired.

The Company estimated the fair value of the June 2024 Warrants, October 2024 Warrants and August 2025 Warrants using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrants.

The Company utilized the following assumptions to estimate the fair value of the Class A Warrants:

June 30,
2024
Underlying price per share	$35.00
Exercise price per share	$36.30
Risk-free interest rate	4.42%
Expected holding period	5.5 years
Expected volatility	110%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class B Warrants:

June 30,
2024
Underlying price per share	$35.00
Exercise price per share	$36.30
Risk-free interest rate	4.82%
Expected holding period	2 years
Expected volatility	89%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class C Warrants:

October1,
2024
Underlying price per share	$26.00
Exercise price per share	$28.00
Risk-free interest rate	3.6%
Expected holding period	2 years
Expected volatility	82%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class D Warrants:

October 1,
2024
Underlying price per share	$26.00
Exercise price per share	$28.00
Risk-free interest rate	3.5%
Expected holding period	5.5 years
Expected volatility	91%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class E Warrants:

	July 30,	September 30,
	2025	2025
Underlying price per share	$3.05	$2.74
Exercise price per share	$4.00	$4.00
Risk-free interest rate	4.0%	3.7%
Expected holding period	5 years	4.83 years
Expected volatility	101%	108%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the Class F Warrants:

	July 30,	September 30,
	2025	2025
Underlying price per share	$3.05	$2.74
Exercise price per share	$4.00	$4.00
Risk-free interest rate	4.0%	3.7%
Expected holding period	1.51 years	1.34 years
Expected volatility	142%	162%
Expected dividend yield	—	—

The significant assumptions using the Black-Scholes model approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. AIM categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2024, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Black-Scholes model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,764	$1,764	$—	$—
Marketable securities	$62	$62	$—	$—
Liabilities:
Warrants	$7,302	$—	$—	$7,302

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$51	$51	$—	$—
Marketable securities	$2,276	$2,276	$—	$—

Note 6: Property and Equipment, Net

	(in thousands)
	September 30, 2025	December 31, 2024
Furniture, fixtures, and equipment	1,466	1,466
Less: accumulated depreciation	(1,386)	(1,358)
Property and equipment, net	$80	$108

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the nine months ending September 30, 2025 and September 30, 2024 was $28,000 and $28,000, respectively.

Note 7: Patents, and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$2,761	$(806)	$1,955	$3,434	$(939)	$2,495
Trademarks	232	(146)	86	232	(133)	99
Net amortizable patents and trademarks rights	$2,993	$(952)	$2,041	$3,666	$(1,072)	$2,594

Patent and trademark rights acquisitions, abandonments and amortization:

December 31, 2024	$2,594
Acquisitions	283
Abandonments and expirations	(697)
Amortization	(139)
September 30, 2025	$2,041

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

Amortization of patents and trademarks for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2025	$58
2026	229
2027	211
2028	204
2029	188
Thereafter	1,151
Total	$2,041

Note 8: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	September 30, 2025	December 31, 2024
Compensation	$17	$1
Professional fees	458	416
Clinical trial expenses	113	145
Interest	16	11
Other expenses	75	33
	$679	$606

Note 9: Unsecured Promissory Notes

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

On June 30, 2025, the Company (“Borrower”) entered into a Note and Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreements, Streeterville paid the Company $250,000 in exchange for an unsecured promissory Note with an Original Issue Discount of $50,000. The Note required the Company to pay $310,000 consisting of the principal amount of the Note, together with the original issue discount and $10,000 of lender transaction fees, no later than October 28, 2025. On August 12, 2025, the Company repaid the note in full. The note and all related obligations were fully satisfied during the three months ended September 30, 2025.

Future maturities for the debt as of September 30, 2025 were as follows:

(in thousands)

Fiscal years ending December 31:
2025	$750
2026	$1,130
Total	$1,880

Interest and other charges related to the Streeterville notes were as follows (in thousands):

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	2025	2024	2025	2024
Interest Charges:
Interest on 2024 note	$62	$101	186	$227
Original issue discount 2024 note	61	$101	185	$226

Interest on 2025 note	—	—	25	—
Original issue discount 2025 note	25	—	25	—
Total interest charges	$148	$202	421	$453
Other Charges
Loan fee amortization 2024 note	3	3	8	6

The agreement allows the Lender to redeem up to $250,000 per calendar month beginning in August 2024, upon providing written notice to Borrower. The Note further contains triggering events which can be remedied by the Lender requiring the Borrower to correct the triggering event, increasing the outstanding balance by applying the triggering effect, or making the Note immediately due and payable. In the nine months ended September 30, 2025, the Company entered into agreements with the Lender to settle a portion of its outstanding loan obligation in the amount of $450,000 through the issuance of 20,541 shares of common stock, rather than cash payment. This exchange was completed pursuant to the terms of the loan agreement, which allows for the settlement of debt through stock issuance under certain conditions. Subsequent to September 30, 2025, the Company entered into agreements with the Lender to settle a portion of its outstanding loan obligation in the amount of $150,000 through the issuance of 74,626 shares of common stock, rather than cash payment.

Note 10: Leases

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

At September 30, 2025 and December 31, 2024, the balance of the right of use assets was $436,000 and $618,000, respectively, and the corresponding operating lease liability balance was $458,000 and $634,000, respectively. Right of use assets are recorded net of accumulated amortization of $567,000 and $428,000 as of September 30, 2025 and December 31, 2024, respectively.

AIM recognized rent expense associated with these leases are follows:

	(in thousands)
	September 30, 2025	September 30, 2024
Lease costs:
Operating lease costs	$223	$226
Short-term and variable lease costs	218	205

Total lease costs	$441	$431
Classification of lease costs
Research & development	$310	$358
General and administrative	131	73

Total lease costs	$441	$431

The Company’s leases have remaining lease terms between 8 and 23 months. At September 30, 2025, the weighted-average remaining term was 22 months. At December 31, 2024, the weighted-average remaining term was 41 months. The Company’s weighted average incremental borrowing rate for its leases was 10% at September 30, 2025 and 10% at December 31, 2024.

Future minimum payments as of September 30, 2025, are as follows:

Year Ending December 31, (in thousands)
2025	$71
2026	258
2027	159

Thereafter	—
Less imputed interest	(30)
Total	$458

Note 11: Research, Consulting and Supply Agreements

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

The Company’s research and development expenses were comprised of the following (thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Clinical studies	$309	$582	$1,636	$1,880
Manufacturing & Engineering	57	306	381	882
Quality control	221	398	685	1,232
Regulatory	20	151	159	539

Totals	$607	$1,437	$2,861	$4,533

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the nine months ended September 30, 2025.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the nine months ended September 30, 2025 and 2024, the Company incurred approximately $207,000 and $337,000, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8,400,000. This estimate includes pass-through costs of approximately $1,000,000 and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6,400,000, which includes passthrough costs of approximately $125,000, investigator costs estimated at about $4,400,000 and excludes certain other third-party costs and escalations. During 2023, the original work order increased to approximately $6,600,000 for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. The final subject completed the clinical trial in 2023.The end of study close out tasks continued into 2025.

Costs incurred pursuant to the Amarex agreements were as follows (thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Pancreatic Cancer	$3	$129	$199	$141
Post Covid Conditions	—	28	8	196

Total	$3	$157	$207	$337

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

Costs incurred pursuant to the Jubilant agreements were as follows (thousands):

Three months ended September 30,		Nine months ended September 30,
2025	2024	2025	2024

$—	$—	$—	$1

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

Costs incurred pursuant to the Sterling Pharma agreements were as follows (thousands):

Three months ended September 30,		Nine months ended September 30,
2025	2024	2025	2024

$—	$133	$—	$262

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

Costs incurred pursuant to the Erasmus agreements were as follows (thousands):

Three months ended September 30,		Nine months ended September 30,
2025	2024	2025	2024

$—	$—	$—	$79

Azenova Sales International

In October 2023, the Company entered into a consulting agreement with Azenova, LLC whereas Azenova will provide business development services for AIM’s Ampligen product for solid tumors for a 12-month term that is extendable upon the agreement of the parties. In exchange for its services, Azenova received a monthly retainer of $30,000 in addition to 3,600 stock options that vest monthly. The monthly retainer was reduced to $10,000 in August 2024 and then changed again to payments based on hourly billing only.

Costs incurred pursuant to the Azenova agreements were as follows (thousands):

Three months ended September 30,		Nine months ended September 30,
2025	2024	2025	2024

$—	$50	$—	$230

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

Costs incurred pursuant to the Alcami agreements were as follows (thousands):

Three months ended September 30,		Nine months ended September 30,
2025	2024	2025	2024

$(5)	$—	$10	$14

Note 12: 401(k) Plan

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

Each participant immediately vests in his or her deferred salary contributions as well as our safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the nine months ending September 30, 2025 we made approximately $87,000 in contributions, and for the year ending December 31, 2024 approximately $167,000 in contributions were made.

Note 13: Equity-Based Compensation

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. After taking into account the 100:1 reverse stock split which was effective in June 12, 2025, a maximum of 4,632 shares of common stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). On July 1, 2025, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan increased by 15,283 shares, respectively. As a result of the 2018 Plan Evergreen Provisions, a maximum of 19,915 shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of September 30, 2025. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. During the fiscal year ended December 31, 2018, the Board of Directors issued 1,189,284 options to each employee, the officers and directors at the exercise price of $9.68 expiring in 10 years (270 options post reverse split). During the fiscal year ending December 31, 2019, 1,727,756 options were issued to each of these officers with an exercise price of $9.68 for a period of ten years with a vesting period of one year (392 options post reverse split). During the fiscal year ending December 31, 2020, 1,025,000 options were issued to each of these officers and directors with an exercise price range of $2.77 to $3.07 for a period of ten years with a vesting period of one year (10,250 options post reverse split). During the fiscal year ending December 31, 2021, 613,512 options were issued to officers, directors and consultants with an exercise price range of $1.11 to $1.71 for a period of ten years with a vesting period of one year (6,135 options post reverse split). During the fiscal year ending December 31, 2022, 850,000 options were issued to officers, directors and consultants with an exercise price range of $0.31 to $0.71 for a period of ten years with a vesting period of one year (8,500 options post reverse split). During the fiscal year ending December 31, 2023, 400,000 options were issued to officers with an exercise price of $0.47 for a period of ten years with a vesting period of one year (4,000 options post reverse split). There were no options issued during the fiscal year ending December 31, 2024 or during the nine months ended September 30, 2025. As part of the Company’s cash conservation strategy, the Company issued common stock as a substitute for cash salaries to certain executives and directors. During the fiscal year ending December 31, 2024, there were 202,669 shares issued related to the cash conservation program (2,026 shares post reverse split). During the nine months ended September 30, 2025, there were 424,225 shares issued related to the cash conservation program (4,242 shares post reverse split).

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

Stock options activity during the three months ended September 30, 2025, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2025	24,063	$238.33	8.70	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding September 30, 2025	24,063	$238.33	8.70	$—
Vested and expected to vest September 30, 2025	24,063	$238.33	8.70	$—
Exercisable September 30, 2025	24,063	$156.62	7.26	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2025	8,850	$187.59	9.23	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding September 30, 2025	8,850	$187.59	9.23	$—
Vested and expected to vest September 30, 2025	8,850	$187.59	9.23	$—
Exercisable September 30, 2025	8,850	$161.71	9.51	$—

Stock-based compensation expense was approximately $0 and $329,000 for the three months ended September 30, 2025, and 2024, resulting in an increase in general and administrative expenses, respectively.

Employee stock option activity during the nine months ended September 30, 2025, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2025	24,076	$242.17	8.70	$—
Granted	—	—	—	—
Forfeited	(7)	2,771.48	—	—
Expired	(6)	13,200	—	—
Outstanding September 30, 2025	24,063	$238.33	8.70	$—
Vested and expected to vest September 30, 2025	24,063	$238.33	8.70	$—
Exercisable September 30, 2025	24,063	$156.62	7.26	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2025	8.850	$187.59	9.23	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding September 30, 2025	8,850	$187.59	9.23	$—
Vested and expected to vest September 30, 2025	8,850	$187.59	9.23	$—
Exercisable September 30, 2025	8,850	$161.71	9.51	$—

Stock-based compensation expense was approximately $60,000 and $490,000 for the nine months ended September 30, 2025, and 2024, respectively.

As part of the Company’s cash conservation strategy, the Company issued common stock as a substitute for cash salaries to certain executives and directors. For the three and nine months ended September 30, 2025, stock issued as compensation totaled $0 and $60,000, respectively. For the three and nine months ended September 30, 2024, stock issued as payroll totaled $329,000 and $490,000, respectively. This compensation is included in the overall equity-based compensation expense.

On September 30, 2025, and 2024, respectively, there was approximately $0 and $53,400 of unrecognized equity-based compensation cost related to options granted under the Equity Incentive Plan.

Note 14: Stock warrants

On July 30, 2025, the Company announced closing a public offering of an aggregate of 2,000,000 shares of its common stock (or pre-funded warrants in lieu thereof), Class E warrants to purchase up to 2,000,000 shares of common stock, and Class F warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant) and accompanying warrants. The warrants will have an exercise price of $4.00 per share, and were exercisable immediately upon issuance. The Class E warrants will expire on the fifth anniversary of the original issuance date, and the Class F warrants will expire on the eighteen-month anniversary of the original issuance date. Gross proceeds, before deducting placement agent fees and offering expenses, were approximately $8,000,000. Maxim Group LLC acted as sole placement agent in connection with this offering.

Based on a review of the Class E and F warrants, it was determined that the warrants met the liability criteria as described in Accounting Standards Codification 480. Accordingly, as the warrants might require the Company to issue additional stock under certain circumstances, a loss was recognized and the resulting computed value was classified as a liability on the Company’s balance sheet at September 30, 2025.

For further information, please refer to Note 5.

Note 15: Stockholders’ Equity

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

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. As of September 30, 2025, there were no Series A Junior Participating Preferred Stock outstanding.

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

Pursuant to a registration statement relating to a rights offering (the “Rights Offering”) declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and redeemable warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The redeemable warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. At September 30, 2024, 689 shares of Series B Convertible Preferred Stock had expired, and none were converted prior to expiration. At September 30, 2025 the Company had no shares of Series B Convertible Preferred Stock outstanding.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of September 30, 2025, and December 31, 2024, there were 2,764,188 and 655,263 shares of common stock issued and outstanding, respectively.

Employee Stock Purchase Plan (Not equity compensation)

On July 7, 2020, the Board approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500,000 worth of shares at the market price (including subsequent plans, the “Employee Stock Purchase Plan”). Pursuant to Exchange’s rules, this plan was effective for a sixty-day period commencing upon the date that the Exchange approved the Company’s Supplemental Listing Application. The Company created successive new plans following the expiration of the July 7, 2020 plan. Recently, the procedure for purchases under the plan changed. Now, any time an officer or employee purchases stock from the Company under the plan, that person must file a SLAP with the Exchange and the purchase cannot be effected until the Exchange accepts the SLAP.

During the three months ended September 30, 2025, the Company did not issue any shares of its common stock as part of the employee stock purchase plan.

During the nine months ended September 30, 2025, the Company issued a total of 42,172 shares of its common stock at a price ranging from $2.54 to $12.00 for total proceeds of approximately $115,000 as part of the employee stock purchase plan.

During the three months ended September 30, 2024, the Company did not issue any shares of its common stock as part of the employee stock purchase plan.

During the nine months ended September 30, 2024, the Company issued a total of 3,356 shares of its common stock at a price ranging from $31.00 to $67.00 for total proceeds of approximately $120,000 as part of the employee stock purchase plan.

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

During the nine months ended September 30, 2024, 2,050 warrants were exercised, and 58,300 warrants expired unexercised. As of September 30, 2024, and December 31, 2024, there were no warrants outstanding related to the Rights Offering.

Equity Distribution Agreement

On April 19, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”), with Maxim, pursuant to which they may sell from time to time, shares of our common stock having an aggregate offering price of up to $8,500,000 through Maxim, as agent. The amount was subsequently reduced from $8,500,000 to $3,100,000. Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the Distribution Agreement, Maxim is entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. For the year ended December 31, 2024, the company sold 13,956 shares under the EDA for total gross proceeds of approximately $649,916, which includes a 3.0% fee to Maxim of $19,497. For the nine months ended September 30, 2025, the Company has sold 11,191 shares under the EDA for total gross proceeds of approximately $259,800, which includes a 3.0% fee to Maxim of approximately $7,800.

On April 1, 2025, the Company entered into a new EDA, a sales agreement, with Maxim pursuant to which it may issue and sell up to an aggregate of $3,000,000 shares of the Company’s common stock from time to time through Maxim acting as agent. Under the terms of the sales agreement in no event will the Company, inter alia, issue or sell through the sales agreement such number or dollar amount of shares of common stock that would exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable). Subsequent to September 30, 2025, the Company has sold 24,680 shares under the new EDA for a total gross proceeds of approximately $38,233, which includes a 3.0% fee to Maxim of approximately $1,147.

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

Under the terms of the purchase agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the purchase agreement are limited to a daily maximum of the lessor of: $500,000, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the purchase agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 99,750 shares for resale pursuant to the Atlas Agreements, consisting of 96,364 shares that can be sold by the Company to Atlas and 3,386 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective on May 1, 2024. In the fiscal year ended December 31, 2024, a total of 7,596 shares have been issued pursuant to the purchase agreement for a total of approximately $128,000 after clearing costs. In the nine months ended September 30, 2025, a total of 30,829 shares have been issued pursuant to the purchase agreement for a total of approximately $398,000 after clearing costs. There were no shares issued subsequent to September 30, 2025.

Securities Purchase Agreements

May 2024 Securities Purchase Agreement

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which, on June 3, 2024, the Company issued to the Purchaser, (i) in a registered direct offering, 56,410 shares of the Company’s common stock (the “Shares”), par value $0.001 per share (“common stock”) and (ii) in a concurrent private placement, the Company issued to the Purchaser Class A common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “A Warrants”) at an exercise price of $36.30 per share and Class B common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $36.30 per share. The A Warrants and B Warrants are not exercisable for six months after the issuance date and expire, respectively, five years and six months and twenty-four months after the issuance date. The Common Warrants and the shares of common stock are issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2,500,000. For the nine months ended September 30,2025, no Common Warrants were exercised, and all remain outstanding on September 30, 2025, related to this agreement.

September 2024 Securities Purchase Agreement

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

The Company received aggregate gross proceeds from the Transactions of approximately $1,260,000, before deducting fees to the Placement Agent and other estimated offering expenses payable by us. The Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022. The Common Warrants and the Common Warrant Shares issued in the Private Placement were not registered under the Securities Act. Rather the Common Warrants and the Common Warrant Shares were issued pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. The Class C Warrants and the Class D Warrants are not exercisable until December 3, 2024, and will expire, respectively, twenty-four months and five years and six months after that date.

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2,500,000. For the nine months ended September 30,2025, no Common Warrants were exercised, and all remain outstanding on September 30, 2025, related to this agreement.

Note 16: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of stock options and warrants which amounted to 4,238,792 and 145,745 shares for the nine months ended September 30, 2025 and 2024, respectively, are excluded from the calculation of diluted net loss per share since their effect is anti-dilutive.

Note 17: Subsequent Events

On November 5, 2025, the Company entered into agreements with Streeterville Capital to settle a portion of its outstanding loan obligation in the amount of $150,000 through the issuance of 74,626 shares of common stock, rather than cash payment.

On July 3, 2025, the Company’s shelf registration statement on Form S-3 (File No. 333-286319) was declared effective by the SEC. Subsequent to September 30, 2025, on October 30, 2025, the Company filed a prospectus with the SEC to enable it to sell shares under this shelf registration statement. Please see Note 15: Stockholders’ Equity; (2) (b) Common Stock and Equity Finances; Equity Distribution Agreement, above. Additionally, subsequent to September 30, 2025, the Company has sold 24,680 shares under the new EDA for a total gross proceeds of approximately $38,233, which includes a 3.0% fee to Maxim of approximately $1,147.

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

Please see “Immuno-Oncology” below.

Ampligen as a Potential Antiviral

We have a research and pre-clinical history that indicates broad-spectrum antiviral capability of Ampligen in animals. We hope to demonstrate that it has the same effect in humans. To do this, among other things, we need a population infected with a virus. That is why our most recent antiviral focus has been on COVID-19 (the disease caused by SARS-CoV-2) and Long COVID. Previous animal studies yielded positive results utilizing Ampligen to treat numerous viruses, such as Western Equine Encephalitis Virus, Ebola, Vaccinia Virus (which is used in the manufacture of smallpox vaccine) and SARS-CoV-1. We have conducted experiments in SARS-CoV-2 showing Ampligen has a powerful impact on viral replication. The prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against SARS-CoV-2.

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

Ampligen as a Treatment for Post-COVID Conditions

In July 2023, we enrolled and dosed the first patient in our Phase 2 study evaluating Ampligen® as a potential therapeutic for people with post-COVID conditions (“AMP-518”). We announced in August 2023 that the study had met the planned enrollment of 80 subjects ages 18 to 60 years who have been randomized 1:1 to receive twice-weekly intravenous infusions of Ampligen or placebo for 12 weeks, with a follow-up phase of two weeks. All patients have completed the study, with topline data reported in February 2024.

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

Ampligen as a treatment for ME/CFS and Post-COVID Conditions

As of September 30, 2025, there were 4 patients enrolled in this open-label expanded access treatment protocol (including one patient with Post-COVID Conditions). AIM previously reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, there was what the investigators considered a clinically significant decrease in fatigue-related measures and improvement in cognition. Eight such patients have been treated in the study to date.

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

Ampligen ®

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

The FDA has authorized an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to be on Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021, 2022, 2023, 2024 and 2025. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms that we refer to as Post-COVID conditions. As of September 30, 2025, there were 4 patients enrolled in this open-label expanded access treatment protocol. In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

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

In 2018, we completed production of two commercial-size batches of more than 16,000 vials of Ampligen, following its “Fill & Finish” at Jubilant HollisterStier, the Contract Manufacturing Organization. These lots passed all required testing for regulatory release for human use and are being used for multiple programs, including the treatment of ME/CFS in the United States and the treatment of pancreatic cancer in the Netherlands. These lots will be used for ongoing and future clinical studies in oncology. Additional lots of Ampligen were manufactured in December 2019, January 2020 and December 2023.

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

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

Pancreatic Cancer Trial

●	The DURIPANC Study is a Phase 1b/2 clinical trial combining Ampligen with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi® (durvalumab) for the treatment of late-stage pancreatic cancer. The primary objective of the Phase 1b portion was to determine the safety of combination treatment. Investigators at Erasmus Medical Center (“Erasmus MC”) in the Netherlands have completed the safety evaluation of subjects enrolled in the first dose level of the dose escalation design, finding the combination therapy to be generally well-tolerated with no severe treatment-related adverse events or dose-limiting toxicities. In February 2025, we announced that the Erasmus MC Safety Committee had approved the clinical trial to move forward with Phase 2. In July 2025, we announced a positive mid-year safety and efficacy update that included treatment of 14 subjects. There has been no significant toxicity reported. Three of the 14 subjects (~21%) have progression free survival (PFS) >6 months with an additional 3 subjects (21%) not yet progressed. Overall survival (OS) of >6 months in majority of eligible subjects (64%). Up to 25 patients are expected to be enrolled in the Phase 2 portion of DURIPANC. Enrollment and dosing is ongoing in Phase 2.

●	The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen in combination with standard of care (SOC) versus SOC alone following first-line therapy, such as FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In March 2022, the FDA granted clearance to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. The authorization to proceed with the Phase 2 pancreatic cancer clinical trial has been received with potential sites in the Netherlands at Erasmus MC, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC). We sought FDA guidance on the expansion of inclusion criteria and treatment arms, then subsequently amended the study protocol. In February 2025, we made a business decision to place screening/enrollment on hold and suspend the study. The study may be redesigned or amended, pending additional data from the ongoing DURIPANC clinical trial. (https://clinicaltrials.gov/ct2/show/NCT05494697).

Advanced Recurrent Ovarian Cancer

●	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study has been terminated due to lack of funding. https://clinicaltrials.gov/ct2/show/NCT02432378

●	A Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. In April 2024, researchers released topline data that saw an Objective Response Rate (“ORR”) of 45% in platinum-sensitive subjects with recurrent ovarian cancer. ORR includes complete response (“CR”) and partial response (“PR”) to treatment. There was a total Clinical Benefit Rate (“CBR”) of 55% when including patients who experienced stable disease (“SD”). Researchers also reported a median Progression-Free Survival (“PFS”) of 7.8 months. In July 2024, results posted online indicated 24 patients treated in the study saw an ORR of 50% and no patients had a dose-limiting toxicity reported. Based on these results and other research suggesting a similar effect in other solid tumor types, AIM sees an Ampligen combination therapy as having potential across multiple types of cancers. Additional clinical studies are being planned in these tumor types to further confirm these effects.” https://clinicaltrials.gov/ct2/show/NCT03734692.

We hold multiple patents related to the use of Ampligen as part of a combination therapy when combined with checkpoint inhibitors for the treatment of cancer. The combination of these compounds is designed to work synergistically to enhance the effectiveness of the treatment. AIM’s “synergistic” patents include a U.S. patent (expires August 9, 2039) for methods involving use of Ampligen as part of a combination oncology therapy when paired with an anti-PD-L1 antibody; a patent in Japan (expires December 20, 2039) for the use of Ampligen in combination with checkpoint inhibitors (anti-PD-1 or anti-PD-L1 antibodies) for the treatment of cancer; and a patent in the Netherlands (expires December 19, 2039) for the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors, such as Keytruda (pembrolizumab), Opdivo (nivolumab) and Imfinzi (durvalumab). Additional “synergistic” patent applications are pending and AIM will promptly announce when any such patent is issued. Additionally, in June 2025 we received a patent (expires January 25, 2041) covering methods involving the manufacture of a range of therapeutic double-stranded RNA (dsRNA) products, of which Ampligen is included. Combined with our multiple compositions and methods patents involving Ampligen, this manufacturing patent, along with our other issued patents, further secures our control over the synthesis and use of the first-in-class drug.

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

Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment was initiated in this study designed for up to 45 patients. The study was temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and has performed the necessary experiments to replace Intron-A with a generic alpha-interferon. As of August 2025,the study is no longer recruiting patients. A total of 12 patients were enrolled. https://clinicaltrials.gov/ct2/show/NCT03899987.

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

A Type D meeting package seeking the FDA guidance on expansion of inclusion criteria and treatment arms to be included was submitted to the FDA. We subsequently amended the study protocol. In February 2025, we made a business decision to place screening/enrollment on hold and suspend the study.

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

Since the late 2019 outbreak of SARS-CoV-2, we have worked to determine whether Ampligen could be an effective treatment for this virus or could be part of a vaccine. We believe that Ampligen has the potential to be both an early-onset treatment for and prophylaxis against SARS-CoV-2. We believe that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the new virus.

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

In May 2020, the FDA authorized an IND for Roswell Park to conduct a Phase 1/2a study of a regimen of Ampligen and interferon alpha in cancer patients with COVID-19 infections. This clinical trial, sponsored by Roswell Park in collaboration with us, will test the safety of this combination regimen in patients with cancer and COVID-19, and the extent to which this therapy will promote clearance of the SARS-CoV-2 virus from the upper airway. Several subjects have been treated. It is planned that the phase 1/2a study will enroll up to 44 patients in two stages. Phase 1 will see 12-24 patients receiving both Ampligen and interferon alpha-2b at escalating doses. Once that initial phase is complete, further study participants will be randomized to two arms: one receiving the two-drug combination and a control group who will not receive Ampligen or interferon alpha but will receive best available care. We are a financial sponsor of the study and will provide Ampligen at no charge for this study. In November 2020, the first patient in the study had been enrolled and treated. This study was amended to add 20 patients, with 10 randomized to receive a single dose of Ampligen and 10 patients to receive current best therapies. (See clinicaltrials.gov/NCT04379518). Roswell reported partial results from the study.

We also entered into a specialized services agreement with Utah State University and have supplied Ampligen to support the University’s Institute for Viral Research in its research into SARS-CoV-2. The Utah State results show that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels.

In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2, but who still demonstrate chronic fatigue-like symptoms. Eight Long-COVID patients have been treated with Ampligen in AMP-511 since January 2021. One patient is still receiving treatment.

In January 2021, we entered into a Sponsor Agreement with CHDR to manage a Phase 1 randomized, double-blind study to evaluate the safety and activity of repeated intranasal administration of Ampligen. AIM funded and sponsored the study. This study was designed to assess the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. The study was completed, and the Final Safety Report reported no Serious or Severe Adverse Events at any dosage level. We believe that the trial is a critical step in our efforts to develop Ampligen as a potential prophylaxis or treatment for COVID-19 and other respiratory viral diseases. Amarex provided us with monitoring support during the trial.

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

We believe that Ampligen has the potential to be both an early-onset treatment for, and prophylaxis against, SARS-CoV-2. We believe that prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against the newer virus.

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

Alferon N Injection®

Alferon N Injection is the registered trademark for our injectable formulation of natural alpha interferon. Alferon N Injection is the only natural-source, multi-species alpha interferon currently approved for sale in the United States and Argentina for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Alferon N Injection is also approved in Argentina for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferons. Argentina has experienced hyper-inflation and devaluation of its currency compared to the U.S. dollar. Contracts with GP Pharm are U.S. dollar contracts and the parties must evaluate the impact of the recent devaluation on its relationship. Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”). According to the CDC, HPV is the most common sexually transmitted infection, with approximately 79 million Americans — most in their late teens and early 20s — infected with HPV. In fact, the CDC states that “HPV is so common that nearly all sexually active men and women get the virus at some point in their lives.” Although they do not usually result in death, genital warts commonly recur, causing significant morbidity and entail substantial health care costs.

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

Each participant immediately vests in his or her deferred salary contributions as well as our safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the nine months ending September 30, 2025 we made approximately $87,000 in contributions, and  for the year ending December 31, 2024 approximately $167,000 in contributions were made.

New Accounting Pronouncements

See “Note 2: Recent Accounting Pronouncements”.

Critical Accounting Policies and Use of Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

RESULTS OF OPERATIONS

Three months ended September 30, 2025 versus three months ended September 30, 2024

Net Loss

Our net loss was approximately $3,284,000 and $3,700,000 for the three months ended September 30, 2025, and 2024, respectively, representing a decreased loss of approximately $416,000 or 11%. This loss decrease was primarily due to the following:

●	an increase in interest and other income of $2,334,000
●	a decrease in general and administrative expenses of $1,281,000,
●	a decrease in research and development expenses of $830,000,
●	a positive increase in warrant valuations of $670,000, and
●	a decrease in interest expense and other finance costs of $54,000.

These improvements were offset by:

●	Losses recognized from warrant issuances of $4,410,000
●	a decrease in gain on investments of $274,000,
●	an increase in production costs of $60,000, and
●	a decrease in revenue of $9,000.

Net loss per share was $(1.57) and $(6.00) for the three months ended September 30, 2025, and 2024, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2025, was 2,093,446 as compared to 1,195,439 as of September 30, 2024.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $26,000 and $35,000 for the three months ended September 30, 2025, and 2024, respectively, representing a decrease of $9,000 which is primarily related to the fluctuation of patient participation.

For the three months ended September 30, 2025 and 2024, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Interest and Other Income

Interest and other income for the three months ended September 30, 2025, and 2024 was approximately $3,052,000 and $718,000, respectively, reflecting an increase of approximately $2,334,000. The increase was primarily due to an agreement reached with a vendor surrounding legal fees. The agreement provided that $3,041,000 of previously billed fees would be forgiven in exchange for payments totaling $1,875,000.

Gain (loss) on Investments, net

Gain (loss) on investments for the three months ended September 30, 2025, and 2024 was approximately ($1,000) and $273,000, respectively, reflecting decrease of approximately $274,000. The decrease was primarily due to the change in the fair value of equity investments.

Production Costs

Production costs were approximately $68,000 and $8,000, respectively, for the three months ended September 30, 2025, and 2024, representing an increase of $60,000. This related to increased production activities for the three months ended 2025 when compared to the quarter ended September 30, 2024.

Research and Development Costs

Research and Development (“R&D”) costs for the three months ended September 30, 2025 were approximately $607,000, as compared to $1,437,000 for the same period a year ago, reflecting a decrease of approximately $830,000. The decrease in R&D costs was a combination of decreased clinical expenses of $273,000, decreased manufacturing costs of $249,000, decreased quality control costs of $177,000 and decreased regulatory costs of $131,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2025, and 2024, were approximately $1,798,000 and $3,079,000, respectively, reflecting a decrease of approximately $1,281,000. The decrease in G&A expenses for the three months ended September 30, 2025 was the result of ongoing cost cutting measures by the Company in an effort to improve efficiencies and reduce costs with the largest reductions relating to legal fees.

Interest Expenses

Interest expenses for the three months ended September 30, 2025 was approximately $148,000 compared with $202,000 for the three months ended September 30, 2024. Interest expense was lower due to principal reductions over the period.

Warrant issuances

On July 31, 2025, we announced the closing of the above public offering of an aggregate of 2,000,000 shares of our common stock (or pre-funded warrants in lieu thereof), Class E warrants to purchase up to 2,000,000 shares of common stock, and Class F warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant) and accompanying warrants. The warrants will have an exercise price of $4.00 per share, and were exercisable immediately upon issuance. The Class E warrants will expire on the fifth anniversary of the original issuance date, and the Class F warrants will expire on the eighteen-month anniversary of the original issuance date. Gross proceeds, before deducting placement agent fees and offering expenses, were approximately $8,000,000. Maxim Group LLC acted as sole placement agent in connection with this offering.

Based on a review of the Class E and F warrants, it was determined that the warrants met the liability criteria described in Accounting Standards Codification 480. Accordingly, as the warrants might require us to issue additional stock under certain circumstances, a loss was recognized and the resulting computed value was classified as a liability on our balance sheet at September 30, 2025.

Nine months ended September 30, 2025 versus nine months ended September 30, 2024

Net Loss

Our net loss was approximately $9,783,000 and $11,353,000 for the nine months ended September 30, 2025, and 2024, respectively, representing a decrease in loss of approximately $1,570,000 or 14%. This decrease in loss was primarily due to the following:

●	a decrease in general and administrative expenses of $3,655,000,
●	a decrease in research and development expenses of $1,672,000,
●	a decrease in interest expense and finance costs of $32,000, and
●	an increase in warrant valuation of $670,000.

These improvements were offset by:

●	losses recognized from warrant issuances of $4,410,000
●	a decrease in interest and other income of $306,000,
●	a decrease in gain on investments of 79,000,
●	an increase in production costs of $64,000, and
●	a decrease in revenue of $58,000.

Net loss per share was $(8.18) and $(21.00) for the nine months ended September 30, 2025, and 2024, respectively. The weighted average number of shares of our common stock outstanding as of September 30, 2025, was 1,195,439 as compared to 533,514 as of September 30, 2024.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $67,000 and $125,000 for the nine months ended September 30, 2025, and 2024, respectively, representing a decrease of $58,000 which is primarily related to the fluctuation of patient participation.

For the nine months ended September 30, 2025 and 2024, we had no Alferon N Injection® Finished Good product to commercially sell and all revenue was generated from the EAP and our FDA approved open-label treatment protocol, (“AMP 511”), that allows patient access to Ampligen® for treatment in an open-label safety study.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2025, and 2024 was approximately $3,073,000 and $3,379,000, respectively, reflecting a decrease of approximately $306,000. During the third quarter of 2025, we reached an agreement with a vendor surrounding legal fees. The agreement provided that $3,041,000 of previously billed fees would be forgiven in exchange for payments totaling $1,875,000.

During the nine months ended September 30, 2024, we recovered $2,500,000 of Director and Officer (D&O) insurance originating from legal costs related to shareholder litigation matters. Additionally, in September 2024 an amendment to an original agreement with a vendor clarifying and changing the nature of a remaining execution fee of $725,437. The amendment allowed that the remainder would not be exclusive to the original agreement, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash.

Gain (loss) on Investments, net

Gains on investments for the nine months ended September 30, 2025, and 2024 were approximately $17,000 and $95,000, respectively, reflecting a decrease in the gain on investments of approximately $79,000. The decrease primarily resulted from a change in the fair value of equity investments.

Production Costs

Production costs were approximately $88,000 and $24,000, respectively, for the nine months ended September 30, 2025, and 2024, representing an increase of $64,000.

Research and Development Costs

Overall Research and Development (“R&D”) costs for the nine months ended September 30, 2025, were approximately $2,861,000, as compared to $4,533,000 for September 30, 2024, reflecting a decrease of approximately $1,672,000. The components of the decrease consisted of decreases in clinical costs of $244,000, manufacturing cost decreases of $501,000, quality control cost decreases of $547,000 and regulatory decreases of $380,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the nine months ended September 30, 2025, and 2024, were approximately $5,830,000 and $9,485,000, respectively, reflecting a decrease of approximately $3,655,000. The decrease in G&A expenses for the three months ended September 30, 2025 was the result of ongoing cost cutting measures by us in an effort to improve efficiencies and reduce costs with the largest reductions relating to legal fees.

Interest Expenses

Interest expense for the nine months ended September 30, 2025 was approximately $421,000 compared with $453,000 for the nine months ended September 30, 2024. Interest expense was lower due to principal reductions over the period.

Warrant issuances

On July 31, 2025, we announced the closing of the above public offering of an aggregate of 2,000,000 shares of our common stock (or pre-funded warrants in lieu thereof), Class E warrants to purchase up to 2,000,000 shares of common stock, and Class F warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant) and accompanying warrants. The warrants will have an exercise price of $4.00 per share, and were exercisable immediately upon issuance. The Class E warrants will expire on the fifth anniversary of the original issuance date, and the Class F warrants will expire on the eighteen-month anniversary of the original issuance date. Gross proceeds, before deducting placement agent fees and offering expenses, were approximately $8,000,000. Maxim Group LLC acted as sole placement agent in connection with this offering.

Based on review of the agreement, it was determined that the warrants met the liability criteria as described in Accounting Standards Codification 480. As such, a loss was recognized and the resulting computed value was classified as a liability on our balance sheet at September 30, 2025 as the warrants might require us to issue additional stock under certain circumstances. While the warrants met the technical requirements of the accounting standard, the ultimate redemption of the warrants will not require any cash expenditure or transfer or assets by us. Any warrant exercises would result in additional cash and equity to us because we have a sufficient number of authorized and unissued shares available to satisfy the warrant exercises in shares.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2025, was approximately $8,971,000 compared to approximately $10,933,000 for the same period in 2024, a decrease of $1,962,000. The primary reasons for this decrease in cash used in operations in 2025 was primarily due to the decreased net loss for the period.

Cash provided by investing activities for the nine months ended September 30, 2025 was approximately $1,948,000 compared to approximately $1,002,000 for the same period in 2024, an increase of $946,000. The primary reason for the change during the current period is an increase in proceeds from the sale of marketable investments of $725,000.

Cash provided by financing activities for the nine months ended September 30, 2025, was approximately $7,669,000 compared to approximately $5,407,000 for the same period in 2024, an increase of $2,262,000. The increase primarily resulted from the issuance of warrants which generated approximately $8,000,000 of positive cash flow for us.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. As of September 30, 2025, we had approximately $2,409,000 in cash, cash equivalents and marketable investments, inclusive of approximately $62,000 in marketable investments, representing a decrease of approximately $1,568,000 from December 31, 2024.

We have incurred losses from operations as of September 30, 2025, and have a working capital deficit. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements. See Note 1 to our Unaudited Condensed Consolidated Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. On September 30, 2025, our current liabilities exceeded our current assets by $1,468,000 which raised doubt about our ability to continue as a going concern. Additionally, at September 30, 2025, our stockholders’ equity was below the minimum requirements for continued listing on the Exchange. See “Potential Delisting from the Exchange” below.

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

During the third quarter of 2025, an agreement was reached with a vendor surrounding legal fees. The agreement provided that $3,041,000 of previously billed fees would be forgiven in exchange for payments totaling $1,875,000. The reduction was included as “other income” and accounts payable was reduced.

On September 6, 2024, an amendment to an agreement dated April 7, 2022, was executed by us and Amarex clarifying and changing the nature of a remaining execution fee of $725,437. The amendment allowed that the remainder would not be exclusive to the agreement dated on April 7, 2022, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash. Due to the changes brought about by the amendment, the nature of the payment changed to deposit status. At September 30, 2025, we had an outstanding deposit of $240,000 which may be used to offset future clinical research expenditures. This deposit is listed as a non-current asset on the balance sheet but could provide working capital if the timing of expenditures are realized within the next 12 months.

On April 4, 2025, trading of our common stock was suspended by Exchange. Leading up to this event, we and Streeterville (the “Lender”) were in regular communication, and both parties acknowledged the possibility of such an occurrence. On May 13, 2025, the Lender and the Borrower entered into a Forbearance Agreement pursuant to which, for a 1% fee and expenses, the Lender released the Borrower and its affiliates from all defaults under the Agreements through the date of the Forbearance Agreement and confirmed that, as a result, no Default Interest is due, with no effect on liquidity. The outstanding balance of the Note, following the application for the Forbearance Fee, was $2,484,000.

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

Potential Delisting from the Exchange.

On December 11, 2024, we received an official notice of noncompliance with the Exchange’s continued listing requirements. This includes the need for us to have stockholders’ equity of $6,000,000 or more, given we have had 5 years of operating losses. As required, we submitted a plan (the “Plan”) to the Exchange illustrating our plan to regain compliance by June 11, 2026. The Plan includes a number of capital formation initiatives. The Exchange accepted our Plan on February 26, 2025. However, if we are not able to regain compliance by June 11, 2026, our common stock may be suspended and subject to delisting from the Exchange. As of September 30, 2025, our stockholders’ deficit was approximately ($6,077,000). We must increase our stockholders’ equity to be at least $6,000,000 to regain compliance with this rule. If we are unable to raise sufficient capital as set forth in the Plan or by other means, we may be unable to regain compliance with the Exchange’s listing standards and our securities could be subject to delisting. In the event that the price of our common stock drops to $0.10 per share, our common stock will automatically be suspended and subject to delisting from the Exchange. The price of our common stock dropped below $0.10 and on April 4, 2025, and we received a delisting letter from the Exchange and trading in our common stock on the Exchange was suspended. We sought a review of the delisting and were granted a hearing held on June 5, 2025.

On April 30, 2025, we held a special meeting of stockholders to approve a series of alternate amendments to our Certificate of Incorporation to effect, at the option of our Board of Directors, a reverse stock split of our outstanding common stock at a ratio in the range of up to 1-for-100, with such ratio to be determined by our Board of Directors in its sole discretion. At that meeting, stockholders approved the measure. On June 10, 2025, we filed an amendment to our Articles of Incorporation effecting a reverse split of our outstanding shares of common stock on a one-for-100 basis (the “Reverse Split”). This did not affect the number of authorized shares.

On June 11, 2025, we were notified by the Exchange that we had regained compliance with Section 1003(f)(v) of the Exchange’s Company Guide (low selling price) and that trading on our Common Stock was reinstated on the Exchange on June 17, 2025 under the ticker symbol “AIM”.

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

We have entered into an Equity Distribution Agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”), dated April 1, 2025, pursuant to which we may issue and sell up to an aggregate of $3,000,000 of shares of our common stock under the Registration Statement from time to time through Maxim acting as agent, subject to certain limitations, as set forth therein and below. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Maxim may sell shares of our common stock by any method permitted by law deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Exchange, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law, including in privately negotiated transactions.

Under the terms of the Sales Agreement, in no event will we issue or sell such number or dollar amount of shares of common stock that would (i) exceed the number or dollar amount of shares of common stock registered and available on the Registration Statement, (ii) exceed the number of authorized but unissued shares of common stock, (iii) exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable), or (iv) exceed the number or dollar amount of common stock for which we will file a prospectus to the Registration Statement.

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

Maxim will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of the Exchange. In connection with the sale of the common stock on our behalf, Maxim will be deemed to be an “underwriter” within the meaning of the Securities Act and the compensation of Maxim will be deemed to be underwriting commissions or discounts. We have agreed to provide indemnification and contribution to Maxim against certain civil liabilities, including liabilities under the Securities Act.

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

Atlas Equity Line of Credit (Equity Purchase Agreement)

On March 28, 2024, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), pursuant to which Atlas has committed to purchase up to $15,000,000 of our common stock.

Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Atlas, and Atlas is obligated to purchase up to $15,000,000 of our common stock (the “Commitment Amount”). Such sales by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale of shares that have been and may be issued under the Purchase Agreement. We agreed to file the registration statement with the SEC pursuant to the Registration Rights Agreement. Sales cannot commence until the registration statement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the Purchase Agreement are satisfied. The registration statement was declared effective on May 1, 2024, and the final prospectus was filed.

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

We cannot sell shares below the Minimum Price (as defined by the Exchange) under the Purchase Agreement that would represent, in the aggregate, more than 19.99% of the outstanding shares on the date that the Purchase Agreement was executed. Before we could do that, we would need to obtain stockholder approval.

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

As of December 31, 2024, a total of 7,596 shares have been issued pursuant to the purchase agreement for a total of approximately $128,000 after clearing costs. As of September 30, 2025, a total of 30,829 shares have been issued pursuant to the purchase agreement for a total of approximately $398,000 after clearing costs. There were no shares issued subsequent to September 30, 2025.

Securities Purchase Agreement

May 2024 Securities Purchase Agreement

On May 31, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which, on June 3, 2024, we issued to the Purchaser, (i) in a registered direct offering, 56,410 shares of our common stock (the “Shares”), par value $0.001 per share (“common stock”) and (ii) in a concurrent private placement, we issued to the Purchaser Class A common warrants to purchase an aggregate of up to 56,410 shares of our common stock (the “A Warrants”) at an exercise price of $36.30 per share and Class B common warrants to purchase an aggregate of up to 56,410 shares of our common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $36.30 per share. The A Warrants and B Warrants are not exercisable for six months after the issuance date and expire, respectively, five years and six months and twenty-four months after the issuance date. The Common Warrants and the shares of common stock are issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

The Shares were offered by us pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022.

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

The exercise price of the Common Warrants, and the number of Common Warrant Shares, are subject to adjustment in the event of any stock dividend or split, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Common Warrants. If a Fundamental Transaction (as defined in the Common Warrants) occurs, then the successor entity will succeed to, and be substituted for us, and may exercise every right and power that we may exercise and will assume all of our obligations under the Common Warrants with the same effect as if such successor entity had been named in the warrant itself. Common Warrant Holders will have additional rights defined in the Common Warrants. The Common Warrants are exercisable on a “cashless” basis only if there is not a current registration statement permitting public resale. In this regard, we filed a registration statement to register the resale of the Common Warrant Shares providing for the resale of the Shares issued and issuable upon exercise of the Common Warrants. That registration statement was declared effective by the SEC on July 11, 2024. We have agreed to use commercially reasonable efforts to cause such registration statement to keep such registration statement effective at all times until no Purchaser owns any Warrants or Warrant Shares issuable upon exercise thereof.

Maxim Group LLC acted as the placement agent (the “Placement Agent”) on a “commercially reasonable best efforts” basis, in connection with the Transactions pursuant to the Placement Agency Agreement, dated May 31, 2024 (the “Placement Agency Agreement”), by and between us and the Placement Agent. Pursuant to the Placement Agency Agreement, the Placement Agent was paid a cash fee of 8% of the aggregate gross proceeds paid to us for the securities sold in the Transactions and reimbursement of certain out-of-pocket expenses.

We evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2,500,000. For the nine months ended September 30,2025, no Common Warrants were exercised, and all remain outstanding on September 30, 2025, related to this agreement.

September 2024 Securities Purchase Agreement

On September 30, 2024, we entered into a Purchase Agreement with the Selling Stockholder as Purchaser, pursuant to which we issued to the Selling Stockholder, (i) in a registered direct offering, 46,530 shares of our common stock (“Shares”) and (ii) in the concurrent Private Placement, Class C and Class D Warrants, each to purchase an aggregate of up to 46,530 Shares (the “Common Warrant Shares”) each with an exercise price of $28.00. The Class C and Class D Warrants together, hereinafter the “Common Warrants”. The purchase price for Shares in the registered direct offering was $28.00 per Share.

We received aggregate gross proceeds from the Transactions of approximately $1,260,000, before deducting fees to the Placement Agent and other estimated offering expenses payable by us. The Shares were offered by us pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022. The Common Warrants and the Common Warrant Shares issued in the Private Placement were not registered under the Securities Act. Rather the Common Warrants and the Common Warrant Shares were issued pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. The Class C Warrants and the Class D Warrants are not exercisable until December 3, 2024, and will expire, respectively, twenty-four months and five years and six months after that date.

We evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2,500,000. For the nine months ended September 30,2025, no Common Warrants were exercised, and all remain outstanding on September 30, 2025, related to this agreement.

Public Offering on a Registration Statement on Form S-1

On July 31, 2025, we announced the closing of our public offering of an aggregate of 2,000,000 shares of our common stock (or pre-funded warrants in lieu thereof), Class E warrants to purchase up to 2,000,000 shares of common stock, and Class F warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant) and accompanying warrants. The warrants will have an exercise price of $4.00 per share, and were exercisable immediately upon issuance. The Class E warrants will expire on the fifth anniversary of the original issuance date, and the Class F warrants will expire on the eighteen-month anniversary of the original issuance date. Gross proceeds, before deducting placement agent fees and offering expenses, were approximately $8,000,000. Maxim Group LLC acted as sole placement agent in connection with this offering.

Based on review of the Class E and F Warrants, it was determined that the warrants met the liability criteria as described in Accounting Standards Codification 480. As such, a loss was recognized and the resulting computed value was classified as a liability on the Company’s balance sheet at September 30, 2025 as the warrants might require the Company to issue additional stock under certain circumstances. While the warrants met the technical requirements of the accounting standard, the ultimate redemption of the warrants will not require any cash expenditure or transfer of assets by the Company. Any warrant exercises would result in additional cash and equity to the Company because the Company has a sufficient number of authorized and unissued shares available to satisfy the warrant exercises in shares.

NYSE American Continued Listing Requirements

To maintain our listing on the NYSE American (the “Exchange”), among other things, we are required to maintain Stockholders Equity of $6,000,000 or we may receive a warning or a delisting notice.

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

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the controls and procedures were effective as of September 30, 2025, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2025, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Please see Part 1; Item 3 “Legal Proceeding” in our annual report in Form 10K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

AIM ImmunoTech, Inc. v. Tudor, et al., in the United States District Court for the Middle District of Florida, Ocala Division, Case No. 5:2022cv00323.

On April 22, 2024, the District Court issued an order granting-in-part Lautz and Jorgl’s Rule 59(e) and Rule 11 motions, respectively. The court entered an order finding Jorgl and Lautz were entitled to recover attorney’s fees and costs and entered judgment on behalf of Jorgl for $216,936, and on behalf of Lautz for $76,473. AIM has appealed these judgments to the United States Court of Appeals for the Eleventh Circuit and secured a stay of the enforcement of the judgment spending the 11th Circuit Appeal. AIM’s appeal does not seek damages. On June 18, 2024, The Carlyle Appellate Law firm was engaged for the above referenced appeal. The Carlyle Appellate Law firm has since filed a notice of appearance in that matter. AIM is exposed in this matter for the amount of those Judgments (which have been bonded by AIM), interest on those judgements, as well as potentially paying attorney’s fees in the event the appeal is unsuccessful AIM filed its initial brief on September 4, 2024. The parties attended mediation on November 5, 2024. The parties did not reach an agreement, and mediation impassed. After mediation, Appellees filed answer briefs and Jorgl and Lautz filed motions for sanctions seeking reimbursement of appellants Attorney’s fees. The appeal and Appellees ‘motions are fully briefed. A bond in the amount of $366,762.11 was posted by AIM for the sanctions to the court on behalf of AIM and counsel on June 21, 2024, pending the appeal . On April 4, 2025, the Appellate court upheld the decision of the lower court and the funds for the which were held in escrow were disbursed in accordance with the ruling. After the funds were disbursed in the amount of $292,180.73 the court returned $74,581.38 to AIM on June 5, 2025. The matter is now concluded

In addition, on July 28, 2025, the Superior Court of Pennsylvania affirmed the September 10, 2024, Order of the Philadelphia Court of Common Pleas dismissing our complaint against BioLife Plasma Services, L.P. Judgement was entered dismissing the case. The parties have 14 days to seek En Banc Review or further Appeal to the Pennsylvania Supreme Court or to take other action in the Common Pleas Court, including reinstatement of BioLife’s counterclaim for $96,000. Subsequent to September 30, 2025, no counterclaim has been filed and the time to do so has expired. The mandate was returned from the Superior Court to the Common Pleas Court on September 11, 2025. BioLife had 30 days from that date to re-assert its counterclaims and did not do so.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

None.

ITEM 6: Exhibits

Exhibit No.	Description
3.1(i)	Certificate of Incorporation as Amended and Restated through the date hereof (incorporated by reference to Exhibit 3.1 (1) to the Company’s Current report on Form 8-K (No. 001-27027) filed October 29, 2025).

3.1(ii)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.7(ii) to the Company’s Current report on Form 8-K (No. 001-27072) filed February 26, 2025).

10.1	April 1, 2025 Equity Distribution Agreement with Maxim (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (No. 333-286319) filed on April 1, 2025).

10.2	April 1, 2025 Agreement between the Company and Messrs. Equels and Rodino (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 001-27072) for period ended June 30, 2025).

10.3	October 16, 2025 Lease extension for Riverton office*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: November 15, 2025

