Form 10-K
period 2025-12-31
AIM ImmunoTech Inc.
filed 2026-03-27
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $6,411,460.

The number of shares of the registrant’s Common Stock outstanding as of March 25, 2026 was 8,147,782.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1.	Business

GENERAL

AIM ImmunoTech Inc. and its subsidiaries are an immuno-pharma company headquartered in Ocala, Florida, and focused on the research and development of therapeutics to treat multiple types of cancers, viral diseases and immune-deficiency disorders for which there are inadequate or unmet therapies. We have established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body, and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

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

The Company’s research and development of Ampligen has included a variety of diseases and health matters:

●	Conducting clinical trials to evaluate the efficacy and safety of Ampligen for the treatment of pancreatic cancer.
●	Evaluating Ampligen across multiple cancers as a potential therapy that modifies the tumor microenvironment with the goal of increasing anti-tumor responses to checkpoint inhibitors.
●	Exploring Ampligen’s antiviral activities and potential use as a prophylactic or treatment for existing viruses, new viruses and the mutated viruses thereof.
●	Evaluating Ampligen as a treatment for myalgic encephalomyelitis/chronic fatigue syndrome (“ME/CFS”) and fatigue and/or the Post-COVID condition of fatigue.
●	Evaluating Ampligen as a vaccine adjuvant in the combination of Ampligen and AstraZeneca’s FluMist as an intranasal vaccine for influenza, including avian influenza.

Based on clinical success as to safety and efficacy in our pancreatic cancer Early Access Program and an ongoing Phase 2 trial, AIM has made the business decision to focus its efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, as we believe that – of all the opportunities a wide-spectrum therapeutic such as Ampligen has – pancreatic cancer treatment is the path that will potentially lead to the most lucrative outcome. While Ampligen showed positive safety and efficacy in trials involving other solid tumor types, we believe that pancreatic cancer presents the best business opportunity. Pancreatic cancer killed more than 100,000 people in the American and European Union markets and more than 450,000 people worldwide as recently as 2022. When AIM looks at the global health problem of pancreatic cancer, we see a large market in an unmet medical need and with relatively little clinical competition. This large unmet market is enhanced by our intellectual property program. We have a well-developed pancreatic cancer program with broad combination therapy patents in the United States, Japan and Europe, as well as market exclusivity provided by orphan drug designations in the United States and the European Union.

Oncology is an area of biotech which can produce multibillion-dollar mergers and acquisitions deals – large-market Phase 3 oncology clinical trials with positive data are a focus for acquisition. AIM strongly believes that such a Phase 3 study will be possible following the ongoing Phase 2 clinical study evaluating Ampligen in combination with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi (durvalumab) in the treatment of metastatic pancreatic cancer patients with stable disease post-FOLFIRINOX standard of care (the “DURIPANC” study). The DURIPANC study is an investigator-initiated, exploratory, open-label, single-center study expected to enroll up to 25 subjects in the Phase 2 portion. The primary objective of the study is the clinical benefit rate of the combination therapy. The secondary/exploratory objectives include assessing overall survival and progression-free survival; exploring immune-monitoring using available tissue biopsies and peripheral immune profiling; and assessing quality of life. Eighteen patients have been enrolled in the study. According to the Erasmus MC Cancer Institute, the promising progression-free survival and overall survival seen in Phase 1 of the study – which we believe supported advancement to the ongoing Phase 2 portion of the study – continue to be seen and that enrollment is ongoing. Erasmus MC expects that detailed data will be published later this year. According to Erasmus MC, there has also been no significant toxicity – an encouraging safety profile for a post-chemo setting – and Ampligen subjects are consistently reporting “high quality of life” during treatment.

In March 2026, we announced an agreement with the PPD clinical research business of Thermo Fisher Scientific to design AIM’s anticipated Phase 3 clinical trial in the use of Ampligen in the treatment of late-stage pancreatic cancer.  Thermo Fisher Scientific is a global leader in scientific progress.

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

Ampligen appears in clinic testing to have potential for standalone efficacy in a number of other solid tumors. We have also seen success in increasing survival rates and efficacy in the treatment of animal tumors when Ampligen is used in combination with checkpoint blockade therapies. In November 2025, we detailed an abstract containing data from a completed Phase 2 advanced recurrent ovarian cancer clinical study utilizing Ampligen. We believe that data from the study, which was conducted by the University of Pittsburgh Medical Center and funded by a Merck grant, demonstrated that when combining three drugs – Ampligen and pembrolizumab, which are both immune therapies, with cisplatin, a chemotherapy – evidence of increased biomarkers associated with T cell chemotaxis and cytolytic function has been seen. Importantly, increases of these biomarkers in the tumor microenvironment have been correlated with favorable tumor responses. These successes in the field of immuno-oncology have guided our efforts toward the potential use of Ampligen as a combinational therapy for the treatment of a variety of solid tumor types. The first of our patent applications in this space was granted by the Netherlands on March 15, 2021.

Please see “Immuno-Oncology” below.

Ampligen as a Potential Antiviral

We have research and pre-clinical history that indicates the broad-spectrum antiviral capability of Ampligen in animals. We hope to demonstrate that it has the same effect in humans. To demonstrate this requires a population infected with a virus among other factors which is why our most recent antiviral focus has been on COVID-19 (the disease caused by SARS-CoV-2) and Long COVID. Previous animal studies yielded positive results utilizing Ampligen to treat numerous viruses, such as Western Equine Encephalitis Virus, Ebola, Vaccinia Virus (which is used in the manufacture of smallpox vaccine) and SARS-CoV-1. We have conducted experiments in SARS-CoV-2 showing Ampligen has a powerful impact on viral replication. The prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against SARS-CoV-2.

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

Ampligen as a Treatment for ME/ CFS and Post-COVID Conditions

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

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet its obligations as they become due. The Company incurred losses from operations and net cash used on operating activities for the years ended December 31, 2025, and 2024, and has a working capital deficit as of December 31, 2025, and 2024. Additionally, its stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“the Exchange”). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. Management evaluated the conditions and the significance in relation to the Company’s ability to meet its obligations and noted that a substantial portion of its outstanding debt is current as of December 31, 2025. If the Company is unable to implement sufficient mitigation efforts, it may need to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition. However, please see “Class E and Class F Warrant Reclassification” below.

On December 11, 2024, the Company received an official notice of noncompliance with the Exchange’s continued listing requirements. This includes the need for the Company to have stockholders’ equity of $6,000,000 or more. The Exchange’s review showed that the Company was not in compliance with that requirement. As required, the Company submitted a plan (the “Plan”) to the Exchange illustrating how it can regain compliance by June 11, 2026. The Exchange accepted the Plan on February 26, 2025, and the Company has submitted quarterly updates to the Exchange since that time. If the Company is not able to regain compliance by June 11, 2026, its common stock may be delisted from the Exchange. As of December 31, 2025, its stockholders’ deficit was approximately ($9,783,000). It must increase its stockholders’ equity to be at least $6,000,000 to regain compliance with this rule. If it is not able to raise sufficient capital as set forth in the Plan or by other means, it may be unable to regain compliance with the Exchange’s listing standards, and its securities could be subject to delisting. In addition, in the event that the price of the common stock drops to $0.10 per share, trading in the common stock will automatically be suspended and the common stock would be subject to delisting. The price dropped below $0.10 and on April 4, 2025, the Company received a delisting letter from the Exchange and trading in its common stock on the Exchange was suspended.

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

On June 11, 2025, the Company was notified by the Exchange that the Company had regained compliance with Section 1003(f)(v) of the Exchange’s Company Guide (low selling price) and that trading in the Company’s Common Stock was reinstated on the Exchange on June 17, 2025.

During the third quarter of 2025, an agreement was reached with a vendor surrounding legal fees. The agreement provided that $3,041,000 of previously billed fees would be forgiven in exchange for payments totaling $1,875,000. The reduction was included as “other income” and accounts payable was reduced.

Class E and Class F Warrant Reclassification

On January 20, 2026, we distributed a stock dividend of one share of our common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026, as well as one share of common stock for every 1,000 outstanding options or 1,000 warrants that has a right to receive stock dividends. The distribution was effected on January 20, 2026. This resulted in a reset of the terms of our Class E and Class F Warrants. Per the reset, the exercise price of these warrants dropped to $1.439, additional warrants were issued and a provision in these warrants that resulted in the classification of these warrants as a liability rather than equity was nullified. This will result in a significant increase in our stockholders’ equity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. All statements, other than statements of historical fact, included or incorporated herein regarding our strategy, future operations, financial position, future revenues, projected costs, plans, prospects and objectives are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “projected,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements and their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, in this Report in Part I, Item 1. “Business”; Part II, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 1. “Legal Proceedings”; and Part II, Item 1A. “Risk Factors”. Among other things, for those statements, we claim the protection of safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements set forth in this presentation speak only as of the date of this presentation. We do not undertake to update any of these forward-looking statements to reflect events or circumstances that occur after the date hereof. We are in various stages of determining whether Ampligen® will be effective in the treatment of multiple types of viral diseases, cancers, and immune-deficiency disorders and the presentation sets forth our current and anticipated future activities. These activities are subject to change for a number of reasons. Significant additional testing and trials will be required to determine whether Ampligen® will be effective in the treatment of these conditions. Results obtained in animal models do not necessarily predict results in humans. Human clinical trials will be necessary to prove whether or not Ampligen® will be efficacious in humans. No assurance can be given as to whether current or planned clinical trials will be successful or yield favorable data and the trials are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the institutions sponsoring other trials. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. Among the studies are clinical trials that provide only preliminary data with a small number of subjects, and no assurance can be given that the findings in these studies will prove true or that the study or studies will yield favorable results. Some of the world’s largest pharmaceutical companies and medical institutions are working on a treatment for COVID-19. Even if Ampligen® proves effective in combating the virus, no assurance can be given that our actions toward proving this will be given first priority or that another treatment that eventually proves capable will not make our efforts ultimately unproductive, as multiple vaccines, and some treatments, are now available and major pharma companies are working to develop their own disease treatments. No assurance can be given that future studies will not result in findings that are different from those reported in the studies referenced in this Report. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. In addition, many countries, including Argentina, are still dealing with COVID-19 outbreaks and have made that their primary focus. We believe that this — along with a massive devaluation of the Argentine peso — may be delaying our commercialization of Ampligen® in Argentina until COVID-19 is more under control. We cannot assure that our potential foreign operations will not be adversely affected by these risks.

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

●	We are a smaller reporting company, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Risk Associated with our Business

●	We will require additional financing which may not be available.
●	We may continue to incur substantial losses and our future profitability is uncertain.
●	Our drug and related technologies are investigational and subject to regulatory approval. If we are unable to obtain regulatory approval in a timely manner, or at all, our operations will be materially harmed and our stock adversely affected.
●	We may be subject to product liability claims from the use of Ampligen, Alferon N Injection, or other of our products which could negatively affect our future operations. We have limited product liability and clinical trial insurance.
●	Uncertainty of health care reimbursement for our products exists.
●	There are risks of liabilities associated with handling and disposing of hazardous materials.
●	Failures of our information technology infrastructure could have a material adverse effect on operations.
●	The loss of services of key personnel could hurt our chances for success.
●	The accounting principles generally accepted in the United States of America (“GAAP”) requires estimates, judgements and assumptions which inherently contain uncertainties.
●	We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), and the loss of such assets would have a severe negative effect on our operations and liquidity.

Risks Associated with Our Products

●	The development of Ampligen is subject to significant risks.
●	The development of Alferon N Injection is subject to significant risks.
●	Possible side effects from the use of Ampligen or Alferon N Injection could adversely affect potential revenues and physician/patient acceptability of our product.

Risks Related to our activities associated with Ampligen’s potential effectiveness as a treatment for COVID-19 or Post-Covid Conditions

●	It is not possible to predict the future of COVID-19, and related Post-COVID Conditions, as a global public health threat or the development of related therapies. No assurance can be given that Ampligen will aid in or be applied to the treatment of this virus.
●	Operating in foreign countries carries with it many risks.

Risks Associated with Our Intellectual Property

●	We may not be profitable unless we can protect our patents and/or receive approval for additional pending patents.
●	The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves complex legal and factual questions.
●	There can be no assurance that we will be able to obtain necessary licenses if we cannot enforce patent license rights we may hold. In addition, the failure of third parties from whom we currently license certain proprietary information or from whom we may be required to obtain such licenses in the future, to adequately enforce their rights to such proprietary information, could adversely affect the value of such licenses to us.
●	There is no guarantee that our trade secrets will not be disclosed or known by our competitors.

Risks Associated with Our R&D

●	We cannot predict what additional studies and/or additional testing, or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products.

Risks Associated with Our Manufacturing

●	There are no long-term agreements with suppliers of required materials and services for Ampligen and there are a limited number of raw material suppliers. If we are unable to obtain the required raw materials and/or services, we may not be able to manufacture Ampligen.
●	Our Alferon N Injection Commercial Sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon N Injection, or if we are unable to identify a CMO or CMOs that meet our requirements, then our operations would most likely be materially and/or adversely affected.
●	There are limited number of organizations in the United States available to provide the final manufacturing steps of formulation, fill, finish and packing sets for Ampligen and Alferon N Injection.
●	There is no assurance that, upon success, manufacture of a drug on a limited-scale basis for investigational use would lead to a successful transition to commercial, large-scale production.
●	We have limited manufacturing experience for Ampligen and Alferon N Injection. We may not be profitable unless we can produce Ampligen, Alferon N Injection or other products in commercial quantities at costs acceptable to us.

Risks Associated with Our Licensing/Collaborations/Joint Ventures

●	If we are unable to achieve licensing, collaboration and/or joint ventures, our marketing strategy for Ampligen will be part of the differing health care systems around the world along with the different marketing and distribution systems that are used to supply pharmaceutical products to those systems.

Risks Associated with Our Marketing and Distribution

●	We have limited marketing and sales capability. If we are unable to obtain additional distributors and our current and future distributors do not market our products successfully, we may not generate significant revenues or become profitable.

Risks Associated with Our Competition

●	Rapid technological change may render our products obsolete or non-competitive.
●	Our products may be subject to substantial competition.

Risks Associated with an Investment in Our Common Stock

●	The market price of our stock may be adversely affected by market volatility.
●	Sales of a significant number of shares of our common stock in the public markets, or the perception that such sales could occur, could depress the market price of our common stock.
●	Provisions of our Certificate of Incorporation and Delaware law could defer a change of our Management, which could discourage or delay offers to acquire us.
●	Our business, financial condition and operating results could be negatively affected as a result of actions by activist investors.

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

Ampligen®

Ampligen is approved for sale in Argentina (to 2026) for severe CFS and is an experimental drug in the United States currently being developed for the treatment of late-stage pancreatic cancer, a lethal and unmet global health problem. Over its developmental history, Ampligen has received various designations, including Orphan Drug Product Designation (FDA and EMA), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA) and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Based on the results of published, peer-reviewed pre-clinical studies and clinical trials, we believe that Ampligen may have broad-spectrum antiviral and anti-cancer properties.

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

We have received approval of our NDA from ANMAT for the commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product would be marketed by GP Pharm – now Filaxis – our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. Collaboration with Filaxis continues for commercial launch of Ampligen in Argentina. To successfully bring this to market, several key steps are necessary, including building disease awareness, providing medical education, securing appropriate reimbursement, developing effective market strategies, and finalizing manufacturing preparations for launch.

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

As to the production of additional Ampligen when and if needed, the validation of the polymer production process with Sterling Pharma Solutions (“Sterling”) is ongoing. This will need to be completed before we can manufacture more polymer, and thus more Ampligen.

Alferon N Injection®

Alferon N Injection is the registered trademark for our injectable formulation of natural alpha interferon. Alferon N Injection is the only natural-source, multi-species alpha interferon currently approved for sale in the United States and Argentina for the intralesional (within lesions) treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older. Alferon N Injection is also approved in Argentina for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferons. Argentina has experienced hyper-inflation and devaluation of its currency compared to the U.S. dollar. Contracts with GP Pharm (Filaxis) are U.S. dollar contracts and the parties must evaluate the impact of the recent devaluation on its relationship. Certain types of human papilloma viruses (“HPV”) cause genital warts, a sexually transmitted disease (“STD”). According to the CDC, HPV is the most common sexually transmitted infection, with approximately 79 million Americans — most in their late teens and early 20s — infected with HPV. In fact, the CDC states that “HPV is so common that nearly all sexually active men and women get the virus at some point in their lives.” Although they do not usually result in death, genital warts commonly recur, causing significant morbidity and entail substantial health care costs.

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

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

We consider patent exclusivity as a crucial component of our business. As of December 31, 2025, we had 28 patents worldwide with 22 additional pending patent applications comprising our intellectual property.

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

In the European Union, ODD carries ten years of market exclusivity after receiving marketing authorization. We have received ODD from the EU for Ampligen used in the treatment of Ebola Virus Disease and Pancreatic Adenocarcinoma, and for Alferon used in the treatment of Middle East Respiratory Syndrome.

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

Immuno-Oncology

The potential of Ampligen as an immuno-oncology therapeutic has been a major focus of AIM since our current leadership took over in 2016. We have been working with the University of Pittsburgh’s chemokine modulation research initiative, which includes the use of Ampligen as a potential adjuvant to modify the tumor microenvironment (“TME”) with the goal of increasing anti-tumor responses to check point inhibitors (“CPI”). As part of this collaboration, we have supplied Ampligen to the University. The study, under the leadership of Robert P. Edwards, MD, chair of gynecologic services at Magee-Women’s Hospital of the University of Pittsburgh School of Medicine (“UPMC”) and Professor of Surgery Pawel Kalinski, M.D., Ph.D., at Roswell Park, Buffalo, N.Y., (who joined UPMC) involved the chemokine modulatory regimen developed by Dr. Kalinski’s group and successfully completed the Phase 1 dose escalation in patients with resectable colorectal cancer.

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors. The underway trials include:

Pancreatic Cancer Trials

●	The DURIPANC Study is a Phase 1b/2 clinical trial combining Ampligen with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi® (durvalumab) for the treatment of late-stage pancreatic cancer. The primary objective of the Phase 1b portion was to determine the safety of combination treatment. Investigators at Erasmus Medical Center (“Erasmus MC”) in the Netherlands have completed the safety evaluation of subjects enrolled in the first dose level of the dose escalation design, finding the combination therapy to be generally well-tolerated with no severe treatment-related adverse events or dose-limiting toxicities. In February 2025, we announced that the Erasmus MC Safety Committee had approved the clinical trial to move forward with Phase 2. In July 2025, we announced a positive mid-year safety and efficacy update that included treatment of 14 subjects. There has been no significant toxicity reported. Three of the 14 subjects (~21%) have progression free survival (PFS) >6 months with an additional 3 subjects (21%) not yet progressed. Overall survival (OS) of >6 months in majority of eligible subjects (64%). In December 2025, we reported positive year-end interim clinical progress that included treatment of 18 subjects; promising PFS and OS continue to be seen. Up to 25 patients are expected to be enrolled in the Phase 2 portion of DURIPANC. Enrollment and dosing are ongoing in Phase 2. In March 2026, we announced an agreement with the PPD clinical research business of Thermo Fisher Scientific to design AIM’s anticipated Phase 3 clinical trial in the use of Ampligen in the treatment of late-stage pancreatic cancer. Thermo Fisher Scientific Inc. is a global leader in scientific progress.

(https://clinicaltrials.gov/study/NCT05927142)

●	The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen in combination with standard of care (SOC) versus SOC alone following first-line therapy, such as FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. AMP-270 is expected to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In March 2022, the FDA granted clearance to proceed with the study. In April 2022, we executed a work order with Amarex to manage the clinical trial. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. The authorization to proceed with the Phase 2 pancreatic cancer clinical trial has been received with potential sites in the Netherlands at Erasmus MC, and also at major cancer research centers in the United States such as The Buffett Cancer Center at the University of Nebraska Medical Center (UNMC). We sought FDA guidance on the expansion of inclusion criteria and treatment arms, then subsequently amended the study protocol. In February 2025, we made a business decision to place screening/enrollment on hold and suspend the study. The study may be redesigned or amended, pending additional data from the ongoing DURIPANC clinical trial. (https://clinicaltrials.gov/ct2/show/NCT05494697).

Advanced Recurrent Ovarian Cancer

●	Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potentially important role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study has been terminated due to lack of funding. https://clinicaltrials.gov/ct2/show/NCT02432378

●	A Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; up to 45 patients to be enrolled; enrollment has commenced, and numerous patients have commenced treatment. In April 2024, researchers released topline data that saw an Objective Response Rate (“ORR”) of 45% in platinum-sensitive subjects with recurrent ovarian cancer. ORR includes complete response (“CR”) and partial response (“PR”) to treatment. There was a total Clinical Benefit Rate (“CBR”) of 55% when including patients who experienced stable disease (“SD”). Researchers also reported a median Progression-Free Survival (“PFS”) of 7.8 months. In July 2024, results posted online indicated 24 patients treated in the study saw an ORR of 50% and no patients had a dose-limiting toxicity reported. Based on these results and other research suggesting a similar effect in other solid tumor types, AIM sees an Ampligen combination therapy as having potential across multiple types of cancers. Additional clinical studies are being planned in these tumor types to further confirm these effects.” https://clinicaltrials.gov/ct2/show/NCT03734692.

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

Early-Stage Prostate Cancer - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment was initiated in this study designed for up to 45 patients. The study was temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and has performed the necessary experiments to replace Intron-A with a generic alpha-interferon. As of August 2025, the study is no longer recruiting patients. A total of 12 patients were enrolled. (See https://clinicaltrials.gov/ct2/show/NCT03899987).

Early-Stage Triple Negative Breast Cancer - The objective of this Phase 1 study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy in patients with early-stage triple negative breast cancer. The now completed (as of September 2022) topline results from the study confirm the positive findings that were previously presented at the 2022 Society for Immunotherapy of Cancer (SITC) 37th Annual Meeting in a poster presentation titled Safety and efficacy of de-escalated neoadjuvant chemoimmunotherapy of triple negative breast cancer (TNBC) using chemokine-modulating regimen (rintatolimod, IFN-α2b, celecoxib). The primary endpoint of the study was safety and tolerability. The results demonstrated that treatment was well-tolerated with mostly grade 1 or 2 treatment-related adverse events (TRAEs) without dose-limiting toxicities (DLTs) or delayed or immune-related toxicities. DLT was defined as grade 3 or higher toxicities within the first 3 weeks. Secondary endpoints included pCR rate where 5/9 (56%) of patients attained pCR and 1 more patient attained ypTmic. Tumor and blood biomarkers were also analyzed in exploratory studies. (See https://clinicaltrials.gov/ct2/show/NCT04081389).

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

Ampligen as a Treatment for ME/CFS and Post-COVID Conditions

In July 2023, we enrolled and dosed the first patient in our Phase 2 study evaluating Ampligen® as a potential therapeutic for people with post-COVID conditions (“AMP-518”). We announced in August 2023 that the study had met the planned enrollment of 80 subjects ages 18 to 60 years who have been randomized 1:1 to receive twice-weekly intravenous infusions of Ampligen or placebo for 12 weeks, with a follow-up phase of two weeks. All patients have completed the study, and topline data was reported in February 2024.

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

The FDA has authorized the AMP-511 Expanded Access Program (“AMP-511”), an open-label expanded access treatment protocol (AMP-511) allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to receive Ampligen to treat this serious and chronic condition. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021, 2022, 2023, 2024 and 2025. At this time, we do not plan on passing this adjustment along to the patients in this program. In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms known as Post-COVID conditions. As of December 31, 2025, there were 4 patients enrolled in this open-label expanded access treatment protocol (including one patient with Post-COVID Conditions). In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

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

We are holding off on further research and development in ME/CFS/Long-COVID until the ongoing DURIPANC clinical study in pancreatic ductal adenocarcinoma is complete.

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

We announced in February 2025 our intention to pursue a study of a potential avian influenza combination therapy of Ampligen and AstraZeneca’s FluMist, a nasal spray vaccine that helps prevent seasonal influenza. The new proposed clinical trial would expand upon previous Company-sponsored clinical research at the University of Alabama-Birmingham (“UAB”), which indicated that intranasal delivery of Ampligen after the intranasal delivery of the FluMist seasonal influenza vaccine increased the immune response to seasonal variants in the vaccine by greater than four-fold and induced cross-reactive secretory Immunoglobulin A against highly pathogenic avian influenza virus strains H5N1, H7N9 and H7N3. We are seeking collaborative grants from government and industry to defray the cost of the study. We believe that pre-clinical and clinical work to date – combined with the ever-growing threat of Avian influenza – strongly supports our decision to move forward with this second Ampligen and FluMist study in humans

MANUFACTURING

ANMAT in Argentina approved Ampligen for commercial distribution for the treatment of CFS in 2016. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. We are collaborating with GP Pharm, now Filaxis, on the commercial launch of Ampligen in Argentina (See “Our Products; Ampligen” above).

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

MARKETING/DISTRIBUTION

In May 2016, we entered into a five-year, exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm, now Filaxis. Under this Agreement, GP Pharm was responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. We also granted GP Pharm an option to market Alferon N Injection in Argentina and other Latin America countries. They have since decided to discontinue this effort with Alferon, but we continue to search for other partners in Argentina to continue this project. The contract was extended in May 2021 with an end date of May 24, 2024. While we are in discussions with Filaxis to extend the agreement, we are also open to the possibility of looking for a new partner. In August 2021, ANMAT granted a five-year extension to a previous approval to sell and distribute Ampligen to treat severe CFS in Argentina. This extends the approval until 2026.

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

COMPETITION

The major pharmaceutical competitors for Ampligen include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Revolution Medicines, Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen on the immune system, we cannot assure that we will be able to compete.

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

HUMAN CAPITAL

As of December 31, 2025, we had personnel consisting of 19 full-time employees and two part-time employees. Five of the combined personnel are engaged in our research, development, clinical and manufacturing efforts, with 16 performing regulatory, general administration, data processing, including bio-statistics, financial and investor relations functions. We have no union employees.

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

ITEM 1A.	Risk Factors

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

We are not currently in compliance with the Exchange’s stockholders’ equity rule because our stockholders’ equity is less than the required minimum of $6,000,000. Pursuant to the letter from the Exchange informing us of this non-compliance, we submitted a Plan to the Exchange illustrating how we can regain compliance by June 11, 2026. The Exchange did accept our plan, however if, we are not able to regain compliance by June 11, 2026, our common stock may be delisted from the Exchange. As of December 31, 2025, our stockholders’ (deficit) was approximately ($9,783,000). We must increase our stockholders’ equity to be at least $6 million to regain compliance with this rule. If we are not able to raise sufficient capital, we may be unable to regain compliance with the Exchange’s listing standards. We intend to take all reasonable measures available to regain compliance under the Exchange’s listing rules and remain listed on the Exchange.

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

We are a smaller reporting company, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

It is possible that some investors will find our common stock less attractive as a result of the foregoing, which may result in a less active trading market for our common stock and higher volatility in our stock price.

Risks Associated with Our Business

We will require additional financing which may not be available.

The development of our products requires the commitment of substantial resources to conduct the time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. As of December 31, 2025, we had approximately $3,047,000 in cash, cash equivalents and marketable securities. At present we do not generate any material revenue from our operations, and we do not anticipate doing so in the near future. We will need to obtain additional funding in the future for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies.

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

As of December 31, 2025, our accumulated deficit was approximately $440,786,000. As with many biotechnology companies, we have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop our products. We cannot assure that our product development efforts will be successfully completed or that required regulatory approvals will be obtained or that any products will be manufactured and marketed successfully or be profitable.

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

The FDA’s regulatory review and approval process is extensive, lengthy, expensive and inherently uncertain. To receive approval for a product candidate, we must, among other things, demonstrate to the FDA’s satisfaction with substantial evidence from well-controlled pre-clinical and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Before we can sell Ampligen for any use or promote Alferon N Injection for any use other than as Alferon N Injection for treatment of refractory or recurring genital warts, we will need to file the appropriate NDA with the FDA in the U.S. and the appropriate regulatory agency outside of the U.S. where we intend to market and sell such products. We have filed an NDA with the FDA for the use of Ampligen to treat CFS. The FDA issued a Complete Response Letter (“CRL”) in February 2013 for this NDA and provided recommendations to address certain outstanding issues before they could approve Ampligen for Commercial Sales. The Agency stated that the submitted data do not provide substantial evidence of efficacy of Ampligen for the treatment of CFS and that the data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data. The FDA indicated that we needed to conduct additional work. Therefore, ultimate FDA approval, if any, may be delayed indefinitely and may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be successful or considered sufficient by the FDA for approval or even to make our applications approvable. If any of these outcomes occur, we may be forced to abandon one or more of our future applications for approval, which might significantly harm our business and prospects. As a result, we cannot predict if or when we might receive regulatory approval for the use of Ampligen to treat CFS or for any other uses, or for the use of any other products. Even if regulatory approval from the FDA is received for the use of Ampligen to treat CFS or for any other uses, or, eventually, for the use of any other product, any approvals that we obtain could contain significant limitations in the form of narrow indications, patient populations, warnings, precautions or contra-indications or other conditions of use, or the requirement that we implement a risk evaluation and mitigation strategy. In such an event, our ability to generate revenues from such products could be greatly reduced and our business could be harmed.

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

Our ability to successfully commercialize our products will depend, in part, on the extent to which reimbursement for the cost of such products and related treatment will be available from government health administration authorities, private health coverage insurers and other organizations. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and from time-to-time legislation is proposed, which, if adopted, could further restrict the prices charged by and/or amounts reimbursable to manufacturers of pharmaceutical products. We cannot predict what, if any, legislation will ultimately be adopted or the impact of such legislation on us. There can be no assurance that third-party insurance companies will allow us to charge and receive payments for products sufficient to realize an appropriate return on our investment in product development.

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

We utilize various software applications and other information technology that are critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic and financial information, to manage a variety of business processes and activities. We depend on our information technology infrastructure to communicate internally and externally with employees, consultants and others. We also use information technology networks and systems to comply with regulatory, legal, and tax requirements. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks, or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our financial condition and results of operations may be materially and adversely affected. Please see Item 1C. Cybersecurity in Part I.

The loss of services of key personnel could hurt our chances for success.

Our success is dependent on the continued efforts of our staff, especially certain doctors and researchers. The loss of the services of personnel key to our operations, or the failure to recruit additional personnel as needed, could have a materially adverse effect on our operations and on our overall ability to achieve our objectives.

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

We currently, and may in the future, have assets held at financial institutions that may exceed the insurance coverage offered by the Federal Deposit Insurance Corporation (“FDIC”), and the loss of such assets would have a severe negative effect on our operations and liquidity.

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

The FDA, in its February 1, 2013 CRL provided recommendations to address certain outstanding issues before they could approve Ampligen for Commercial Sales. The Agency stated that the submitted data do not provide sufficient information to determine whether the product is safe for use in CFS due to the limited size of the safety database and multiple discrepancies within the submitted data.

If approved, one or more of the potential side effects of the drug might deter usage of Ampligen in certain clinical situations and therefore could adversely affect potential revenues and physician/patient acceptability of our product.

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

To date, no consistent policy has emerged regarding the breadth of protection afforded by pharmaceutical and biotechnology patents. There can be no assurance that new patent applications relating to our products, process or technology will result in patents being issued or that, if issued, such patents will afford meaningful protection against competitors with similar technology. It is generally anticipated that there may be significant litigation in the industry regarding patent and intellectual property rights. Such litigation could require substantial resources from us, and we may not have the financial resources necessary to enforce the patent license rights that we hold. No assurance can be made that our patents will provide competitive advantages for our products, process and technology or will not be successfully challenged by competitors. No assurance can be given that patents do not exist or could not be filed, which would have a materially adverse effect on our ability to develop or market our products or to obtain or maintain any competitive position that we may achieve with respect to our products. Our patents also may not prevent others from developing competitive products or processes using related technology.

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

Risks Associated with Our R&D

We cannot predict what additional studies and/or additional testing, or information may be required by the FDA. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products.

Due to the inherent uncertainty involved in the design and conduct of clinical trials and the applicable regulatory requirements, including the factors discussed above in “Business” we cannot predict what additional studies and/or additional testing, or information may be required by the FDA. In addition, most of our studies to date have involved only a small group of participants and positive results in such a small group does not mean that such results will prove true in studies with a much larger group of participants. Accordingly, we are unable to estimate the nature, timing, costs and necessary efforts to complete these projects nor the anticipated completion dates. In addition, we have no basis for estimating when material net cash inflows may commence. We have yet to generate significant revenues from the sale of these developmental products. Please see “We will require additional financing which may not be available” above.

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

While we produced limited quantities of API for our products in our prior New Brunswick, NJ facility, the sale of this facility necessitated our exploring the engagement of a CMO to produce API for both Ampligen and Alferon. At the present, we may not have sufficient API to make an additional batch of Ampligen utilizing our current GMP manufacturing process. We are continually exploring new efficiencies to maximize our ability to fulfill future obligations. We currently have in stock sufficient supplies to meet our current projected clinical needs. If these needs should increase drastically beyond current expectations or should current stocks unexpectedly expire before expectations and we are unable to successfully manufacture additional API, this would adversely affect our ability to continue clinical development. Currently, the Alferon N Injection manufacturing process is on hold and there is no definitive timetable for its restart. Please see “Our Alferon N. Injection commercial sales were halted due to lack of finished goods inventory. If we are unable to gain the necessary FDA approvals related to Alferon N Injection, our operations most likely will be materially and/or adversely affected” below.

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

We are exploring engaging a Contract Manufacturing Organization (“CMO”) to produce Alferon active pharmaceutical ingredients (“API”). At present, we do not have a supply of Alferon N Injection or the requisite API. Additionally, although our prior New Brunswick facility was FDA approved under the BLA for Alferon N Injection, this status will need to be reapproved when a CMO or a new facility is identified for the production of the drug. We cannot provide any guarantee that a CMO or other future facility will pass an FDA pre-approval inspection for Ampligen or Alferon N Injection manufacture.

If we are unable to gain the necessary FDA approvals related to the manufacturing process and/or final product of new Alferon N Injection inventory or contract with a CMO, our operations most likely will be materially adversely affected.

There are limited number of organizations in the United States available to provide the final manufacturing steps of formulation, fill, finish and packing sets for Ampligen and Alferon N Injection.

There are a limited number of organizations in the United States available to provide the final steps in the manufacturing for Ampligen and Alferon N Injection. To formulate, fill, finish and package our products (“fill and finish”), we require an FDA-approved third party CMO.

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

Should there be an unanticipated delay in producing or receiving new product or should we experience an unexpected demand for Ampligen, our ability to supply Ampligen most likely will be adversely affected. If we are unable to procure services needed in the manufacturing process, we may be unable to manufacture Ampligen and/or Alferon N Injection. The costs and availability of products and materials we need for the production of Ampligen and the commercial production of Alferon N Injection and other products which we may commercially produce are subject to fluctuation depending on a variety of factors beyond our control, including competitive factors, changes in technology, and FDA and other governmental regulations and there can be no assurance that we will be able to obtain such products and materials on terms acceptable to us or at all.

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

We have received approval of our NDA from ANMAT for commercial sale of rintatolimod (U.S. tradename: Ampligen) in the Argentine Republic for the treatment of severe CFS. The product will be marketed by GP Pharm, now renamed Filaxis, our commercial partner in Latin America. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. We are currently working with Filaxis on the commercial launch of Ampligen in Argentina. Commercialization in Argentina will require, among other things, Filaxis to establish disease awareness, medical education, creation of an appropriate reimbursement level, design of marketing strategies and completion of manufacturing preparations for launch.

The next steps in the commercial launch of Ampligen include ANMAT conducting a final inspection of the product and release tests before granting final approval to begin commercial sales. This testing and approval process is currently delayed due ANMAT’s internal processes. Once final approval by ANMAT is obtained, Filaxis will begin distributing Ampligen in Argentina. We continue to pursue our Ampligen NDA, for the treatment of CFS with the FDA.

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

Ampligen. Our flagship product, Ampligen, is being evaluated as a potential treatment for COVID-19, myalgic encephalomyelitis/chronic fatigue syndrome (ME/CFS) and COVID-induced CFS symptoms (“Post-COVID conditions”), as well as multiple types of cancers. With regard to COVID-19, multiple global companies are actively working to develop therapies for COVID-19, including several companies which have successfully developed vaccines and treatments. It is possible that these or other companies may be developing therapies that are similar to that which we are attempting to develop and could therefore develop them first. Some of these potential products may have an entirely different approach or means of accomplishing similar therapeutic effects to products being developed by us. These competing products may be more effective and less costly than our products. In addition, conventional drug therapy, surgery and other more familiar treatments may offer competition to our products. Furthermore, many of our competitors have significantly greater experience than we do in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA, The Health Protection Branch of the Canada Department of National Health and Welfare (“HPB”), European Medicines Agency (EMA) and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining FDA, HPB, EMA or other regulatory product approvals more rapidly than us. There are no drugs approved for U.S. commercial sale for the treatment of CFS; standard of care is to focus on symptom relief, such as addressing pain or depression. The dominant competitors with drugs to treat disease indications which we plan to address include Pfizer, GlaxoSmithKline, Merck & Co., Novartis and AstraZeneca. Biotech competitors include Baxter International, Fletcher/CSI, AVANT Immunotherapeutics, AVI BioPharma and Genta. These potential competitors are among the largest pharmaceutical companies in the world, are well known to the public and the medical community, and have substantially greater financial resources, product development, and manufacturing and marketing capabilities than we have. Although we believe our principal advantage is the unique mechanism of action of Ampligen on the immune system, we cannot assure that we will be able to compete.

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

Our common stock is listed for quotation on the NYSE American. For the year ended December 31, 2025, the trading price of our common stock has ranged from $1.21 to $24.25 per share. For the two months ended February 28, 2026, the trading price of our common stock has ranged from $0.79 to $1.30 per share. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly.

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

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management and might discourage a third party from offering to acquire us, even if a change in control or in Management would be beneficial to our stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. On November 14, 2017, at the direction of the Board, we amended and restated the Rights Agreement between us and, American Stock Transfer & Trust Company, LLC, its current Rights Agent. Pursuant to the original Rights Agreement, our Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock to stockholders of record at the close of business on November 29, 2002. Each Right entitles the registered holder to purchase from us a unit consisting of one one-hundredth of a share (a “Unit”) of Series A Junior Participating Preferred Stock, par value $0.01 per share at a Purchase Price of $21.00 per Unit, subject to adjustment. While our Rights Agreement was scheduled to expire in late 2022, we extended it on May 12, 2023 and will now expire on May 12, 2028.

Our business, financial condition and operating results could be negatively affected as a result of actions by activist investors.

A proxy contest and related litigation could have a material adverse effect on us for the following reasons:

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

Our management team, in conjunction with third-party IT and cybersecurity service providers, is responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes directly or via selection of strategic third-party partners, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged by us for strategic cyber risk management, advisory and decision making. Our Audit Committee assists management in oversight and administration of our cyber risk management program.

We periodically have an assessment performed by a third-party specialist of our cyber risk management program. The periodic risk assessment identifies, quantifies, and categorizes material cyber risks. In addition, in conjunction with the third-party cyber risk management specialists we develop a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the periodic assessment process.

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

Our principal executive and finance office is located at 2117 SW Highway 484, Ocala FL 34473, the human resource office is located at 604 Main Street, Riverton, NJ 08077 and manufacturing is located at 671A US-1 South, North Brunswick, NJ 08902. We currently lease our principal executive office and finance for $3,744 per month, our human resource office for $3,000 per month and our manufacturing office for $17,080 per month.

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

AIM ImmunoTech, Inc. v. Tudor, et al., in the United States District Court for the Middle District of Florida, Ocala Division, Case No. 5:2022cv00323.

On April 22, 2024, the District Court issued an order granting-in-part Lautz and Jorgl’s Rule 59(e) and Rule 11 motions, respectively. The court entered an order finding Jorgl and Lautz were entitled to recover attorney’s fees and costs and entered judgment on behalf of Jorgl for $216,936, and on behalf of Lautz for $76,473. AIM appealed these judgments to the United States Court of Appeals for the Eleventh Circuit, and secured a stay of the enforcement of the judgment spending the 11th Circuit Appeal. AIM’s appeal did not seek damages. AIM filed its initial brief on September 4, 2024. The parties attended mediation on November 5, 2024. The parties did not reach an agreement, and mediation impassed. After mediation, Appellees filed answer briefs and Jorgl and Lautz filed motions for sanctions seeking reimbursement of appellants Attorney’s fees. The appeal and Appellees ‘motions were fully briefed.

On June 18, 2024, The Carlyle Appellate Law firm was engaged for the above referenced appeal. The Carlyle Appellate Law firm filed a notice of appearance in that matter. AIM was exposed in this matter for the amount of those Judgments (which was bonded by AIM), interest on those judgements, as well as potentially paying attorney’s fees in the event the appeal was unsuccessful. AIM filed its initial brief on September 4, 2024. The parties attended mediation on November 5, 2024. The parties did not reach an agreement, and mediation impassed. After mediation, Appellees filed answer briefs and Jorgl and Lautz filed motions for sanctions seeking reimbursement of appellants Attorney’s fees. The appeal and Appellees ‘motions were fully briefed. A bond in the amount of $366,762 was posted by AIM for the sanctions to the court on behalf of AIM and counsel on June 21, 2024, pending the appeal.

On April 4, 2025, the Appellate court upheld the decision of the lower court and the funds for the which were held in escrow were disbursed in accordance with the ruling. After the funds were disbursed in the amount of $292,181 the court returned $74,581 to AIM on June 5, 2025. The case is now concluded.

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

On August 27, 2024, counsel to Kellner delivered to us a demand for certain books and records under Section 220 of the DGCL, and a letter requesting that we reimburse him for his fees and expenses incurred in the Kellner litigation. In the request for fee reimbursement letter, Kellner stated that he was prepared to file an action in the Delaware Court of Chancery to require AIM to pay his fees and expenses if the matter could not be resolved without court intervention. By letter dated, November 8, 2024, AIM, through its counsel, denied the request, noting, among other things, that the Delaware Supreme Court issued an order on July 29, 2024, denying Kellner’s Motion for Reargument of the appeal in the Kellner litigation, directing that the case be closed, and specifically ruling that “the case is not remanded for an award of attorneys’ fees and costs.”

BioLife

On September 6, 2024, the parties filed a Stipulation with the Court dismissing the counterclaims, without prejudice, in order to allow the Superior Court (appellate) to consider the Appeal issues without the need for duplicate trials. The Stipulation was accepted by the Court on October 17, 2024 dismissing the counterclaims. On October 7 we perfected our Appeal in the Superior Court. On November 7, 2024, we served our Concise Statement of Matters Complained of on Appeal. The Superior Court issued a briefing schedule that required that our opening brief was due on January 21, 2025 and Appellee’s response was due 30 days thereafter. We filed our Answer. Appellee requested and was granted a 30-day extension. The Appellee sought and was granted an extension to file its Appellee’s Brief until March 24, 2025. On March 24, 2025, Appellee filed its brief. Our Reply Brief was due two weeks thereafter.

On July 28, 2025 the Superior Court of Pennsylvania affirmed the September 10, 2024 Order of the Philadelphia Court of Common Pleas dismissing our complaint against BioLife Plasma Services, L.P. Judgement was entered dismissing the case. The parties had 14 days to seek En Banc Review or further Appeal to the Pennsylvania Supreme Court or to take other action in the Common Pleas Court, including reinstatement of BioLife’s counterclaim for $96,000. No further action has been taken by either party. The case is now concluded.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed and traded on the NYSE American under the symbol AIM.

Holders of Common Stock

As of March 26, 2026, there were approximately 27 holders of record of our Common Stock. This number was determined from records maintained by our transfer agent and does not include beneficial owners of our securities whose securities are held in the names of various dealers and/or clearing agencies.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Dividends

On December 30, 2025, we declared a stock dividend of one share of common stock for every 1,000 shares of outstanding common stock as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (“Alternate Securities”). Subsequent to December 31, 2025, the dividend was issued to stockholders and Alternate Securities holders of record at the close of business on January 9, 2026.

Resulting fractional shares were rounded down and any resulting fractional shares remaining after the foregoing rounding down were distributed in cash to each stockholder and Alternate Securities holder who would otherwise have been entitled to receive such fractional shares, based on a share price of $1.305.

Recent Sales of Unregistered Securities

On March 4, 2025, Mr. Equels purchased 833 shares of our common stock at a purchase price of $12.00 per share . On April 11, 2025, Mr. Equels purchased 19,685 shares of common stock at a purchase price of $2.54 per share. On April 11, 2025 Dr. Mitchell purchased 1,969 shares of our common stock at a purchase price of $2.54 per share. On April 11, 2025, Mr. Kellner purchased 19,695 shares of our common stock at a purchase price of $2.54 per share.

All purchases were under the Employee Stock Purchase Plan. No commissions were paid with regard to these sales. The sales were made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6.	[Reserved]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is related to our financial condition and results of operations for the two years ended December 31, 2025. This information should be read in conjunction with our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-K. Please also see “Special Note Regarding Forward Looking Statements and Summary Risk Factors” in ITEM 1. Business.

RESULTS OF OPERATIONS

Year ended December 31, 2025, versus year ended December 31, 2024

Our net loss was approximately $13,958,000 and $17,320,000 for the years ended December 31, 2025, and 2024, respectively, representing a decrease in net loss of approximately $3,362,000 or 19% when compared to the same period in 2024. This decrease in net loss for the year ended December 31, 2025, was primarily due to the following:

●	a decrease in general and administrative expenses of $6,014,000;
●	a decrease in research and development expenses of $2,273,000;
●	an increase on gain from investments of $110,000;
●	an increase in the change in fair value of warrants of $186,000;
●	a decrease in loss from sale of income tax operating losses of $1,604,000.

These improvements were offset by:

●	Losses recognized from warrant issuance of $3,977,000;
●	a decrease in interest/other income of $2,009,000;
●	an increase in issuance costs of $433,000;
●	an increase in interest expense of $227,000;
●	an increase in production costs of $97,000;
●	a decrease in revenue of $82,000.

Net loss per share was $ (8.62) and $ (30.92) for the years ended December 31, 2025, and 2024, respectively. The weighted average number of shares of our common stock outstanding as of December 31, 2025, was 1,618,617 as compared to 560,169 as of December 31, 2024.

Revenues

Revenues from our Ampligen® Cost Recovery Program were $88,000 and $170,000 for the years ended December 31, 2025, and 2024, representing a decrease of $82,000 which is primarily related to the fluctuation of patient participation.

Interest and other income

Interest and other income was $3,183,000 and $5,192,000 for the years ended December 31, 2025, and 2024, respectively. Other income for the year ended December 31, 2025, was primarily attributable to an agreement reached with a vendor surrounding disputed legal fees. The agreement related to a liability classified as accounts payable of $4,916,000 and stipulated that $3,041,000 of previously billed fees would be forgiven in exchange for payments totaling $1,875,000. The forgiven fees were classified as other income in 2025. Primary components of other income for the year ended December 31, 2024, included D&O insurance proceeds of $4,250,000 and a vendor credit of $657,000. None of the above-mentioned items are considered recurring.

Production Costs

For the years ended December 31,2025 and 2024, production costs were approximately $128,000 and $31,000, respectively, reflecting an increase of $97,000 in the current period. This increase was primarily due to the increase in production costs incurred for the manufacturing of Ampligen.

Research and Development Costs

For the year ended December 31, 2025, research and development (“R&D”) expenses totaled approximately $3,924,000, compared to $6,197,000 in the prior year, representing a decrease of approximately $2,273,000. This reduction was primarily driven by a $1,290,000 decrease in company sponsored clinical trial expenses, a $1,920,000 reduction in salaries and consultant fees, a $163,000 decrease in rent and office expenses, and $18,000 net in other cost reductions. This is offset by an increase in patent and trademark expenses of $1,053,000 together with a $65,000 increase in IT expenses.

General and Administrative Expenses

For the years ended December 31, 2025, and 2024, general and administrative (“G&A”) expenses were approximately $7,700,000 and $13,714,000, respectively, reflecting a decrease of approximately $6,014,000. This reduction was primarily driven by a $4,384,000 decrease in legal, financial and consulting fees, which were higher in the prior year due to expenses incurred in response to stockholder nomination litigation issues. Also contributing to, the reduction was a decrease of $544,000 in stock comp expenses, a decrease of $469,000 of investment banker fees, a $448,000 decrease in salaries, a $236,000 decrease in public relation expenses, a $195,000 decrease in director fees, a $37,000 decrease in insurance expenses, a $27,000 decrease in office supplies and expenses, and an $18,000 decrease in travel expenses, which is offset by an increase in rent expense of $46,000, taxes and license fees of $160,000, an increase in SEC filing fees of $115,000, and $23,000 of increases in other expenses.

Gain (loss) on Investments

For the years ended December 31, 2025, and 2024, gain (loss) on investments was approximately 17,000 and ($93,000), respectively, reflecting an increase in investment gain of approximately $110,000. This gain was primarily driven by changes in the fair value of equity investments.

Warrant issuances

On July 30, 2025, we announced the closing of a public offering of an aggregate of 2,000,000 shares of our common stock (or pre-funded warrants in lieu thereof), Class E warrants to purchase up to 2,000,000 shares of common stock, and Class F warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant) and accompanying warrants. The warrants were issued with an exercise price of $4.00 per share and were exercisable immediately upon issuance. The Class E warrants will expire on the fifth anniversary of the original issuance date, and the Class F warrants will expire on the eighteen-month anniversary of the original issuance date. Gross proceeds, before deducting placement agent fees and offering expenses, were approximately $8,000,000. Maxim Group LLC acted as sole placement agent in connection with this offering.

Based on a review of the Class E and F warrants, it was determined that the warrants met the liability criteria described in Accounting Standards Codification 480. Accordingly, as the warrants might require us to issue additional stock under certain circumstances, a loss was recognized and the resulting computed value was classified as a liability on our balance sheet at December 31, 2025.

Gain (loss) from sale of income tax operating losses

In the prior year, we recognized a ($1,604,000) impact related to the sale of our net operating losses (NOLs) under the New Jersey Technology Business Tax Certificate Transfer Program. This decline was primarily due to our company reaching the program’s lifetime cap of $20,000,000 in cumulative NOL sales. Accordingly, as of December 31, 2025, we had no remaining net operating loss carryforwards available for future sales.

Liquidity and Capital Resources

Cash used in operating activities for the year ended December 31, 2025, was approximately $10,957,000 compared with approximately $14,888,000 for the same period in 2024, a decrease of $3,931,000. Net cash used in operating activities for the year ended December 31, 2025, was impacted by a net loss of approximately $13,958,000, an improvement from a net loss of approximately $17,320,000 in 2024. This reduction was largely driven by a $4,385,000 decrease in legal, financial and consulting fees, which were higher in the prior year due to expenses incurred in response to stockholder nomination litigation issues. Non- cash operating activity adjustments were $3,879,000 for the year ended December 31, 2025, compared with $2,136,000 for the year ended December 31, 2024. In 2025, $1,138,000 of patents and trademarks expired or were abandoned compared with $48,000 in the prior year. Additionally, during the year ended December 31, 2025, the Company recognized a gain of $3,041,000 from the settlement of disputed legal fees and a loss of $4,411,000 from the issuance of class E and F warrants. During the year ended December 31, 2024, significant non-cash operating activity adjustments included $686,000 of equity based compensation, compared with $60,000 during the year ended December 31, 2025.

Changes in cash flows from operating activities related to changes in assets and liabilities were ($878,000) and $296,000 for the years ended December 31, 2025, and 2024, respectively. During the year ended December 31, 2024, the Company received $1,184,000 from the sale of New Jersey operating losses. In the prior year, we recognized proceeds from the sale of our net operating losses (NOLs) under the New Jersey Technology Business Tax Certificate Transfer Program. In 2024 the Company reached the program’s lifetime cap of $20,000,000 in cumulative NOL sales. Accordingly, as of December 31, 2025, we had no remaining net operating loss carryforwards available for future sales.

Cash provided by investing activities was $1,853,000 in 2025 and $4,706,000 in 2024, reflecting a $2,853,000 year-over-year decrease. The primary driver of this decrease was $2,322,000 in proceeds from the sale of marketable securities in 2025, compared with $5,623,000 in 2024.

Cash provided by financing activities totaled $10,388,000 in 2025, compared with $6,444,000 in 2024, reflecting a $3,944,000 year-over-year increase. This increase was primarily driven by the proceeds of $7,314,000 from the issuance of warrants compared with $3,303,000 from warrant transactions during the year ended December 31, 2024.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. As noted above, as of December 31, 2025, we had approximately $3,047,000 in cash, cash equivalents and marketable securities, inclusive of approximately $62,000 in marketable securities, representing a decrease of approximately $930,000 from December 31, 2024.

We continued to report losses from operations as of December 31, 2025, and have a working capital deficit. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements. See Note 1 to our audited Consolidated Financial Statements. Please see “Risk Factors - We have a history of losses, expect to continue to incur losses in the near term and may not achieve or sustain profitability in the future, and as a result, there is a substantial doubt about our ability to continue as a going concern.”

The accompanying audited consolidated financial statements have been prepared assuming that we will continue as a going concern. On December 31, 2025, our current liabilities exceeded our current assets by $2,929,000 which further raises doubt about our ability to continue as a going concern. Additionally, at December 31, 2025, our stockholders’ equity was below the minimum requirements for continued listing on the NYSE American. However, please see “Class E and Class F Warrant Reclassification” in Item 1. Business above.

At December 31, 2024, Management evaluated the conditions, and the significance of those conditions related to our ability to meet our obligations and noted a working capital deficit of $5,359,000. It was determined that the primary cause of the working capital deficit was related to an accounts payable balance of approximately $6,400,000. This balance included approximately $4,900,000 of legal fees related to litigation. During 2025 we successfully negotiated with the law firm to reduce prior billings. These negotiations resulted in a favorable outcome which partially mitigated the working capital deficit in 2025.

On March 6, 2026, we completed a rights offering (the “2026 Rights Offering”) to our stockholders and to holders of certain of our outstanding options and warrants that had the right to participate in the 2026 Rights Offering as of February 10, 2026, the record date. In the Rights Offering we issued non-transferable subscription rights to purchase 1,842 Units. Each Unit consists of one share of Series G Convertible Preferred Stock (the “G Preferred”) and 2,000 warrants to purchase common stock (the “G Warrants”). Each share of G Preferred is convertible, at the option of the holder at any time, into a number of shares of our common stock equal to the quotient of the stated value of the Preferred Stock ($1,000) divided by $1.00, the conversion price. Each G Warrant is exercisable for one share of our common stock at an exercise price of $1.00 per share from March 6, 2026, the date of issuance, through its expiration five years from the date of issuance. Although the 2026 Rights Offering closed after Fiscal year end December 31, 2025, it raised approximately $1,800,000 in gross proceeds.

On September 6, 2024, an amendment to an agreement dated April 7, 2022, was executed by us and Amarex clarifying and changing the nature of the remaining execution fee of $725,437. The amendment allowed that the remainder would not be exclusive to the agreement dated on April 7, 2022, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash. Due to the changes brought about by the amendment, the nature of the payment changed to deposit status. At December 31, 2025, we had an outstanding deposit of approximately $205,000, which may be used to offset future clinical research expenditures. This deposit is listed as a non-current asset on the balance sheet but could provide working capital if the timing of expenditures are realized within the next 12 months.

We entered into an amendment to a Promissory Note with our lender on March 10, 2026. The maturity date for the Note was extended until June 30, 2026. Other than the maturity date extension, there were no other changes to the agreement.

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

Potential Delisting from the NYSE American.

On December 11, 2024, we received an official notice of noncompliance with the NYSE American’s continued listing requirements. This includes the need for us to have stockholders’ equity of $6,000,000 or more. The NYSE American’s review showed that we were not in compliance with that requirement. As required, we submitted a plan (the “Plan”) to the NYSE American illustrating how we can regain compliance by June 11, 2026. The Plan includes a number of ways to raise capital. The NYSE American accepted our Plan on February 26, 2025. If we are not able to regain compliance by June 11, 2026, our common stock may be delisted from the NYSE American. As of December 31, 2025, our stockholders’ deficit was approximately ($9,783,000). We must increase our stockholders’ equity to be at least $6,000,000 to regain compliance with this rule. If we are not able to raise sufficient capital as set forth in the Plan or by other means, we may be unable to regain compliance with the NYSE American’s listing standards, and our securities could be subject to delisting. In the event that the price of our Common Stock drops to $0.10 per share, our Common Stock will automatically be delisted from the NYSE American. However, please see “Class E and Class F Warrant Reclassification” in Item 1. Business above.

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

On June 11, 2025, the Company was notified by the Exchange that the Company had regained compliance with Section 1003(f)(v) of the Exchange’s Company Guide (low selling price) and that trading in the Company’s Common Stock was reinstated on the Exchange on June 17, 2025.

We are committed to a focused business plan oriented toward finding senior co-development partners with the capital and expertise needed to commercialize the many potential therapeutic aspects of our experimental drugs and our FDA approved drug Alferon N Injection.

The development of our products requires the commitment of substantial resources to conduct time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we do not have adequate funds to meet our anticipated operational cash needs and fund current clinical trials. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We will need to obtain additional funding in the future to continue operations and for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies.

Today, some six years after COVID-19 first appeared, the world has a number of vaccines and therapeutics. Our quest to prove the antiviral activities of Ampligen continues. If Ampligen has the broad-spectrum antiviral properties that we believe that it has, it could be a very valuable tool in treating variants of existing viral diseases, including COVID-19, or novel ones that arise in the future. Unlike most developing therapeutics which attack the virus, Ampligen works differently. We believe that it activates antiviral immune system pathways that fight not just a particular virus or viral variant, but other similar viruses as well.

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

Atlas Equity Line of Credit (Equity Purchase Agreement)

On March 28, 2024, we entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with Atlas Sciences, LLC, a Utah limited liability company (“Atlas”), pursuant to which Atlas committed to purchase up to $15,000,000 of our common stock. As of February 2025, the Purchase Agreement was no longer in effect.

As of December 31, 2025, a total of 30,829 shares had been issued pursuant to the purchase agreement for a total of approximately $398,000 after clearing costs. There were no shares issued subsequent to December 31, 2025.

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

We evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2,500,000. For the year ended December 31, 2025, no Common Warrants were exercised, and all remain outstanding on December 31, 2025, related to this agreement.

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

We evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2,500,000. For the year ended December 31, 2025, no Common Warrants were exercised, and all remain outstanding on December 31, 2025, related to this agreement.

Public Offering on a Registration Statement on Form S-1

On July 31, 2025, we announced the closing of our public offering of an aggregate of 2,000,000 shares of our common stock (or pre-funded warrants in lieu thereof), Class E warrants to purchase up to 2,000,000 shares of common stock, and Class F warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant) and accompanying warrants. The warrants had an exercise price of $4.00 per share and were exercisable immediately upon issuance. The Class E warrants will expire on the fifth anniversary of the original issuance date, and the Class F warrants will expire on the eighteen-month anniversary of the original issuance date. Gross proceeds, before deducting placement agent fees and offering expenses, were approximately $8,000,000. Maxim Group LLC acted as sole placement agent in connection with this offering.

As of March 25, 2026, the adjusted exercise price of the Class E and Class F warrants was $1.439 per share, and the adjusted number of outstanding and unexercised Class E and Class F warrants was to purchase 5,078,619 and 4,760,610 shares of common stock, respectively.

Based on review of the Class E and F Warrants, it was determined that the warrants met the liability criteria as described in Accounting Standards Codification 480. As such, a loss was recognized and the resulting computed value was classified as a liability on the Company’s balance sheet at December 31, 2025 as the warrants might require the Company to issue additional stock under certain circumstances. While the warrants met the technical requirements of the accounting standard, the ultimate redemption of the warrants will not require any cash expenditure or transfer of assets by the Company. Any warrant exercises would result in additional cash and equity to the Company because the Company has a sufficient number of authorized and unissued shares available to satisfy the warrant exercises in shares. Subsequent to the year ended December 31, 2025, these warrants will be re-evaluated to determine if they should be reclassified to equity from liability. Please see “Class E and Class F Warrant Reclassification in Item 1. Business above.

As discussed above, on March 6, 2026, we completed a rights offering to our stockholders and to holders of certain of our outstanding options and warrants that had the right to participate in the rights offering as of February 10, 2026, the record date. It raised approximately $1,800,000 in gross proceeds.

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

Possible Sources of Funding

Universal Shelf Registration Statement and At-The-Market Offering with Maxim

On April 1, 2025, we entered into a new sales agreement (the “Sales Agreement”) with Maxim Group LLC (“Maxim”) pursuant to which we may issue and sell up to an aggregate of $3,000,000 shares of our common stock from time to time through Maxim acting as agent. Under the terms of the Sales Agreement, in no event will we, inter alia, issue or sell through the Sales Agreement such number or dollar amount of shares of common stock that would exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable).

Pursuant to the Sales Agreement, we will pay Maxim in cash, upon each sale of the common stock pursuant to the sales agreement, a commission in an amount equal to 3.0% of the aggregate gross proceeds from each sale of common stock. Because there is no minimum offering amount required as a condition to this offering, the actual total public offering amount, commissions and proceeds to us, if any, are not determinable at this time. We have agreed, under certain circumstances, to reimburse a portion of Maxim’s expenses, including legal fees up to a maximum of $50,000, and $5,000 on a quarterly basis thereafter.

The shares under the sales agreement will only be offered after a prospectus related to such offering is filed with the SEC. If and when the shares are offered, they will be offered pursuant to a shelf registration statement on Form S-3 (File No. 333-286319), which was declared effective on July 3, 2025.

During the year ended December 31, 2025, we sold 155,874 shares under the ATM Sales Agreement for total gross proceeds of approximately $225,362, which includes a 3.0% fee to Maxim of $6,761. Subsequent to December 31, 2025, the Company has sold 2,025,292 shares under the ATM Sales Agreement for total gross proceeds of approximately $2,063,396, which includes a 3.0% fee to Maxim of approximately $61,901.

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

Stock-Based Compensation

We grant stock options, the valuation of which requires significant judgement. To estimate their fair value, we use the Black-Scholes-Merton pricing model, which involves assumptions about stock volatility, expected option life, and risk-free interest rates. Changes in estimated volatility or expected option life could have a material impact on stock-based compensation expenses.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information specified under this item.

ITEM 8.	Financial Statements and Supplementary Data.

Please see the “Index to Financial Statements and Financial Statement Schedule” on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

ITEM 9A.	Controls and Procedures.

Effectiveness of Control Procedures

As of December 31, 2025, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures were effective as of December 31, 2025, to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management has concluded that the financial statements included in this Form 10-K present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, Management used the criteria set forth in the framework in 2013 established by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework, (COSO). A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2025, based on the criteria set forth in “Internal Control—Integrated Framework” issued by the COSO.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permits us to provide only management’s report in this report.

ITEM 9B.	Other Information.

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10.	Directors and Executive Officers and Corporate Governance.

The following sets forth biographical information about each of our Directors and Executive Officers as of the date of this report:

Name	Age	Position
Thomas K. Equels, M.S., J.D.	73	Chief Executive Officer, President and Director
Nancy Bryan, MBA	68	Director
William M. Mitchell, M.D., Ph.D.	91	Chair of the Board and Director
Ted D. Kellner	79	Director
David Chemerow, MBA	74	Director
Peter W. Rodino III, Esq.	74	Chief Operating Officer, General Counsel and Secretary
Robert Dickey IV, MBA	70	Chief Financial Officer

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

NANCY K. BRYAN, MBA was appointed as a Director in March 2023. Ms. Bryan is an established leader with more than 35 years of experience in the life sciences industry. She has served on executive leadership teams and played key roles in biopharmaceutical companies’ successes, including marketing, sales, business development, financing, and communications. From 2013 to 2023, Ms. Bryan served as President and CEO of BioFlorida Inc., an association supporting the advancement of life sciences in Florida. Prior to joining BioFlorida, Ms. Bryan began her career with major pharmaceutical companies including Merck, GlaxoSmithKline and Bayer Pharmaceuticals. She then went on to serve in a number of executive leadership positions in specialty pharmaceuticals and smaller, start-up biotech companies, including Elan Pharmaceuticals, Indevus Pharmaceuticals and NPS Pharmaceuticals. Throughout her career, Ms. Bryan helped develop launch, and commercialize many products including blockbusters (Zantac, Levitra), major biologics (Tysabri) and orphan drugs for rare diseases (Valstar for bladder cancer, Supprelin LA for central precocious puberty), and helped establish franchises in a wide variety of therapeutic areas, including Oncology, Anti-infectives, GI, Urology and Autoimmune (MS, CD). She has established a successful track record with introducing strategic and tactical solutions to develop global markets as well as launch, grow and turn around established and underperforming drugs, resulting in greater revenue, market share, profitability and stockholder value.

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

WILLIAM M. MITCHELL, M.D., Ph.D. - Director Qualifications:

●	Leadership Experience – Professor at Vanderbilt University School of Medicine. He was an independent member of the Board of Directors for Chronix Biomedical and was Chairman of its Medical Advisory Board. Additionally, he has served on multiple governmental review committees of the National Institutes of Health, Centers for Disease Control and Prevention and for the European Union, including key roles as Chairman;
●	Academic and Industry Experience – Physician scientist with extensive investigative experience on viral and immunology, and cancer issues relevant to our scientific business along with being a former independent Director of an entrepreneurial diagnostic company (Chronix Biomedical) that is involved in next generation DNA sequencing for blood based cancer diagnosis (i.e.- the liquid biopsy); and
●	Scientific, Legal or Regulatory Experience - M.D., Ph.D. and professor at a top ranked school of medicine, and inventor of record on numerous U.S. and international patents who is experienced in regulatory affairs through filings with the FDA.

TED D. KELLNER was elected as a Director of the Company in December 2024. Mr. Kellner is a Chartered Financial Analyst with over 50 years of investment experience and currently manages his personal and family investments after retiring in 2017 from his career as a portfolio manager at Fiduciary Management, Inc., an investment management firm that he founded in 1980. Fiduciary Management, Inc. currently manages approximately $13 billion in assets, pension and profit-sharing trusts, Taft-Hartley and public funds, endowments and personal trusts throughout the United States. He is also the Chairman of Fiduciary Real Estate Development Inc., a business founded by Mr. Kellner in 1984 that owns and manages over $2.5 billion in multi-family residential units. Mr. Kellner previously served as a director of Metavante Technologies, Inc., a then publicly-traded company that provided banking and payments technologies to financial services firms, from 2007 to 2009, and Marshall & Ilsley Corporation, a then publicly-traded bank and financial holding company, from 2000 to 2011. He also served as a director of each of the American Family Mutual Insurance Company from 2001 to 2018 and currently serves on the board of the Kelben Foundation, a family foundation focused on education and health programs. Mr. Kellner holds a BBA in Finance, Investments, and Banking from the University of Wisconsin.

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

DAVID CHEMEROW, MBA – Director Qualifications

●	Leadership Experience – Held senior executive roles leveraging his financial, business and operational expertise across multiple companies. Currently serves on the Board of Directors for Dunham’s Athleisure Corporation and on the Advisory Board of Huntington Outdoor, LLC, and also serves on the Advisory Board of non-profit theater, Theatre Lab, and is Vice President of the Board of the Pilot Hill Farm Association. Previously served as a member of the Board of Directors of RiceBran Technologies, Inc. and served 15 years as a Board member of Playboy Enterprises; and
●	Finance Experience - More than 40 years of finance, accounting and operations leadership experience across multiple industries. Served as the Chief Financial Officer and Treasurer, and prior to that as Chief Revenue Officer, of Comscore, Inc., an American-based global media measurement and analytics company. Served as the Chief Operating Officer and Chief Financial Officer of Rentrak Corporation through its merger with Comscore, Inc.

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

This Audit Committee formally met four times in 2025 and acted by unanimous consent on three occasions. Our General Counsel and Chief Financial Officer support the Audit Committee in its work. The full text of the Audit Committee’s Charter, as approved by the Board, is available on our website: http://www.aimimmuno.com in the “Investors” tab under “Corporate Governance”.

Scientific Advisory Board (“SAB”)

The SAB was established to leverage its members’ scientific and pharmaceutical expertise and advice to advance our drug development programs by providing guidance on steering us forward and capitalizing on business opportunities as well as interactions with the FDA. It is responsible for: (i) reviewing all submissions made by us to the FDA and other regulators to ensure that the submissions fully, accurately, and timely describe the status of any clinical trials, tests, or other studies or analyses of drug safety and efficacy undertaken by us, and any agreements, protocols, or guidance provided by relevant regulatory agencies; and (ii) monitoring and supervising our relationship with the FDA. The SAB shall have free and open access to our scientific and executive personnel, including the Chief Scientific Officer and the members of our Board of Directors. The SAB is comprised of William Mitchell, M.D., Chairman, and Ronald Brus, M.D., W. Neal Burnette, M.D., Christopher Nicodemus, M.D., and Philip Ransom Roane, Ph.D. all of whom are members. The SAB did not meet in 2025.

Disclosure Controls Committee

The Disclosure Controls Committee (“DCC”) reports to the Audit Committee and is responsible for procedures and guidelines on managing disclosure information. The purpose of the DCC is to make certain that information required to be publicly disclosed is properly accumulated, recorded, summarized and communicated to the Board and management. This process is intended to allow for timely decisions regarding communications and disclosures and to help ensure that we comply with related SEC rules and regulations. The DCC is responsible for (1) implementing, monitoring and evaluating our disclosure controls and procedures; (2) reviewing and evaluating our interactions with the FDA and other similar regulatory bodies; and (3) reviewing with the Audit Committee our earnings and other press releases and periodic reports and proxy statements that are to be filed with the SEC. Robert Dickey, our CFO, is the DCC’s Investor Relations Coordinator and Chair. The other members of the DCC are Peter Rodino, our COO and General Counsel, Dr. William Mitchell, one of our Independent Directors, Diane Young, our Clinical Project Manager, Jodie Pelz, our Director of Accounting and Finance, and Ann Marie Coverly, Director of HR and Administration serving as the Deputy Investor Relations Coordinator. The full text of the DCC’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investors” tab under “Corporate Governance.” The DCC actively met on numerous occasions in 2025.

Executive Committee

In February 2016, our Board formed the Executive Committee. Mr. Equels, our Chief Executive Officer, is the chair of the Committee and is a member of the Committee along with two of our independent directors, Dr. Mitchell and Ms. Bryan. On March 13, 2025, Mr. Kellner was appointed as an additional member of this committee. The Executive Committee reports to the Board, and its purpose is to aid the Board in handling matters which, in the opinion of the Chairman of the Board, should not be postponed until the next scheduled meeting of the Board. The full text of the Executive Committee Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investors” tab under “Corporate Governance”. The Committee did not meet in 2025.

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

The Compensation Committee oversees implementation and administration of our compensation and employee benefits programs with the goal of attracting, retaining and motivating executives and officers, as well as other employees, to improve their performance and our financial performance. In that regard, the Compensation Committee (1) reviews and approves corporate goals and objectives relevant to compensation; (2) evaluates the performance and compensation of our officers and executives and reviews the compensation of all other non-officer executives that are considered highly paid; (3) reviews and approves employment agreements, severance agreements, change of control agreements, deferred compensation agreements, perquisites and similar compensation arrangements of our executive officers; (4) makes recommendations to the Board on the compensation of non-employee members of the Board; (5) administers our incentive and equity-based compensation plans, including, approving the grant of equity awards under such plans, reviewing such plans and making recommendations to the Board regarding the adoption, amendment or termination of such plans; (6) selects and determines the fees and scope of work of its compensation consultants; and (7) reviews our compensation strategy to assure that it continues to advance our objectives and promote stockholder value. The full text of the Compensation Committee’s Charter, as approved by the Board, is available on our website: www.aimimmuno.com in the “Investors” tab under “Corporate Governance”.

This Committee formally met one time in 2025, and all committee members were in attendance for the meetings. Our General Counsel, Chief Financial Officer and Director of Human Resources support the Compensation Committee in its work.

Corporate Governance and Nomination Committee

The Corporate Governance and Nomination Committee consists of Dr. William M. Mitchell (Chair) and Director, and Nancy K. Bryan, Director. In 2025, the Corporate Governance and Nomination Committee met two times and acted by unanimous consent on one occasion. All committee members were in attendance for the meetings.

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

You may obtain a copy of this Code by visiting our website at www.aimimmuno.com (Investors / Corporate Governance) or by written request to our office at 2117 SW Highway 484, Ocala, FL 34473.

Insider Trading Policy

Our Insider Trading Policy is contained in our Code of Ethics (see above) which, inter alia, governs the purchase, sale and other dispositions of our securities by directors, officers and employees and our affiliates, as well as their immediate family members and other persons living in their households. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us. The Insider Trading Policy prohibits covered persons from directly or indirectly purchasing or selling our securities while in possession of material non-public information concerning us.

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

You may obtain a copy of this Code by visiting our website at www.aimimmuno.com (Investors / Corporate Governance) or by written request to our office at 2117 SW Highway 484, Ocala, FL 34473.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors and officers, and any beneficial owner of more than 10% of a class of our equity securities, are required to report their ownership of the Company’s equity securities and any changes in such ownership in a timely manner. We are required to disclose in this Report any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2025. Based solely upon information provided by officers and directors and greater than 10% owners, we are not aware of any filings not made on a timely basis.

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

In November 2020, we entered into an employment agreement with Thomas Equels. The agreement runs for five years and is automatically renewed for an additional five-year period unless terminated in writing prior to the end of the then-current term. The agreement was automatically renewed in 2025. Compensation is divided into both short- and long-term compensation. Short-term (cash) compensation consists of a base salary of $850,000. Mr. Equels will be awarded a year-end target bonus based on performance and goals established by the Compensation Committee of up to $350,000. Long term compensation will be provided by 100,000 non-qualified yearly stock options with one-year vesting commencing on November 30, 2021. In March 2021, we entered into an employment agreement with Peter Rodino. The agreement runs for three years and is automatically renewed for an additional three-year period unless terminated in writing prior to the end of the then current term. The Agreement renewed in November 2024. Compensation is divided into both short- and long-term compensation. Short-term (cash) compensation consists of a base salary of $425,000. Mr. Rodino will be awarded a year-end target bonus based on performance and goals established by the Compensation Committee. Long term compensation will be provided by 100,000 non-qualified yearly stock options with one-year vesting commencing on November 30, 2021. In addition, Mr. Equels and Mr. Rodino will be entitled to awards (“Event Awards”) equal to 3% for Mr. Equels and 1% for Mr. Rodino of the “Gross Proceeds” from specific events such as acquisitions, licensing agreements or “therapeutic indication” (each, an “Event”). Gross Proceeds means those cash amounts paid to us by the other parties for licensing agreements, therapeutic acquisitions or any other one-time cash generating event. Therapeutic indications are, for example, target organ-specific, pathologically defined cancer indications; vaccine enhancers; broad-spectrum antiviral indications; or medical entities associated with persistent severe fatigue. Mr. Equels and Mr. Rodino also will each be entitled to an award (an “Acquisition Award”) equal to 3% for Mr. Equels and 1% for Mr. Rodino of the Gross Proceeds, upon the sale of our Company or substantially all of its assets (an “Acquisition”). An Event Award or Acquisition Award shall be paid in cash within 90 days of our receipt of the Gross Proceeds. On March 2022, the Company entered into a consulting agreement with Foresite Advisors, LLC, a company wholly owned by Robert Dickey IV, for $375 an hour pursuant to which Mr. Dickey serves as our Chief Financial Officer, effective April 4, 2022.

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

Results of Stockholder Advisory Vote on Executive Compensation

While the proposal received a majority of the votes cast (excluding broker non-votes), it did not receive the affirmative vote of the holders of a majority in voting power represented by proxy or present at the December 2025 Annual Meeting of Stockholders and entitled to vote on the matter, therefore could not be approved.

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

EXECUTIVE COMPENSATION

The following table provides information on the compensation during the fiscal years ended December 31, 2025 and 2024 of Thomas Equels, our Chief Executive Officer, Peter Rodino our Chief Operating Officer, General Counsel and Secretary, and Robert Dickey IV our Chief Financial Officer.

Summary Compensation Table

Name & Principal Position	Year	Salary / Fees $ (2)	Bonus $(6)	Stock Awards $ (2)	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation $ (3)	Total $
Thomas K Equels	2025	575,000	—	—	—	—	141,667	106,316	822,983
CEO & President (2)3	2024	783,333	—	200,000	—	—	—	106,392	1,089,725

Robert Dickey IV	2025	108,420	—	—	—	—	—	—	108,420
CFO (2)4	2024	49,549	—	—	—	—	—	—	49,549

Peter Rodino
COO, General Counsel	2025	320,833	—	—	—	—	70,833	65,348	457,014
& Secretary (2)5	2024	408,333	—	50,000	—	—	—	63,016	521,349

Notes:

(1)	All option awards were valued using the Black-Scholes-Merton pricing method. The options for 2024 were deferred to a later date and not issued as of December 31, 2024. In 2025, the options for 2024 and 2025 were waived.

(2)	For Named Executive Officers, who are also Directors that receive compensation for their services as a Director, the Salary/Fees and Option Awards columns include compensation that was received by them for their role as a member of the Board of Directors. As is required by Regulation S-K, Item 402(c), compensation for services as a Director have been reported within the “Summary Compensation Table” (above) for fiscal years of 2025 and 2024 as well as reported separately in the “Compensation of Directors” section (see below) for calendar year 2025.

Pursuant to his current employment agreement, Mr. Equels is entitled to 3% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in the employment agreement) There were no payments during 2025 and 2024.

Pursuant to his current employment agreement, Mr. Rodino is entitled to 1% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in the employment agreement) There were no payments during 2025 and 2024.

As part of our cash conservation strategy, we issued common stock as a substitute for cash salaries to certain Named Executive Officers. For the year ended December 31, 2024, stock issued as payroll totaled $250,000, which is included in the overall equity-based compensation expense. There was no stock issued as payroll for the year ended December 31, 2025.

(3)	Mr. Equels’ All Other Compensation consists of:

	2025	2024
Life & Disability Insurance	$41,073	$41,073
Healthcare Insurance	30,998	26,619
Car Expenses/Allowance	18,000	18,000
401(k) Matching Funds	16,245	20,700
Total	$106,316	$106,392

(4)	Mr. Dickey’s All Other Compensation consists of:

	2025	2024
Life & Disability Insurance	$—	$—
Healthcare Insurance	—	—
Car Expenses/Allowance	—	—
401(k) Matching Funds	—	—
Total	$—	$—

(5)	Mr. Rodino’s All Other Compensation consists of:

	2025	2024
Life & Disability Insurance	$2,524	$2,524
Healthcare Insurance	29,674	25,392
Car Expenses/Allowance	14,400	14,400
401(k) Matching Funds	18,750	20,700
Total	$65,348	$63,016

(6)	The executive officers voluntarily waived all 2025 and 2024 bonus compensation in support of the company’s cash conservation efforts.

Outstanding Equity Awards at Fiscal Year End	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Thomas K Equels	5	—	—	7,392	6/8/2026	—	—	—	—
President and Chief	68	—	—	2,464.00	6/15/2027	—	—	—	—
Executive Officer	3	—	—	2,156.00	6/15/2027	—	—	—	—
	3	—	—	2,156.00	6/30/2027	—	—	—	—
	4	—	—	2,112.00	7/15/2027	—	—	—	—
	4	—	—	1,848.00	7/31/2027	—	—	—	—
	4	—	—	1,804.00	8/15/2027	—	—	—	—
	5	—	—	1,584.00	8/31/2027	—	—	—	—
	84	—	—	1,628.00	2/13/2028	—	—	—	—
	28	—	—	1,672.00	4/12/2028	—	—	—	—
	68	—	—	1,320.00	5/16/2028	—	—	—	—
	56	—	—	1,320.00	5/16/2028	—	—	—	—
	36	—	—	1,364.00	7/18/2028	—	—	—	—
	64	—	—	968.00	10/17/2028	—	—	—	—
	96	—	—	968.00	1/28/2029	—	—	—	—
	3,000	—	—	307.00	8/12/2030	—	—	—	—
	3,000	—	—	196.00	11/11/2030	—	—	—	—
	3,000	—	—	171.00	11/11/2031	—	—	—	—
	3,000	—	—	41.00	11/30/2032	—	—	—	—
	3,000	—	—	47.00	11/30/2033	—	—	—	—

Total	15,528	—	—			—	—	—	—

Robert Dickey IV	500	—	—	70.00	03/03/2032	—	—	—	—
Chief Financial Officer

Total	500	—	—			—	—	—	—

Peter Rodino	2	—	—	6,864	6/21/2026	—	—	—	—
COO, General Counsel and Secretary	1	—	—	2,156	6/15/2027	—	—	—	—
	1	—	—	2,156	6/30/2027	—	—	—	—
	1	—	—	2,112	7/15/2027	—	—	—	—
	2	—	—	1,848	7/31/2027	—	—	—	—
	2	—	—	1,804	8/15/2027	—	—	—	—
	2	—	—	1,584	8/31/2027	—	—	—	—
	39	—	—	1,628	2/13/2028	—	—	—	—
	22	—	—	1,672	4/12/2028	—	—	—	—
	26	—	—	1,320	5/16/2028	—	—	—	—
	17	—	—	1,364	7/18/2028	—	—	—	—
	30	—	—	968	10/17/2028	—	—	—	—
	45	—	—	968	1/28/2029	—	—	—	—
	750	—	—	185	12/8/2030	—	—	—	—
	1,000	—	—	144	11/30/2031	—	—	—	—
	500	—	—	70	3/03/2032	—	—	—	—
	1,000	—	—	41	11/30/2032	—	—	—	—
	1,000	—	—	47	11/30/2033	—	—	—	—

Total	4,440	—	—			—	—	—	—

Payments on Disability

As of December 31, 2020, we had an employment agreement with Mr. Equels which entitled him to his base salary, applicable benefits otherwise due and payable through the last day of the month in which disability occurs and immediate vesting of stock options. In the event of permanent disability, the Company will provide an additional two years of base salary. On March 24, 2021, we entered into employment agreements with Mr. Rodino which entitled him to his base salary, applicable benefits otherwise due and payable through the last day of the month in which disability occurs and immediate vesting of stock options. In the event of permanent disability, the Company will provide an additional two years of base salary. In addition, each NEO has the same short and long-term disability coverage which is available to all eligible employees. The coverage for short-term disability provides up to six months of full salary continuation up to 60% of weekly pay, less other income, with a $1,500 weekly maximum limit. The coverage for group long-term disability provides coverage at the exhaustion of short-term disability benefits of full salary continuation up to 60% of monthly pay, less other income, with a $10,000 monthly maximum limit. The maximum benefit period for the group long-term disability coverage is 60 months for those age 60 and younger at the time of the claim with the coverage period proportionately reduced with the advanced age of the eligible employee to a minimum coverage period of 12 months for those of 69 years old and older as of the date of the claim. For the period June 2010 through December 2025, Mr. Equels was entitled to receive total disability coverage of $400,000 pursuant to his employment agreement and payable by us.

Payments on Death

Pursuant to their employment agreements, the NEOS are entitled to their base salary and applicable benefits otherwise due and payable through the last day of the month in which death occurs and immediate vesting of stock options. Each NEO has coverage of group life insurance, along with accidental death and dismemberment benefits, consistent to the dollar value available to all eligible employees. The benefit is equal to two times current salary or wage with a maximum limit of $300,000, plus any supplemental life insurance elected and paid for by the NEO. For the period June 2010 and through December 2025, Mr. Equels is entitled to receive total death benefit coverage of $3,000,000 pursuant to his employment agreement and payable by us.

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

The dollar amounts below assume that the termination occurred on January 2, 2026. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from us based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Name	Event	Cash Severance ($)	Value of Stock Awards That Will Become Vested (1) ($)	Continuation of Medical Benefits ($)	Additional Life Insurance ($)	Total ($)
Thomas K. Equels,	Involuntary (no cause)	$3,654,000	—	—	—	$3,654,000
CEO & President	Termination (for cause)	—	—	—	—	—
	Death or disability	$1,700,000	—	—	—	$1,700,000
	Termination by employee or retirement	—	—	—	—	—

Robert Dickey IV	Involuntary (no cause)	—	—	—	—	—
CFO	Termination (for cause)	—	—	—	—	—
	Death or disability	—	—	—	—	—
	Termination by employee or retirement	—	—	—	—	—

Peter Rodino	Involuntary (no cause)	$647,280	—	—	—	$647,280
COO, General Counsel and	Termination (for cause)	—	—	—	—	—
Secretary	Death or disability	$850,000	—	—	—	$850,000
	Termination by employee or retirement	—	—	—	—	—

Notes:

(1)	Consists of stock options contractually required per the employee’s respective employment agreement or arrangement to be granted during each calendar year of the term under our 2018 Equity Incentive Plan. The stock options have a ten-year term and an exercise price equal to the closing market price of our common stock on the date of grant. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718. The issuance for the 2025 and 2024 options pursuant to employment agreements were waived.

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

The dollar amounts in the chart below assume that change in control termination occurred on January 2, 2026, based on the employment agreements that existed at that time. The actual dollar amounts to be paid can only be determined at the time of the NEO’s separation from us based on their prevailing compensation and employment agreements along with any determination by the Compensation Committee in its discretion.

Estimated Benefits on Termination Following a Change in Control — December 31, 2025

The following table shows potential payments to the NEO if employment terminates following a change in control under contracts, agreements, plans or arrangements at December 31, 2025. The amounts assume a January 2, 2026, termination date regarding base pay and use of the opening price of $1.19 on the NYSE American for our common stock at that date.

Name	Aggregate Severance Pay (1)($)		PVSU Acceleration (2) ($)	Early Vesting of Restricted Stock (4) (5) ($)	Early Vesting of Stock Options and SARs (3) ($)	Acceleration and Vesting of Supplemental Award (4) ($)		Welfare Benefits Continuation ($)	Outplacement Assistance ($)	Parachute Tax Gross-up Payment ($)	Total ($)
Thomas K. Equels	$5,208,000	(1)	—	—	—	$2,009,312	(4)	—	—	—	$7,217,312
Robert Dickey IV	—		—	—	—	—		—	—	—	—
Peter Rodino	—		—	—	—	—		—	—	—	—

Notes:

(1)	This amount represents the Base Salary and benefits for the remaining current term of the NEO’s employment agreement plus a three-year extension in the term upon the occurrence of a termination from a change in control. The employment agreement with Mr. Equels has a term through December 31, 2025, and was automatically renewed with a term through December 31, 2028. This amount excludes the following payments as they cannot be calculated unless and until certain events occur: Mr. Equels is entitled to 3% of the “Gross Proceeds” (as defined in the employment agreement) for “significant events” (as described in his employment agreement) and 3% of the Gross Proceeds from any sale of our Company or substantially all of our assets.

(2)	This amount represents the payout of all outstanding performance-vesting share units (“PVSU”) awarded on a change in control at the target payout level with each award then pro-rated based on the time elapsed for the applicable three-year performance period.

(3)	This amount is the intrinsic value [fair market value] on January 2, 2026 ($1.19 per share) minus the weighted average per share exercise price of $1.19 of all unvested stock options for each NEO, including Stock Appreciation Rights (“SAR”). Any option with an exercise price of greater than fair market value was assumed to be cancelled for no consideration and, therefore, had no intrinsic value.

(4)	This amount represents the options to be issued annually for the remaining term of the NEO’s employment agreement plus a three-year extension in the occurrence of termination from a change in control. For the purpose of this schedule, a NYSE American closing price at January 2, 2026, of $1.19 was used with an estimated exercise price of $1.19 for Mr. Equels. The value was obtained using the Black-Scholes-Merton pricing model for stock-based compensation in accordance with FASB ASC 718.

(5)	Any purchase rights represented by the Option not then vested shall, upon a change in control, shall become vested.

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

There was no cost-of-living increase granted in 2025 or 2024.

During 2024, each of the foregoing Directors received $109,375 in director compensation. Since November 2024, non-employee director compensation has taken the form of stock in lieu of cash. The value of the stock received in 2024 by Mr. Appelrouth was $12,153 and Dr. Mitchell and Ms. Bryan each received stock valued at $15,625. Dr. Mitchell received stock in 2025 valued at $26,050 and Ms. Bryan received stock valued at $26,039. Mr. Chemerow received stock in 2025 valued at $7,802. Since March 31, 2025, non-employee director compensation has been accrued to be paid at a later date. Since becoming a Director on December 19, 2024, replacing Mr. Appelrouth, Mr. Kellner has declined to take any compensation.

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

Director Compensation – 2025 & 2024

Name and Title of Director	Year	Fees Earned or Paid in Cash $	Stock Award $	Option Award $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensation Earnings $	All Other Compensation As Director $	Total $
T. Equels	2025	—	—	—	—	—	—	—
Executive	2024	—	—	—	—	—	—	—
Vice Chairman

W. Mitchell	2025	25,000	26,036	—	—	16,666	—	67,702
Chairman of the Board	2024	109,375	15,625	—	—	—	—	125,000

N. Bryan	2025	22,500	26,041	—	—	15,000	—	63,541
Director	2024	109,375	15,625	—	—	—	—	125,000

T. Kellner	2025	—	—	—	—	—	—	—
Director	2024	—	—	—	—	—	—	—

D. Chemerow	2025	22,500	7,800	—	—	15,000	—	45,300
Director	2024	—	—	—	—	—	—	—

Pay Versus Performance

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1) (2) (3)	Average Summary Compensation Table Total for Non-PEO NEOs (1)	Average Compensation Actually Paid to Non-PEO NEOs (1) (2)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return (4)	Net Income (Loss)(5)
2025	$640,243	$640,243	$246,039	$246,039	$3.64	$(13,958,000)
2024	$1,089,725	$1,067,109	$285,935	$282,165	$63.87	$(17,320,000)
2023	$1,431,301	$1,458,539	$369,860	$375,160	$141.94	$(28,962,000)

(1)	The PEO and the non-PEO NEOs for 2025, 2024, and 2023 are as follows:
Thomas Equels, PEO; Robert Dickey and Peter Rodino, NEOs.

(2)	The dollar amounts reported in the “Compensation Actually Paid to PEO” column represent the amount of “compensation actually paid” to the PEO, as computed in accordance with SEC rules. The dollar amounts do not reflect the actual amount of compensation earned by or paid to the PEO during the applicable year. In accordance with SEC rules, the following adjustments were made to total compensation to determine the compensation actually paid to the PEO:

Year	Summary Compensation Table Total for PEO	Less: Summary Compensation Table Reported Value of Equity Awards(a)	Plus: Equity Award Adjustments(b)	Equals: Compensation Actually Paid to PEO
2025	$640,243	$—	$—	$640,243
2024	$1,089,725	$(200,000)	$177,384	$1,067,109
2023	$1,431,301	$(128,112)	$155,350	$1,458,539

(a)	Represents the aggregate grant-date fair value of equity awards as reported in the “Option Awards” columns in the “Summary Compensation Table” for the applicable year.

(b)	The equity award adjustments for each applicable year were as set forth in the table below. The valuation assumptions used to calculate fair values did not materially differ from those disclosed at the time of grant. The amounts deducted or added in calculating the equity award adjustments are as follows:

Year	Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Covered Year	Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Vesting Date Fair Value of Equity Awards Granted in the Covered Year that Vested in the Covered Year	Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Covered Year (From Prior Year End to Vesting Date)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Vest in the Covered Year	Value of Dividend Equivalents Accrued or other Earnings Paid on Stock Awards not Otherwise Reflected in Fair Value	Total Equity Award Adjustments
2025	$—	$—	$—	$—	$—	$—	$—
2024	$—	$—	$200,000	$(22,616)	$—	$—	$177,384
2023	$108,555	$—	$9,869	$36,926	$—	$—	$155,350

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

Year	Average Reported Summary Compensation Table Total for Non-PEO NEOs	Less: Summary Compensation Table Average Reported Value of Equity Awards	Plus: Average Equity Award Adjustments(x)	Equals: Average Compensation Actually Paid to Non-PEO NEOs
2025	$246,039	$—	$—	$246,039
2024	$285,935	$(25,000)	$21,231	$282,166
2023	$369,860	$(21,352)	$26,652	$375,160

(x)	The amounts deducted or added in calculating the total average equity award adjustments are as follows (figures in columns other than “Total Average Equity Award Adjustments” are rounded to the nearest dollar):

Year	Average Year End Fair Value of Outstanding and Unvested Equity Awards Granted in the Covered Year	Year over Year Average Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	Vesting Date Fair Value of Equity Awards Granted in the Covered Year that Vested in the Covered Year	Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Covered Year (From Prior Year End to Vesting Date)	Fair Value at the End of the Prior Year of Equity Awards that Failed to Vest in the Covered Year	Average Value of Dividend Equivalents Accrued or other Earnings Paid on Stock Awards not Otherwise Reflected in Fair Value	Total Average Equity Award Adjustments
2025	$—	$—	$—	$—	$—	$—	$—
2024	$—	$—	$25,000	$(3,769)	$—	$—	$21,231
2023	$18,092	$—	$1,645	$6,915	$—	$—	$26,652

(3)	In calculating the “compensation actually paid” amounts reflected in these columns, the fair value or change in fair value, as applicable, of the equity award adjustments included in such calculations was computed in accordance with FASB ASC Topic 718. The valuation assumptions used to calculate such fair values did not materially differ from those disclosed at the time of grant.

(4)	The values disclosed in this TSR column represent the re-measurement period value at December 31, 2025, 2024, and 2023 with an initial investment of $100 in the Company’s shares.

(5)	Represents the amount of net income (loss) reflected in the Company’s audited GAAP financial statements for each applicable fiscal year. The Company’s net comprehensive loss for the years ended December 31, 2025, 2024, and 2023, was approximately $13,958,000, $17,320,000, and $28,962,000, respectively.

One objective of the “Pay Versus Performance Table” is to illustrate how performance-based features in our executive compensation program operate to index pay to performance. As further explained below, we believe that the table reflects an alignment of compensation actually paid with the decline in the Company’s performance.

Compensation Actually Paid versus Company Total Shareholder Return

As outlined in the table, increases in the compensation actually paid values for our PEO and non-PEO NEOs from 2023 to 2025 are directionally aligned with the changes in our total shareholder return over this same period. The decrease in compensation from 2023 to 2025 is primarily a result of the PEO and an NEO not receiving a bonus in 2024 or 2025 when compared to 2023. In 2025 and 2024, the PEO and non-PEO NEOs agreed to voluntarily forego the cash bonuses for 2025 and 2024 for which they are entitled to pursuant to their employment agreements to conserve cash for the Company, which primarily resulted in a reduction in their compensation actually paid. Additionally, the PEO and non-PEO NEO did not receive stock awards for 2025. These reductions were offset by the change in type of salary that they received. The PEO and non-PEO NEO reduced their cash compensation within their salary in 2024 for an annual period and receiving common stock the for the total amount of the reduction, which was valued equal to 100% of the closing price of our common stock on the trading date immediately preceding the date of issuance of the shares in accordance with the compensation arrangements. As a portion of their annual salary for the 2024-2025 period was received in common stock in 2024. Due to this net change the compensation actually paid decreased and was aligned with the total shareholder return decrease. Our compensation programs are structured based on short-term and long-term compensation for the NEOs. As we have been primarily focused on conserving cash in the short-term, these compensation arrangements to reduce cash compensation met our short-term needs. Long-term compensation is provided by non-qualified yearly stock options within yearly vesting. The ultimate value of these equity awards, and the resulting impact on compensation actually paid, aligns with our total shareholder return performance. In 2025, the PEO and non-PEO NEOs were not awarded their yearly stock options. While the overall total shareholder return performance has declined, compensation actually paid decreased as a result of the structuring of the compensation arrangements.

Compensation Actually Paid versus Company Net Income

As outlined in the table, decreases in the compensation actually paid values for our PEO and non-PEO NEOs occurred from 2023 to 2025, while the net loss decreased for the same period. The decrease in compensation actually paid from 2023 to 2025 is primarily the result of the structuring of the compensation arrangements for the PEO and non-PEO NEOs. In 2025 and 2024, the PEO and non-PEO NEOs agreed to voluntarily forego the cash bonuses for 2025 and 2024 for which they are entitled to pursuant to their employment agreements to conserve cash for the Company, which primarily resulted in a reduction in their compensation actually paid, which would not align with the decrease in the net loss. As we have been primarily focused on the clinical and regulatory development of Ampligen and, accordingly, we have not historically used net income (loss) as a performance measurement in our executive compensation. As a pre-commercial stage company, our performance is attributable to the successful execution of our regulatory, clinical, research and commercial goals. Therefore, while the Board monitors our net income (loss), we do not currently believe there is a meaningful relationship between our net loss and compensation actually paid to our NEOs during the periods presented.

ITEM 12. Security  Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 25, 2026, the number and percentage of outstanding shares of Common Stock beneficially owned by:

●	Each person, individually or as a group, known to us to be deemed the beneficial owners of five percent or more of our issued and outstanding Common Stock;

●	Each of our Directors and the Named Executives Officers; and

●	All of our officers and directors as a group.

●	Total number of shares of Common Stock at March 25, 2026 was 8,147,782.

Name and Address of	Shares Beneficially		% Of Shares Beneficially
Beneficial Owner	Owned		Owned
Thomas K. Equels, Executive Vice Chairman, Chief Executive Officer, President	129,450	(1)	1.59%

Peter W. Rodino III, Chief Operating Officer, General Counsel, Secretary	8,458	(2)	*	%

William M. Mitchell, M.D., Chairman of the Board of Directors	7,510	(3)	*	%

Ted D. Kellner, Director	37,240	(4)	*	%

Nancy K. Bryan, Director	2,920		*	%

David Chemerow, Director	78,441	(5)	*	%

Robert Dickey IV, Chief Financial Officer	500	(6)	*	%

All 5% stockholders, directors and executive officers as a group (7 persons)	264,519		3.25%

* Less than 1%

(1)	For Mr. Equels, shares beneficially owned include 50,000 shares issuable upon exercise of warrants and 15,528 shares issuable upon exercise of options and excludes no shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(2)	For Mr. Rodino, shares beneficially owned include 4,440 shares issuable upon exercise of options and excludes no shares issuable upon exercise of options not vested or not exercisable within the next 60 days.

(3)	For Dr. Mitchell, shares beneficially owned include 2,285 shares issuable upon exercise of options and excludes no shares issuable upon exercise of options not vested or not exercisable within the next 60 days. Also includes 190 shares of common stock owned by his spouse and 190 shares owned by family trusts.

(4)	For Mr. Kellner, shares beneficially owned indirectly by family and other trusts and annuities and a profit sharing/money purchase plan.

(5)	For Mr. Chemerow, shares beneficially owned include 50,000 shares issuable upon exercise of warrants.

(6)	For Mr. Dickey IV, shares beneficially owned include 500 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	28,632	$152.55	24,263

Equity compensation plans not approved by security holders:	—	—	—

Total	28,632	$152.55	24,263

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

Other than compensation arrangements for our executive officers and directors which are described elsewhere in this filing, see “Executive and Director Compensation,” there were no transactions occurring since January 1, 2025, to which we were a party and in which:

● the amount involved exceeded $120,000 (or, if less, 1% of the average of our total assets at either December 31, 2025, and 2024); and

● any director, executive officer, holder of 5% or more of any class of our outstanding capital stock, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

ITEM 14. Principal Accountant Fees and Services.

All audit and professional services are approved in advance by the Audit Committee to assure such services do not impair the auditor’s independence from us. The total fees by BDO USA, P.C. (“BDO”) for 2025 were $826,650 and total fees for 2024 were $814,790.

	Amount ($)
	2025	2024
Description of Fees:
Audit and Assurance Fees	$774,400	$781,300
Tax Fees	52,250	33,490
Total	$826,650	$814,790

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

The Audit Committee has determined that BDO’s rendering of these audit-related services and all other fees were compatible with maintaining auditor’s independence. The Board of Directors considered BDO to be well qualified to serve as our independent public accountants. The Committee also pre-approved the charges for services performed in 2025 and 2024.

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

(i) Exhibits - See exhibit index below.

Exhibit No.	Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1(i)	Certificate of Incorporation as Amended and Restated through June 10, 2025	Form 8-K (Exhibit 3.1(i))	10/29/2025	001-27072
3.1.7	Certificate of Designation of Series G Preferred Stock	Form 8-K (Exhibit 3.1)	3/6/2026	001-27072

3.3	Amended and Restated By-Laws of Registrant	Form 8-K (Exhibit 3.7(ii)	2/26/2025	001-27072

4.1	Specimen certificate representing our Common Stock	Form 10-Q (Exhibit 4.1)	11/14/2024	001-27072

4.2	Rights Agreement, dated May 12, 2023 between AIM ImmunoTech Inc. and American Stock Transfer & Trust Company, LLC.	Form 8-A12B (Exhibit 4.6)	5-15-2023	001-27072

4.3	Amended and Restated Rights Agreement, dated as of November 14, 2017, between the Company and American Stock Transfer & Trust Company LLC. The Amended and Restated Right Agreement includes the Form of Certificate of Designation, Preferences and Rights of the Series A Junior Participating Preferred Stock, the Form of Rights Certificate and the Summary of the Right to Purchase Preferred Stock	Form 8-A12B (Exhibit 1)	11/14/2017	001-27072

4.4	Amended and Restated Rights Agreement, dated as of November 9, 2022, between the Company and American Stock Transfer & Trust Company LLC.	Form 8-A12B (Exhibit 4.4)	11/14/2022	001-27072

4.5	Amended and Restated Rights Agreement, dated as of February 9, 2023, between the Company and American Stock Transfer & Trust Company LLC.	Form 8-A12B/A (Exhibit 4.5)	2/10/2023	001-27072

4.6	Form of Indenture	Form S-3 (Exhibit 4.4)	1/21/2022	333-262280

4.7	Form of Warrant issued to Purchaser of facility	Form 10-K (Exhibit 4.8)	3/30/2018	001-27072

4.8	2018 Rights Offering Form of Non-Transferrable Subscription Rights Certificate	Form S-1/A (Exhibit 4.14)	2/6/2019	333-229051

4.9	2018 Rights Offering Form of Warrant Agreement	Form 8-K (Exhibit 4.1)	2/27/2019	001-27072

4.10	2018 Rights Offering Form of Warrant Certificate	Form S-1/A (Exhibit 4.15)	2/6/2019	333-229051

4.11	2018 Rights Offering Warrant Agency Agreement with American Stock Transfer & Trust	Form 8-K (Exhibit 4.1)	3/8/2019	001-27072

4.12	Description of Common Stock.	Filed herewith

4.13	Form of Warrant Agency Agreement between AIM and Equiniti Trust Company, LLC	Form 8-K (Exhibit 4.1)	3/8/2019	001-270072

4.14	2026 Warrant Agency Agreement with Equinity Trust Company, LLC	Form S-1/A3 (Exhibit 4.15)	2/10/2026	333-292085

4.15	Form of Series G Convertible Common Stock Purchase Warrant	Form S-1/A3 (Exhibit 4.14)	2/10/2026	333-292085

4.16	Form of Non-Transferrable Subscription Rights Certificate	Form S-1/A3 (Exhibit 4.16)	2/10/2026	333-292085

4.17+ †	2024 Class A/B Common Stock Purchase Warrant	Form 8-K (exhibit 4.1)	6/3/24	001-27072

4.18+ †	2024 Class C Common Stock Purchase Warrant with Armistice Capital Master Fund Ltd	Form 8-K (Exhibit 4.1)	10/1/2024	001-27072

4.19+ †	2024 Class D Common Stock Purchase Warrant with Armistice Capital Master Fund Ltd	Form 8-K (Exhibit 4.2)	10/1/2024	001-27072

4.20+ †	2025 Class E/F Warrants	Form S-1A no. 3 (exhibit 4.26)	7/15/2025	33-3284443

4.21+ †	2025 Pre-Funded Warrant	Form S-1A no. 3 (exhibit 4.27)	7/15/2025	33-3284443

10.1	Form of Confidentiality, Invention and Non-Compete Agreement	Form S-1 (Exhibits)	11/2/1995	33-93314

10.2	Supply Agreement with HollisterStier Laboratories LLC dated December 5, 2005	Form 10-K (Exhibit 10.46)	4/3/2006	001-13441

10.3	Amendment to Supply Agreement with HollisterStier Laboratories LLC dated February 25, 2010	Form 10-K (Exhibit 10.68)	3/12/2010	001-13441

10.4	Amendment to Supply Agreement with HollisterStier Laboratories LLC executed September 9, 2011	Form 10-K (Exhibit 10.22)	3/14/2012	001-13441

10.5	Early Access Agreement with Impatients N.V. dated August 3, 2015+†	Form 10-Q (Exhibit 10.1)	11/16/2015	000-27072

10.6+ †	Addendum to Early Access Agreement with Impatients N.V. dated October 16, 2015	Form 10-Q (Exhibit 10.2)	11/16/2015	000-27072

10.7+ †	Licensing Agreement dated April 13, 2016 with Lonza Sales AG	Form 10-Q/A (Exhibit 10.2)	8/29/2016	000-27072

10.8+ †	Amended and Restated Early Access Agreement with Impatients N.V. dated May 20, 2016.	Form 8-K/A (Exhibit 10.1)	5/8/2017	000-27072

10.9	December 13, 2016 Amendment No. 1 to Amended and Restated Early Access Agreement with Impatients N.V.	Form 10-K (Exhibit 10.45)	3/30/2018	001-27072

10.10	June 28, 2017 Amendment No. 2 to Amended and Restated Early Access Agreement with Impatients N.V.	Form 10-K (Exhibit 10.46)	3/30/2018	001-27072

10.11	February 14, 2018 Amendment No. 3 to Amended and Restated Early Access Agreement with Impatients N.V.	Form 10-K (Exhibit 10.47)	3/30/2018	001-27072

10.12	March 26, 2018 Amendment No. 4 to Amended and Restated Early Access Agreement with Impatients N.V.	Form 10-K (Exhibit 10.48)	3/30/2018	001-27072

10.13	2018 Equity Incentive Plan *	Form DEF-14A (Appendix A)	8/3/2018	001-27072

10.14	October 9, 2018, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center	Form 10-Q (Exhibit 10.1)	11/14/2018	001-27072

10.15	March 20, 2020 Amendment to 2017 Material Transfer and Research Agreement with Roswell Park Cancer Institute	Form 8-K (Exhibit 10.1)	3/26/2020	001-27072

10.16+ †	July 1, 2020, Material Transfer and Research Agreement with the Japanese National Institute of Infectious Diseases and Shionogi & Co., Ltd.	Form 10-Q (Exhibit 10.3)	8/14/2020	001-27072

10.17+ †	July 6, 2020, Clinical Trial Agreement with Roswell Park Comprehensive Cancer Center.	Form 10-Q (Exhibit 10.4)	8/14/2020	001-27072

10.18+ †	August 6, 2020, Project Work Order with Amarex Clinical Research LLC.	Form 10-Q (Exhibit 10.5)	8/14/2020	001-27072

10.19	November 10, 2020 employment agreement with Thomas K. Equels. *	Form 10-Q (Exhibit 10.1)	11/12/2020	001-27072

10.20	December 22, 2020 Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen	Form 10-K (Exhibit 10.75)	3/31/2021	001-27072

10.21+ †	December 30, 2020 Amendment to Project Work Order with Amarex Clinical Research LLC.	Form 10-K (Exhibit 10.78)	3/31/2021	001-27072

10.22	December 23, 2020 Amendment to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen	Form 10-K (Exhibit 10.79)	3/31/2021	001-27072

10.23	March 24, 2021 employment agreement with Peter Rodino*	Form 10-K (Exhibit 10.80)	3/31/2021	001-27072

10.24+ †	Material Transfer and Research agreement with Roswell Park Comprehensive Cancer Center executed on April 14, 2021	Form 10-Q (Exhibit 10.2)	5/17/21	001-27072

10.25+ †	May 12, 2021 Amendment to the Renewed Sales, Marketing, Distribution and Supply Agreement with GP Pharm.	Form 10-Q (Exhibit 10.5)	5/17/21	001-27072

10.26+ †	March 1, 2022 Consulting Agreement with Foresite Advisors, LLC pursuant to which Robert Dickey IV will serve as the Company’s Chief Financial Officer*	Form 10-K (Exhibit 10.78)	3/31/2022	001-27072

10.27	March 8, 2022 Change order to Master Service Agreement with Pharmaceutics International Inc. as a Fill & Finish provider for Ampligen.	Form 10-K (Exhibit 10.82)	3/31/2022	001-27072

10.28+ †	April 7, 2022 Project Work Order with Amarex Clinical Research LLC.to manage Phase 2 clinical trial in advanced pancreatic cancer patients	Form 8-K (Exhibit 10.1)	4/12/2022	001-27072

10.29+ †	June 13, 2022 Project Work Order with Amarex Clinical Research LLC. for a Randomized Double Blind, Placebo Controlled study to Evaluate the Efficacy and Safety of Ampligen in Patients with Post Covid Conditions	Form 8-K (Exhibit 10.1)	6/17/2022	001-27072

10.30	June 16, 2022 Lease agreement entered into with New Jersey Economic Development Authority for 5,210 square-foot R&D facility at the New Jersey Bioscience Center	Form 8-K (Exhibit 10.1)	6/21/2022	001-27072

10.31	October 5, 2022 Lease extension for Riverton office	Form 10-Q (Exhibit 10.4)	11/14/2022	001-27072

10.32+ †	October 11, 2022 Material Transfer and Research Agreement with University of Pittsburgh	Form 10-Q (Exhibit 10.5)	11/14/2022	001-27072

10.33+ †	October 21, 2022 Material Transfer and Research Agreement with University of Pittsburgh	Form 10-Q (Exhibit 10.6)	11/14/2022	001-27072

10.34	December 5, 2022 Master Service Agreement between Sterling Pharma Solutions Limited and AIM ImmunoTech Inc.	Form 10-K (Exhibit 10.93)	3/31/23	001-27072

10.35+ †	January 13, 2023 Study Support Agreement with Erasmus University Medical Center Rotterdam	Form 10-K (Exhibit 10.94)	3/31/2023	001-27072

10.36+ †	January 13, 2023 Co-ordination Agreement with Erasmus University Medical Center Rotterdam and AstraZeneca BV	Form 10-K (Exhibit 10.95)	3/31/2023	001-27072

10.37	March 1, 2023 Extension Agreement with Foresite Advisors LLC*	Form 10-K (Exhibit 10.96)	3/31/2023	001-27072

10.38	April 4, 2023 Unrestricted Grant Agreement with Erasmus University Medical Center	Form 8-K (Exhibit 10.1)	4/7/2023	001-27072

10.39	April 5, 2023 Independent Contractor Service Agreement with Casper H.J van Eijck	Form 8-K (Exhibit 10.2)	4/7/2023	001-27072

10.40	April 19, 2023 Equity Distribution Agreement with Maxim Group, LLC	Form 8-K (Exhibit 10.1)	4/19/2023	001-27072

10.41+ †	Material Transfer and Research Agreement, dated as of May 22, 2023, with Japanese National Institute of Infectious Disease †	Form 8-K (Exhibit 10.1)	5/30/2023	001-27072

10.42	September 20, 2023 Amended and Restated Material Transfer and Research Agreement with Roswell Park Cancer Institute Corporation d/b/a Roswell Park Comprehensive Cancer Center	Form 8-K (Exhibit 10.1)	9/29/2023	001-27072

10.43	February 16, 2024 Note Purchase Agreement with Streeterville Capital LLC	Form 8-K (Exhibit 10.1)	2/20/2024	001-27072

10.44	February 16, 2024 Promissory Note with Streeterville Capital LLC	Form 8-K (Exhibit 10.2)	2/20/2024	001-27072

10.45	Atlas Equity Purchase Agreement	Form 10-K (Exhibit 10.104)	4/1/2024	001-27072

10.46	Atlas Registration Rights Agreement	Form 10-K (Exhibit 10.105)	4/1/2024	001-27072

10.47	October 4, 2023 Lease extension for Riverton office	Form S-1 (Exhibit 10.106)	4/19/2024	001-27072

10.48	March 15, 2024 Addendum 1 to Lease for Ocala office	Form S-1 (Exhibit 10.107)	4/16/2024	001-27072

10.49	Form of Securities Purchase Agreement, dated as of May 31, 2024, by and among the Company and a Purchaser	Form 8-K (Exhibit 10.1)	6/3/2024	001-27072

10.50	August 12, 2024 Amendment to Employment Agreement for Thomas K Equels*	Form 10-Q (Exhibit 10.4)	8/14/2024	001-27072

10.51	August 12, 2024 Amendment to Employment Agreement for Peter W Rodino III*	Form 10-Q (Exhibit 10.5)	8/14/2024	001-27072

10.52	September 11, 2024 Amendment to Employment Agreement for Thomas K Equels*	Form 8-K (Exhibit 10.1)	9/12/2024	001-27072

10.53	September 11, 2024 Amendment to Employment Agreement for Peter W. Rodino III*	Form 8-K (Exhibit 10.2)	9/12/2024	001-27072

10.54	September 30, 2024 Securities Purchase Agreement	Form 8-K (Exhibit 10.1)	10/1/2024	001-27072

10.55	September 30, 2024 Placement Agency Agreement with Maxim Group LLC	Form 8-K (Exhibit 1.1)	10/1/2024	001-27072

10.56	September 19, 2024 Lease extension for Riverton office	Form 10-Q (Exhibit 10.15)	11/14/2024	001-27072

10.57	Class A/B Common Stock Purchase Warrant with Armistice	Form 8-K (Exhibit 4.1)	6/3/2024	001-27072

10.58	Class C Common Stock purchase warrant with Armistice	Form 8-K (Exhibit 4.1)	10/1/2024	001-27072

10.59	Class D Common Stock Purchase Warrant with Armistice	Form 8-K (Exhibit 4.2)	10/1/2024	001-27072

10.60	Form of Lock-up Agreement	Form S-1/A (Exhibit 10.119)	2/3/2025	333-284443

10.61	Equity Distribution Agreement with Maxim dated April 1, 2025	Form S-3 (Exhibit 10.1)	4/1/2025	333-286319

10.62	Forbearance Agreement with Streeterville Capital, LLC	Form 10-Q (Exhibit 10.1)	5/15/2025	001-27072

10.63	Agreement between Company and Messrs. Equels and Rodino dated April 1, 2025	Form 10-Q (Exhibit 10.1)	8/14/2025	001-27072

10.64	Lease extension for Riverton office	Form 10-Q (Exhibit 10.3)	11/17/2025	001-27072

10.65	Streeterville Extension Agreement	Filed herewith

10.67	DPO Addendum	Filed herewith

19.1	Insider Trading Policy	Form 10-K (Exhibit 19.1)	3/27/2025	001-27072

21.1	List of Subsidiaries	Form 10-K (Exhibit 21.1)	3/27/2025	001-27072

23.1	Consent of BDO USA, P.C.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.	Filed herewith

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer.	Filed herewith

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer.	Filed herewith

97.1	Company Clawback Policy	Form 10-K (Exhibit 97.1)	4/1/2024	001-27072

107	Filing Fee Table	Form S-1 (Exhibit 107)	December 12, 2025	333-292085

* Indicates management contract or compensatory plan or arrangement.

+ Schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

† A portion of this Exhibit has been omitted as it contains information that (i) is not material and (ii) would be competitively harmful if publicly disclosed.

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

March 27, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, as amended, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

/s/ Thomas K Equels	Chief Executive Officer & President,	March 27, 2026
Thomas K. Equels	Director of the Board

/s/ William Mitchell	Chairman of the Board	March 27, 2026
William Mitchell	and Director

/s/ Robert Dickey IV E	Chief Financial Officer	March 27, 2026
Robert Dickey IV

/s/ Nancy Bryan E	Director	March 27, 2026
Nancy Bryan

/s/ Ted D. Kellner E	Director	March 27, 2026
Ted D. Kellner

/s/ David Chemerow	Director	March 27, 2026
David Chemerow

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

AIM ImmunoTech Inc.

Ocala, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AIM ImmunoTech, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and net cash used on operating activities and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and Development Costs

As described in Note 8 to the consolidated financial statements, the Company entered into research, consulting and supply agreements with third party service providers to perform research and development activities on therapeutics, including clinical trials. The Company recorded research and development costs of approximately $3.9 million for the year ended December 31, 2025. The identification of research and development costs involves reviewing open contracts and purchase orders, communicating with applicable company and third-party personnel to identify services that have been performed, and corroborating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual expenses.

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

Classification of Class E & F Common Warrants

As described in Note 7 to the consolidated financial statements, the Company closed a public offering of an aggregate of 2,000,000 shares of its common stock (or pre-funded warrants in lieu thereof), Class E warrants to purchase up to 2,000,000 shares of common stock, and Class F warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant) and accompanying warrants. The warrants will have an exercise price of $4.00 per share and were exercisable immediately upon issuance. The Company determined the Class E and F warrants were classified as a liability on the Company’s balance sheet.

We identified the evaluation of the financial statement classification for the Class E & F Common Warrants (the “Common Warrants”) as a critical audit mater. The principal consideration for our determination was that performing procedures and evaluating audit evidence relating to the existence of accounting complexities related to certain provisions of the warrant agreement, including the potential for the Company to issue additional stock under certain circumstances, as defined by the warrant agreement. Auditing these elements involved especially complex auditor judgment due to the terms of the applicable agreement, including the extent of expertise needed.

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

Miami, Florida

March 27, 2026

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2025 and 2024

(in thousands, except for share and per share amounts)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,985	$1,701
Marketable securities	62	2,276
Other receivable	7	—
Prepaid expenses and other current assets	241	199
Total current assets	3,295	4,176
Property and equipment, net	71	108
Right of use asset, net	378	618
Patent and trademark rights, net	1,661	2,594
Other assets	377	1,112
Total assets	$5,782	$8,608
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,630	$6,383
Accrued expenses	795	606
Current operating lease liability	250	239
Current note payable, net	3,549	2,307
Total current liabilities	6,224	9,535
Long-term liability:
Operating lease liability	170	395
Long-term note payable	927	—
Warrant liability	8,244	—
Total liabilities	15,565	9,930
Commitments and contingencies (Notes 7, 8, 10)

Stockholders’ deficit:
Series A Junior Participating Preferred Stock, $0.01 par value, 4,000,000 shares authorized as of December 31, 2025 and 2024; issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; as of December 31, 2025 and 2024; issued and outstanding - none	—	—
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 3,069,875 and 655,262 as of December 31, 2025 and 2024, respectively	3	1
Additional paid-in capital	431,000	425,505
Accumulated deficit	(440,786)	(426,828)
Total stockholders’ deficit	(9,783)	(1,322)
Total liabilities and stockholders’ deficit	$5,782	$8,608

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years ended December 31,
	2025	2024
Revenues:
Clinical treatment programs – US	$88	$170
Total Revenues	88	170
Costs and Expenses:
Production costs	128	31
Research and development	3,924	6,197
General and administrative	7,700	13,714
Total Costs and Expenses	11,752	19,942
Operating loss	(11,664)	(19,772)
(Loss) gain on investments	17	(93)
Interest and other income	3,183	5,192
Interest expense	(812)	(585)
Issuance cost	(433)	—
Loss on warrant issuance	(3,977)	—
Change in fair value of warrants	(272)	(458)
Loss from sale of income tax operating losses	—	(1,604)

Net Loss	$(13,958)	$(17,320)

Basic and diluted loss per share	$(8.62)	$(30.92)

Weighted average shares outstanding basic and diluted	1,618,617	560,169

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

(in thousands except share data)

For the Year Ended December 31, 2025

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance December 31, 2024	$—	655,262	$1	$425,505	$(426,828)	$(1,322)
Common stock issuance, net of costs	—	240,068	—	984	—	984
Adjustment for fractional shares	—	(51)	—	—	—	—
Issuance of warrants	—	999,000	1	3,750	—	3,751
Issuance of pre-funded warrants	—	1,001,000	1	1	—	2
Equity-based compensation	—	4,242	—	60	—	60
Repayment of Debt with Shares	—	170,354	—	700	—	700
Net loss	—	—	—	—	(13,958)	(13,958)
Balance December 31, 2025	$—	3,069,875	$3	$431,000	$(440,786)	$(9,783)

For the Year Ended December 31, 2024

	Series B Preferred	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2023	$689	491,025	$1	$419,052	$(409,508)	$10,234
Common stock issuance, net of costs	—	25,510	—	892	—	892
Cashless exercise of warrants	—	32	—	—	—	—
Issuance of warrants	—	102,940	—	3,761	—	3,761
Equity-based compensation	—	14,659	—	686	—	686
Repayment of Debt with Shares	—	21,096	—	425	—	425
Series B preferred shares expired	(689)	—	—	689	—	—
Net loss	—	—	—	—	(17,320)	(17,320)
Balance December 31, 2024	$—	655,262	$1	$425,505	$(426,828)	$(1,322)

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

Years ended December 31,

	2025	2024
Cash flows from operating activities:
Net loss	$(13,958)	$(17,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	37	37
Abandonment and expiration of patents and trademark rights	1,138	48
Amortization of patent and trademark rights	173	209
Non-cash lease expense	294	304
Amortization of financial obligation	552	301
Equity-based compensation	60	686
Non-cash gain on settlement of liability	(3,041)	—
Loss on issuance of warrants	4,411	—
Loss (gain) on sale of marketable securities	(17)	93
Change in fair value of warrants	272	458
Change in assets and liabilities:
Funds receivable from New Jersey operating loss sales	—	1,184
Prepaid expenses and other current assets	(42)	103
Lease liability	(268)	(309)
Other assets	735	576
Accounts payable	(1,712)	(60)
Other receivable	(7)	—
Accrued expenses	416	(1,198)
Net cash used in operating activities	(10,957)	(14,888)
Cash flows from investing activities:
Proceeds from sale of marketable securities	2,322	5,623
Purchase of marketable securities	(91)	(361)
Purchase of property and equipment	—	(18)
Purchase of patent and trademark rights	(378)	(538)
Net cash provided by investing activities	1,853	4,706
Cash flows from financing activities:
Proceeds from issuance of liability warrants	7,314	—
Proceeds from issuance of common stock, net of issuance costs	984	892
Repayment of debt obligation	(660)	(251)
Proceeds from note payable, net of issuance costs	2,750	2,500
Proceeds from issuance of equity warrants	—	3,303
Net cash provided by financing activities	10,388	6,444
Net increase (decrease) in cash and cash equivalents	1,284	(3,738)
Cash and cash equivalents at beginning of year	1,701	5,439
Cash and cash equivalents at end of year	$2,985	$1,701
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain on marketable investments	$73	$570
Conversion of Series B preferred	$—	$689
Repayment of debt obligation with shares	$700	$243
Operating lease liability arising from obtaining right of use asset	$—	$31
Cash paid for interest	$247	$—

See accompanying notes to consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Basis of Presentation

Business

AIM ImmunoTech Inc. and its subsidiaries are an immuno-pharma company headquartered in Ocala, Florida, and focused on development of Ampligen for the treatment of late-stage pancreatic cancer. The Company has established a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body, and to aid the development of therapeutic products for the treatment of certain cancers and chronic diseases.

AIM’s products are Ampligen (rintatolimod) and Alferon N Injection (Interferon alfa). The Company’s flagship product – Ampligen – is a double-stranded RNA (“dsRNA”) molecule being developed for globally important cancers, viral diseases and disorders of the immune system. Ampligen has not been approved by the FDA or marketed in the United States but is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

The Company’s research and development of Ampligen has included a variety of diseases and health matters:

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

Based on clinical success as to safety and efficacy in our pancreatic cancer Early Access Program and an ongoing Phase 2 trial, AIM has made the business decision to focus its efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, as we believe that – of all the opportunities a wide-spectrum therapeutic such as Ampligen has – pancreatic is the path that will potentially lead to the most lucrative outcome. Even though Ampligen showed positive safety and efficacy in trials involving other solid tumor types, we believe that pancreatic cancer presents the best business opportunity. Pancreatic cancer killed more than 100,000 people in the American and European Union markets and more than 450,000 people worldwide as recently as 2022. When AIM looks at the global health problem of pancreatic cancer, we see a large market in an unmet medical need and with relatively little clinical competition. This large unmet market is enhanced by our intellectual property program. Here we have a well-developed pancreatic cancer program with broad combination therapy patents in the United States, Japan and Europe, as well as market exclusivity provided by orphan drug designations in the United States and the European Union.

Oncology is one of the areas of biotech known for multibillion-dollar mergers and acquisitions deals – large-market Phase 3 oncology clinical trials with positive data are always a focus for acquisition. AIM strongly believes that such a Phase 3 study will be possible following the ongoing Phase 2 clinical study evaluating Ampligen in combination with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi (durvalumab) in the treatment of metastatic pancreatic cancer patients with stable disease post-FOLFIRINOX standard of care (the “DURIPANC” study). The DURIPANC study is an investigator-initiated, exploratory, open-label, single-center study expected to enroll up to 25 subjects in the Phase 2 portion. The primary objective of the study is the clinical benefit rate of the combination therapy. The secondary/exploratory objectives include assessing overall survival and progression-free survival; exploring immune-monitoring using available tissue biopsies and peripheral immune profiling; and assessing quality of life. Eighteen patients have been enrolled in the study. According to the Erasmus MC Cancer Institute, the promising progression-free survival and overall survival seen in Phase 1 of the study – which we believe supported advancement to the ongoing Phase 2 portion of the study – continue to be seen and that enrollment is ongoing. Erasmus MC expects that detailed data will be published later this year. According to Erasmus MC, there has also been no significant toxicity – an encouraging safety profile for a post-chemo setting – and Ampligen subjects are consistently reporting “high quality of life” during treatment.

In March 2026, the Company announced an agreement with the PPD clinical research business of Thermo Fisher Scientific to design AIM’s anticipated Phase 3 clinical trial in the use of Ampligen in the treatment of late-stage pancreatic cancer. Thermo Fisher Scientific Inc. is a global leader in scientific progress.

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

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. The Company has incurred losses from operations and net cash used on operating activities for the year ended December 31, 2025, and has a working capital deficit as of December 31, 2025. Additionally, the Company’s stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“NYSE American”). These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. Management evaluated the conditions, and the significance of these conditions related to the Company’s ability to meet its obligations. If the Company is unable to implement sufficient mitigation efforts, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

The Company’s management has disclosed its mitigating plans in its recent filing with the NYSE. These plans primarily consist of raising capital through its issuance of securities and exercises of existing warrants. Additionally, compliance with the NYSE minimum stockholders’ equity requirement will be partially accomplished through the reclassification of the warrant liability into stockholders’ equity during the first quarter of 2026.

(2)	Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. At various times throughout the year ended December 31, 2025, some accounts held at financial institutions were in excess of the federally insured limit of $250,000. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

(b) Marketable Securities

The Company’s marketable securities consist solely of mutual funds. We determine realized gains and losses for marketable securities using the specific identification method and measure the fair value of our marketable securities using a market approach where identical or comparable prices are available. If quoted market prices are not available, fair values of investments are determined using prices from a pricing service, pricing models, quoted prices of investments with similar characteristics or discounted cash flow models.

(c) Property and Equipment, net

	(in thousands) December 31,
	2025	2024
Furniture, fixture and equipment	$1,466	$1,466
Less: accumulated depreciation	(1,395)	(1,358)
Property and equipment, net	$71	$108

Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the year ended December 31, 2025, and December 31, 2024, was $37,000 and $37,000, respectively.

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

The Company applies the provisions of FASB ASC 740-10 Uncertainty in Income Taxes. As a result of the implementation, there has been no material change to the Company’s tax positions as they have not paid any corporate income taxes due to operating losses. Any tax benefits will likely not be recognized due to the substantial net operating loss carryforwards which will most likely not be realized prior to expiration. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

(h) Recent Accounting Standards and Pronouncements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASUs”) to improve U.S. General Accounting Principles (“U.S. GAAP”). The Company has reviewed the recently issued ASUs and their applicability to its operations.

During the fiscal year ended December 31, 2025, the Company adopted the following ASUs:

ASU 2025-05, Financial Instruments- Credit Losses (Topic 326): Measurements of Credit Losses of Accounts Receivable and Contract Asset;

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, and

ASU 2025-12, Codification Improvements.

The Company adopted these standards effective January 1, 2025. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

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

(j) Common Stock Per Share Calculation

Basic and diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Equivalent Common shares, consisting of 4,305,880 and 205,880 of stock options and warrants, are excluded from the calculation of diluted net loss per share for the years ended December 31, 2025 and 2024, respectively, since their effect is antidilutive due to the net loss of the Company.

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

The Company measures impairment by comparing the difference between the asset grouping’s carrying value and its fair value. Long-lived assets are considered a non-financial asset and are recorded at fair value only if an impairment charge is recognized. Impairments are determined for groups of assets related to the lowest level of identifiable independent cash flows. The Company makes subjective judgments in determining the independent cash flows that can be related to specific asset groupings. In addition, as the Company reviews its manufacturing process and other manufacturing planning decisions, if the useful lives of assets are shorter than the Company had originally estimated, it accelerates the rate of depreciation over the assets’ new, shorter useful lives.

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

The Company has elected not to recognize right of use assets and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less. Lease payments for short term leases are recognized on a straight-line basis over the lease term.

(m) Segment Reporting

The Company manages the business activities on a consolidated basis and operates in one reportable segment, which is the research and development of potential therapeutics for cancers, viruses and autoimmune disorders. As the Company has one reportable segment, research and development, general and administrative expenses are equal to consolidated results. Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. Actual financial results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures, are reviewed on a consolidated basis.

(n) Contingencies

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

(3)	Marketable Securities

Marketable securities consist of mutual funds. At December 31, 2025, and December 31, 2024, it was determined that none of the marketable securities had an other-than-temporary impairment. At December 31, 2025, and December 31, 2024, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 15: Fair Value). At December 31, 2025, and December 31, 2024, the Company held $62,000 and $2,276,000 respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of $62,000 at December 31, 2025. The net gain recognized for the year ended December 31, 2025, on equity securities was $17,000. The net losses recognized for the year ended December 31, 2025, on equity securities sold during the period were ($56,000). The unrealized gains recognized for the year ended December 31, 2025, on equity securities still held was $73,000.

Mutual Funds classified as available for sale consisted of $2,276,000 at December 31, 2024. The net loss recognized for the year ended December 31, 2024, on equity securities was ($93,000). The net losses recognized for the year ended December 31, 2024, on equity securities sold during the period were ($663,000). The unrealized gain recognized during the year ended December 31, 2024, on equity securities still held was $570,000.

(4)	Patents and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$2,150	$(551)	$1,599	$3,434	$(939)	$2,495
Trademarks	182	(120)	62	232	(133)	99
Net amortizable patents and trademarks rights	$2,332	$(671)	$1,661	$3,666	$(1,072)	$2,594

Patent and trademark rights acquisitions, abandonments and amortization (in thousands):

December 31, 2024	$2,594
Acquisitions	378
Abandonments and expirations	(1,138)
Amortization	(173)
December 31, 2025	$1,661

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

Amortization of patents and trademarks for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2026	$164
2027	154
2028	147
2029	142
2030	132
Thereafter	922
Total	$1,661

(5)	Accrued Expenses

Accrued expenses consist of the following:

	(in thousands) December 31,
	2025	2024
Compensation	$218	$1
Professional fees	303	416
Clinical trial expenses	20	145
Interest	64	11
Other expenses	190	33
Total	$795	$606

(6)	Unsecured Promissory Note

During the years ended 2025 and 2024 the Company entered into three separate agreements with Streeterville Capital LLC (“Streeterville” or the “Lender”). The terms of the agreements are described below:

Note 1 –

On February 16, 2024, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2,500,000 in exchange for an unsecured promissory Note with an Original Issue Discount of $781,250. The Company will pay $3,301,250 consisting of the principal amount of the Note, together with the original issue discount and $20,000 of lender transaction fees, no later than February 16, 2026. The stated interest rate of the note is 10%. Subsequent to December 31, 2025, an amendment to Promissory Note was entered into as of March 10, 2026, by and between Streeterville, and the Company. The maturity date for the Note was extended until June 30, 2026. Other than the maturity date extension, there were no other changes to the agreement.

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

During the year ended December 31, 2025, the Company entered into agreements with the Lender to settle a portion of its outstanding loan obligation in the amount of $700,000 through the issuance of 170,353 shares of common stock, rather than cash payment. This exchange was completed pursuant to the terms of the loan agreement, which allows for the settlement of debt through stock issuance under certain conditions. Subsequent to December 31, 2025, the Company entered into agreements with the Lender to settle a portion of its outstanding loan obligation in the amount of $400,000 through the issuance of 364,084 shares of common stock, rather than cash payment.

Note 2 –

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

Note 3 –

On November 18, 2025, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2,500,000 in exchange for an unsecured promissory Note with an Original Issue Discount of $781,250. The Company will pay $3,301,250 consisting of the principal amount of the Note, together with the original issue discount and $20,000 of lender transaction fees, no later than November 18, 2027. The stated interest rate of the note is 10%.

The agreement allows the Lender to redeem up to $250,000 per calendar month beginning in May 2026, upon providing written notice to Borrower. The Note further contains triggering events which can be remedied by the Lender requiring the Borrower to correct the triggering event, increasing the outstanding balance by applying the triggering effect, or making the Note immediately due and payable.

Maturities and charges associated with these notes is summarized below:

Debt schedules at December 31, 2025, were as follows (in thousands)

	Note 1	Note 2	Note 3	Total
Long-term debt	$1,984	$—	$3,301	$5,285
Unamortized Original issue discount	(49)	—	(740)	(789)
Unamortized Financing fees	(1)	—	(19)	(20)
	1,934	—	2,542	4,476
Less current portion of long-term debt, net	(1,934)	—	(1,615)	(3,549)
Long-term debt, net	$—	$—	$927	$927

Future maturities for long-term debt as of December 31, 2025, were as follows (in thousands):

Fiscal years ending December 31:	Note 1	Note 2	Note 3	Total
2026	$1,934	$—	$1,615	$3,549
2027	—	—	927	927
Total	$1,934	$—	$2,542	$4,476

Current portion of debt discount	$49	$—	$374	$423
Current portion of origination costs	$1	$—	$10	$11

Debt schedules at December 31, 2024 were as follows (in thousands):

	Note 1	Note 2	Note 3	Total
Long-term debt	$2,807	$—	$—	$2,807
Unamortized Original issue discount	(489)	—	—	(489)
Unamortized Financing fees	(11)	—	—	(11)
	2,307	—	—	2,307
Less current portion of long-term debt, net	$(2,307)	$—	$—	$(2,307)
Long-term debt, net	$—	$—	$—	$—

Future maturities for long-term debt as of December 31, 2024 were as follows (in thousands):

Fiscal years ending December 31:	Note 1	Note 2	Note 3	Total
2025	$2,807	$—	$—	$2,807
2026	—	—	—	—
Total	$2,807	$—	$—	$2,807

Current portion of debt discount	$489	$—	$—	$489
Current portion of origination costs	$11	$—	$—	$11

Interest and other charges related to the Streeterville notes were as follows (in thousands):

Year ended December 31, 2025	Note 1	Note 2	Note 3	Total
Interest	$239	$26	$42	$307
Original issue discount amortization	440	—	42	482
Total interest charges	$679	$26	$84	$789

Loan fee amortization	$10	$—	$1	$11

Year ended December 31, 2024	Note 1	Note 2	Note 3	Total
Interest	$292	$—	$—	$292
Original issue discount amortization	293	—	—	293
Total interest charges	$585	$—	$—	$585

Loan fee amortization	$9	$—	$—	$9

(7)	Stockholders’ Equity

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

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. As of December 31, 2025, there were no Series A Junior Participating Preferred Stock outstanding.

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

Pursuant to a registration statement relating to a rights offering (the “Rights Offering”) declared effective by the SEC on February 14, 2019, AIM distributed to its holders of common stock and to holders of certain options and redeemable warrants as of February 14, 2019, at no charge, one non-transferable subscription right for each share of common stock held or deemed held on the record date. Each right entitled the holder to purchase one unit, at a subscription price of $1,000 per unit, consisting of one share of Series B Convertible Preferred Stock with a face value of $1,000 (and immediately convertible into common stock at an assumed conversion price of $8.80) and 114 warrants with an assumed exercise price of $8.80. The redeemable warrants are exercisable for five years after the date of issuance. The net proceeds realized from the rights offering were approximately $4,700,000. At December 31, 2024, 689 shares of Series B Convertible Preferred Stock had expired, and none were converted prior to expiration. At December 31, 2025 the Company had no shares of Series B Convertible Preferred Stock outstanding.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of December 31, 2025, and December 31, 2024, there were 3,069,875 and 655,262 shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2025, the Company issued a total of 42,171 shares of its common stock at a price ranging from $2.54 to $12.00 for total proceeds of approximately $115,000 as part of the employee stock purchase plan.

During the year ended December 31, 2024, the Company issued a total of 3,957 shares of its common stock at a price ranging from $18.30 to $40.50 for total proceeds of approximately $131,000 as part of the employee stock purchase plan.

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

During the year December 31, 2024, 2,050 warrants were exercised, and 58,300 warrants expired unexercised. As of December 31, 2025, and December 31, 2024, there were no warrants outstanding related to the Rights Offering.

Equity Distribution Agreement

On April 19, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”), with Maxim, pursuant to which it may sell from time to time, shares of its common stock having an aggregate offering price of up to $8,500,000 through Maxim, as agent. The amount was subsequently reduced from $8,500,000 to $3,100,000. Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the EDA, Maxim is entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. For the year ended December 31, 2024, the Company sold 13,956 shares under the EDA for total gross proceeds of approximately $649,916, which includes a 3.0% fee to Maxim of $19,497. For the year ended December 31, 2025, the Company sold 167,065 shares under the EDA for total gross proceeds of approximately $485,202, which includes a 3.0% fee to Maxim of $14,556.

On April 1, 2025, the Company entered into a new EDA, with Maxim (the “Sales Agreement”) pursuant to which it may issue and sell up to an aggregate of $3,000,000 shares of the Company’s common stock from time to time through Maxim acting as agent. Under the terms of the Sales Agreement in no event will the Company, inter alia, issue or sell through the sales agreement such number or dollar amount of shares of common stock that would exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable). Subsequent to December 31, 2025, the Company has sold 2,025,292 shares under the Sales Agreement for total gross proceeds of approximately $2,063,396, which includes a 3.0% fee to Maxim of approximately $61,901.

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

The shares under the Sales Agreement will only be offered after a prospectus related to such offering is filed with the SEC. That prospectus was filed on October 30, 2025. If and when the shares are offered, they will be offered pursuant to a shelf registration statement on Form S-3 (File No. 333-286319), which was declared effective on July 3, 2025.

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

Under the terms of the purchase agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the purchase agreement are limited to a daily maximum of the lessor of: $500,000, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the purchase agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 99,750 shares for resale pursuant to the Atlas Agreements, consisting of 96,364 shares that can be sold by the Company to Atlas and 3,386 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective on May 1, 2024. At December 31, 2024, a total of 7,596 shares were issued pursuant to the purchase agreement for a total of approximately $128,000 after clearing costs. At December 31, 2025, a total of 30,829 shares were issued pursuant to the purchase agreement for a total of approximately $398,000 after clearing costs. There were no shares issued subsequent to December 31, 2025. As of February 2025, the purchase agreement is no longer active.

Securities Purchase Agreement

May 2024 Securities Purchase Agreement

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which, on June 3, 2024, the Company issued to the Purchaser, (i) in a registered direct offering, 56,410 shares of the Company’s common stock (the “Shares”) and (ii) in a concurrent private placement, the Company issued to the Purchaser Class A common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “A Warrants”) at an exercise price of $36.30 per share and Class B common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $36.30 per share. The A Warrants and B Warrants are not exercisable for six months after the issuance date and expire, respectively, five years and six months and twenty-four months after the issuance date. The Common Warrants and the shares of common stock are issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

The Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022.

Pursuant to the terms of the Purchase Agreement, subject to certain exceptions, the Company could not issue any equity securities for 60 days following the issuance date, provided that the Company was able to utilize its at-the-market offering program with Maxim Group LLC (the “Placement Agent”) after 30 days. Additionally, the Company cannot enter into a variable rate transaction (other than the ATM program with the Placement Agent) for 120 days after the issuance date. In addition, the Company’s executive officers and each of the Company’s directors have entered into lock-up agreements with the Company pursuant to which each of them has agreed not to, for a period of 90 days from the closing of the Transactions, offer, sell, transfer or otherwise dispose of the Company’s securities, subject to certain exceptions.

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

Maxim Group LLC acted as the placement agent on a “commercially reasonable best efforts” basis, in connection with the Transactions pursuant to the Placement Agency Agreement, dated May 31, 2024 (the “Placement Agency Agreement”), by and between the Company and the Placement Agent. Pursuant to the Placement Agency Agreement, the Placement Agent was paid a cash fee of 8% of the aggregate gross proceeds paid to the Company for the securities sold in the Transactions and reimbursement of certain out-of-pocket expenses.

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2,500,000. For the year ended December 31,2025, no Common Warrants were exercised, and all remain outstanding on December 31, 2025, related to this agreement.

September 2024 Securities Purchase Agreement

On September 30, 2024, the Company entered into a Purchase Agreement with the Purchaser in the May 2024 Securities Purchase Agreement as Purchaser, pursuant to which the Company issued to the Purchaser, (i) in a registered direct offering, 46,530 shares of its common stock (“Shares”) and (ii) in the concurrent Private Placement, Class C and Class D Warrants, each to purchase an aggregate of up to 46,530 Shares (the “Common Warrant Shares”) each with an exercise price of $28.00. The Class C and Class D Warrants together, hereinafter the “Common Warrants”. The purchase price for Shares in the registered direct offering was $28.00 per Share.

The Company received aggregate gross proceeds from the Transactions of approximately $1,260,000, before deducting fees to the Placement Agent and other estimated offering expenses payable by it. The Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022. The Common Warrants and the Common Warrant Shares issued in the Private Placement were not registered under the Securities Act. Rather the Common Warrants and the Common Warrant Shares were issued pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. The Class C Warrants and the Class D Warrants were not exercisable until December 3, 2024, and will expire, respectively, twenty-four months and five years and six months after that date.

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled approximately $2,500,000. For the year ended December 31,2025, no Common Warrants were exercised, and all remain outstanding on December 31, 2025, related to this agreement.

(c) Common Stock Options and Warrants

(i) Stock Options

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. After the 100:1 reverse stock split which was effective on June 12, 2025, a maximum of 8,980 shares of common stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). The number of shares issuable under the 2018 Equity Incentive Plan increased annually pursuant to the 2018 Plan Evergreen Provision. On July 1, 2025, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan increased by an additional 15,283 shares. As a result of the 2018 Plan Evergreen Provisions, a maximum of 24,263 shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of December 31, 2025. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. During the fiscal year ended December 31, 2018, the Board of Directors issued 270 options to each employee, the officers and directors at the exercise price of $968 expiring in 10 years. During the fiscal year ending December 31, 2019, 392 options were issued to each of these officers with an exercise price of $968 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2020, 10,250 options were issued to each of these officers and directors with an exercise price range of $185 to $307 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2021, 6,135 options were issued to officers, directors and consultants with an exercise price range of $111 to $171 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2022, 8,500 options were issued to officers, directors and consultants with an exercise price range of $31 to $70 for a period of ten years with a vesting period of one year. During the fiscal year ending December 31, 2023, 4,000 options were issued to officers with an exercise price of $46 to $47 for a period of ten years with a vesting period of one year. There were no options issued during the fiscal year ending December 31, 2024, or during the year ended December 31, 2025. As part of the Company’s cash conservation strategy, the Company issued common stock as a substitute for cash salaries to certain executives and directors. During the fiscal year ending December 31, 2024, there were 2,026 shares issued related to the cash conservation program. During the year ended December 31, 2025, there were 4,242 shares issued related to the cash conservation program.

During the year ended December 31, 2025 and 2024, we did not issue any options under the 2018 Equity Incentive Plan and all options pursuant to employment agreements for certain executives were voluntarily waived.

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

Information regarding the options approved by the Board of Directors under the Equity Plan of 2009 is summarized below. The plan expired on June 24, 2019:

	2025			2024
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	1,185	$1,320.00-212,784.00	$1,817.00	1,194	$1,320.00-212,784.00	$207.00
Granted	—	—	—	—	—	—
Forfeited	(6)	—	5,277.00	—	—	—
Expired	(6)	—	$13,200.00	(9)	19,000.00	35,636.00
Outstanding, end of year	1,173	$1,320.00-7,392.00	$1,670.00	1,185	$1,320.00-212,784.00	$1,817.00
Exercisable, end of year	1,173	$1,320.00-7,392.00	$1,670.00	1,185	$1,320.00-212,784.00	$1,817.00
Weighted average remaining contractual life (years)	2.15 years			3.08 years

Information regarding the options approved by the Board of Directors under the Equity Plan of 2018 is summarized below:

	2025			2024
	Shares	Option Price	Weighted Average Exercise Price	Shares	Option Price	Weighted Average Exercise Price
Outstanding, beginning of year	28,141	$31.00-968.00	$154.00	28,141	$31.00-968.00	$154.00
Granted	—	—	—	—	—	—
Forfeited	(4,281)	—	183.27	—	—	—
Outstanding, end of year	23,860	$41.00-968.00	$152.55	28,141	$31.00-968.00	$154.00
Exercisable, end of year	23,860	$41.00-968.00	$152.55	28,141	$31.00-968.00	$154.00
Weighted average remaining contractual life (years)	6.01 years			6.96 years
Available for future grants	24,263			1,526

Stock option activity during the years ended December 31, 2025, and 2024 is as follows:

Vested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	24,084	$250.00	8.70	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(8)	—	—	—
Outstanding December 31, 2024	24,076	$242.17	8.70	—
Granted	—	—	—	—
Forfeited	(2,159)	185.50	—
Expired	(6)	13,200.00	—	—
Outstanding December 31, 2025	21,911	$244.40	9.56	—
Vested and expected to vest at December 31, 2025	21,911	$244.40	9.56	—
Exercisable at December 31, 2025	21,911	$154.66	5.53	—

The weighted-average grant-date fair value of employee options vested during the year ended December 31, 2024 was approximately $172,000 for 3,666 options at $47.00 per option. All options were vested at December 31, 2025.

Unvested stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2023	3,667	$213.00	12.44	—
Granted	—	—	—	—
Vested	(3,659)	47.00	7.26	—
Forfeited	—	—	—	—
Expired	(8)	—	—	—
Unvested December 31, 2024	—	$—	—	—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Unvested December 31, 2025	—	$—	—	—

Vested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	8,851	$202.00	9.23	—
Granted	—	—	—	—
Expired	(1)	—	—	—
Forfeited	—	—	—	—
Outstanding December 31, 2024	8,850	$187.63	9.23	—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(2,129)	—	—	—
Outstanding December 31, 2025	6,721	$185.05	12.15	—
Vested and expected to vest at December 31, 2025	6,721	$185.05	12.15	—
Exercisable at December 31, 2025	6,721	$150.97	12.52	—

The weighted-average grant-date fair value of non-employee options vested during year 2024 was approximately $131,100 for 2,850 options at $46.00 per option. No options vested during the year 2025.

Unvested stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Term (Years)	Aggregate Intrinsic Value
Unvested December 31, 2023	3,350	$183.00	10.70	—
Granted	—	—	—	—
Vested	(3,349)	46.00	10.18	—
Expired	(1)	—	—	—
Forfeited	—	—	—	—
Unvested December 31, 2024	—	$—	—	—
Granted	—	—	—	—
Vested	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Unvested December 31, 2025	—	$—	—	—

As part of the Company’s cash conservation strategy, the Company issued common stock as a substitute for cash salaries to certain executives and directors. For the year ended December 31, 2025, stock issued as compensation totaled approximately $424,000. For the year ended December 31, 2024, stock issued as compensation totaled approximately $1,466,000. This compensation is included in the overall equity-based compensation expense.

(ii) Stock Warrants

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which, on June 3, 2024, the Company issued to the Purchaser, (i) in a registered direct offering, 56,410 shares of the Company’s common stock (the “Shares”) and (ii) in a concurrent private placement, the Company issued to the Purchaser Class A common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “A Warrants”) at an exercise price of $36.30 per share and Class B common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “B “Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $36.30 per share.

On September 30, 2024, the Company entered into a Purchase Agreement with the Purchaser in the May 2024 Securities Purchase Agreement as Purchaser, pursuant to which the Company issued to the Purchaser, (i) in a registered direct offering, 46,530 shares of its common stock (“Shares”) and (ii) in the concurrent Private Placement, Class C and Class D Warrants, each to purchase an aggregate of up to 46,530 Shares (the “Common Warrant Shares”) each with an exercise price of $28.00. The Class C and Class D Warrants together, hereinafter the “Common Warrants”. The purchase price for Shares in the registered direct offering was $28.00 per Share.

On July 30, 2025, the Company announced closing a public offering of an aggregate of 2,000,000 shares of its common stock (or pre-funded warrants in lieu thereof), Class E warrants to purchase up to 2,000,000 shares of common stock, and Class F warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant) and accompanying warrants. The warrants will have an exercise price of $4.00 per share and were exercisable immediately upon issuance. The Class E warrants will expire on the fifth anniversary of the original issuance date, and the Class F warrants will expire on the eighteen-month anniversary of the original issuance date. Gross proceeds, before deducting placement agent fees and offering expenses, were approximately $8,000,000. Maxim Group LLC acted as sole placement agent in connection with this offering.

Based on a review of the Class E and F warrants, it was determined that the warrants met the liability criteria as described in Accounting Standards Codification 480. Accordingly, as the warrants might require the Company to issue additional stock under certain circumstances, a loss was recognized and the resulting computed value was classified as a liability on the Company’s balance sheet at December 31, 2025.

For further information, please refer to Note 15.

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

Information regarding warrants outstanding and exercisable into shares of common stock is summarized below:

	2025			2024
	Shares	Warrant Price	Weighted Average Exercise Price	Shares	Warrant Price	Weighted Average Exercise Price
Outstanding, beginning of year	205,880	$28.00-36.30	$33.00	1,521	$99.00-880.00	$803.00
Granted	5,101,000	4.00	4.00	205,880	28.00-36.30	33.00
Expired	—	—	—	(1,475)	99.00-880.00	803.00
Exercised	(1,001,000)	4.00	4.00	(46)	880.00	880.00
Outstanding, end of year	4,305,880	$4.00-36.30	$6.30	205,880	$28.00-36.30	$33.00
Exercisable	4,305,880	$4.00-36.30	$6.30	112,819	$36.30	$36.30
Weighted average remaining contractual life	2.74 years			3.75 years
Years exercisable	2025			2024

Stock warrants are issued at the discretion of the Board. During the year ended December 31, 2025, there were 5,101,000 warrants issued and 1,001,000 were exercised. During the year ended December 31, 2024, there were 205,880 warrants issued, 4,659 warrants were exercised and 147,501 warrants expired.

(8)	Research, Consulting and Supply

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

	For year ended December 31,
	2025	2024
(in thousands)
Clinical studies	$2,379	$2,627
Manufacturing & Engineering	432	1,116
Quality control	897	1,721
Regulatory	216	733

Totals	$3,924	$6,197

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the year ended December 31, 2025.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the year ended December 31, 2025 and 2024, the Company incurred approximately $365,000 and $1,047,800 (before applying credits), respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8,400,000. This estimate includes pass-through costs of approximately $1,000,000 and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6,400,000, which includes passthrough costs of approximately $125,000, investigator costs estimated at about $4,400,000 and excludes certain other third-party costs and escalations. During 2023, the original work order increased to approximately $6,600,000 for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. The final subject completed the clinical trial in 2023. The end of study close out tasks continued into 2025.

Administrative and other fees – The Company incurred $116,000 and $113,000 in administrative and other fees during the years ended December 31, 2025 and 2024, respectively.

Costs incurred pursuant to the Amarex agreements were as follows (thousands):

	For the year ended December 31,
	2025	2024

Pancreatic Cancer	$237	$459
Post Covid Conditions	11	455

Total	$248	$914

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

Costs incurred pursuant to the Jubilant agreements were as follows (thousands):

For the year ended December 31,
2025	2024

$—	$1

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

Costs incurred pursuant to the Sterling Pharma agreements were as follows (thousands):

For the year ended December 31,
2025	2024

$—	$498

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

Costs incurred pursuant to the Erasmus agreements were as follows (thousands):

For the year ended December 31,
2025	2024

$—	$104

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

Costs incurred pursuant to the Azenova agreements were as follows (thousands):

For the year ended December 31,
2025	2024

$—	$255

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

Costs incurred pursuant to the Alcami agreements were as follows (thousands):

For the year ended December 31,
2025	2024

$—	$14

(9)	401(k) Plan

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

Each participant immediately vests in his or her deferred salary contributions as well as the Company’s safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the year ended December 31, 2025 and 2024, the Company’s matching contributions were approximately $110,700 and $167,000, respectively

(10)	Employment/Consulting Agreements

The Company had contractual agreements with certain Named Executive Officers (“NEO”) in 2025 and 2024. The aggregate annual base compensation which includes bonuses and stock issuances for these NEO under their respective contractual agreements for 2025, and 2024 (which takes into account amendments to these agreements effected in September 2024 for a one year period, voluntary deferral of some compensation, as well as voluntary waiver of bonus and option issuance in 2025 and 2024) was $1,216,753 and $1,491,215, respectively. As part of the Company’s cash conservation strategy, certain NEOs were issued common stock in 2024 as a substitute for cash salaries. For the year ended December 31, 2024, stock issued as payroll totaled $250,000, which is included in the overall equity-based compensation expense. There was no stock issued as payroll for the year ended December 31, 2025. In addition, certain Officers were entitled to receive performance bonuses of up to 25% or 20% of their respective annual base salary, at the sole discretion of the Compensation Committee of the Board of Directors. For the years December 31, 2025, and 2024, there were no performance bonuses paid out and any performance bonuses that were earned were voluntarily waived.

(11)	Leases

The Company leases office and lab facilities and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years, expiring at various dates during 2026 through 2027, and requiring monthly payments ranging from less than $1,000 to $22,000. Certain leases include additional renewal options ranging from 1 to 5 years. AIM has classified all of its leases as operating leases.

At December 31, 2025 and December 31, 2024, the balance of the right of use assets was $378,000 and $618,000, respectively, and the corresponding operating lease liability balance was $420,000 and $634,000, respectively. Right of use assets are recorded net of accumulated amortization of $560,000 and $428,000 as of December 31, 2025 and December 31, 2024, respectively.

AIM recognized rent expense associated with these leases are follows:

	Year ended December 31,
	(in thousands)
	2025	2024
Lease costs:
Operating lease costs	$294	$304
Short-term and variable lease costs	250	283

Total lease costs	$544	$587
Classification of lease costs:
Research & development	$374	$446
General and administrative	170	141

Total lease costs	$544	$587

The Company’s leases have remaining lease terms between 9 and 20 months. As of December 31, 2025, the weighted-average remaining term was 20 months. At December 31, 2024, the weighted-average remaining term was 29 months. The Company’s weighted average incremental borrowing rate for its leases was 10% at December 31, 2025, and December 31, 2024.

Future minimum payments as of December 31, 2025, are as follows:

Year Ending December 31, (in thousands)
2026	$273
2027	169
Less imputed interest	(22)
Total	$420

(12)	Income Taxes

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

As of December 31, 2025, and December 31, 2024, respectively, the Company has approximately $149,645,900 of Federal net operating loss carryforwards (expiring in the years 2025 through 2038), and $135,324,600 of Federal net operating loss carryforwards with no expiration date, both of which have been limited by Internal Revenue Code Section 382, available to offset future federal taxable income. The Company has approximately $60,135,200 of New Jersey state net operating loss carryforwards (expiring in 2045). The Company has approximately $114,500,700 of Florida state net operating loss carryforwards with no expiration date to offset future Florida taxable income. The Company has approximately $3,600,000 of Belgium net operating loss carryforwards with no expiration date to offset future taxable income. The utilization of certain state net operating loss carryforwards may be subject to annual limitations. With no tax due for the foreseeable future, the Company has determined that a policy to determine the accounting for interest or penalties related to the payment of tax is not necessary at this time.

Under the Tax Reform Act of 1986, the utilization of a corporation’s net operating loss carryforward is limited following a greater than 50% change in ownership. As noted above, due to the Company’s prior and current equity transactions, some of the Company’s net operating loss carryforwards are subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carryforward period. As of December 31, 2025, the tax years after 2021 remain subject to examination by major tax jurisdictions.

The Income tax provision consists of the following:

	Year Ended December 31, (in thousands)
	2025	2024
Federal	—	—
State	—	—
Foreign	—	—
Net Current Tax Provision	—	—

Deferred Tax Provision (Benefit)
Federal	(2,870)	(3,658)
State	(1,103)	(801)
Deferred Tax Provision / (Benefit)	(3,973)	(4,459)
Increase/(Decrease) in Valuation Allowance	3,973	4,459
Net Deferred Tax Provision / (Benefit)	—	—
Net Income Tax Expense / (Benefit)	—	—

Increase tax payments during the year, net of refunds, are comprised of the following:

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. With the exception of net operating losses generated in New Jersey which can be surrendered for 80% of their value, due to the uncertainty of the Company’s ability to realize the benefit of the deferred tax asset, the remainder of our deferred tax assets are fully offset by a valuation allowance at December 31, 2025, and 2024.

The components of the net deferred tax assets and liabilities as of December 31, 2025, and 2024, consist of the following:

	(in thousands)
Deferred tax assets:	December 31,
	2025	2024
Net operating losses	$34,197	$29,001
Research and Development costs	3,463	3,914
Stock Compensation	1,359	1,515
R&D credits	2,763	2,829

Other	70	41
Amortization & Depreciation	4,988	5,575
Right of use asset	12	4
Total deferred tax assets	46,852	42,879

Less: Valuation allowance	(46,852)	(42,879)
Deferred tax assets, net	$—	$—

Deferred tax assets are included within other assets in the accompanying Consolidated Balance Sheets. The benefits of deferred tax assets are included within the gain from sale of income tax operating losses in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This standard expands disclosures related to income taxes specifically for the rate reconciliation and information on income taxes paid. We adopted this standard prospectively effective January 1, 2025. The adoption of ASU 2023-09 did not result in any material changes to the consolidated financial statements or income tax disclosures.

Reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows (in thousands):

Pre Tax Book Loss	$(13,958)
Federal Rate	(2,931)	21.0%
State Taxes net of federal tax benefit	(1,065)	7.63%

Tax Credits	(481)	3.45%

Change in Valuation Allowances	3,973	-28.46%

Nontaxable or Nondeductible Items

Change in FV of Warrants	77	-0.55%
Nondeductible executive compensation under 162(m)	126	-0.90%
Meals and Entertainment	1	-0.01%
Mark to Market adjustment	(21)	0.15%
Other Adjustments
Federal Provision to Return	187	-1.34%
State Rate Change	(5)	0.04%
Stock Option Forfeitures	156	-1.12%
Other	(17)	0.12%

Total	$—	-0.00%

The Company files tax returns in the U.S., Florida and New Jersey. As of December 31, 2025, tax years for 2024, 2023, and 2022 are still subject to examination by the tax authorities. The Company is no longer subject to U.S. federal or state examinations by tax authorities for years before 2022.

(13)	Certain Relationships and Related Transactions

The Company has an employment agreement with its NEOs and has granted its NEOs and directors options to purchase its common stock. Please see details of these Employment Agreements in Note 10 Employment/Consulting Agreements.

(14)	Concentrations of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and investments. The Company places its cash with high-quality financial institutions and, at times, such amounts in non-interest-bearing accounts may be in excess of Federal Deposit Insurance Corporation insurance limits. There were no credit-based sales for 2025 and 2024.

There are a limited number of suppliers in the United States and abroad available to provide the raw and packaging materials/reagents for use in manufacturing Ampligen and Alferon N Injection. At present, the Company does not have any agreements with third parties for the supply of any of these materials or it is relying on a limited source of reagent suppliers necessary for the manufacture of Alferon N Injection. Jubilant HollisterStier LLC has manufactured batches of Ampligen for AIM pursuant to purchase orders. The Company anticipates that additional orders will be placed upon approved quotes and purchase orders provided by AIM to Jubilant. On December 22, 2020, it added Pharmaceutics International Inc. (“Pii”) as a “Fill & Finish” provider to enhance the Company’s capacity to produce the drug Ampligen. This addition amplifies the Company’s manufacturing capability by providing redundancy and cost savings. The contracts augment the Company’s existing fill and finish capacity. If the Company is unable to place adequate acceptable purchase orders with Jubilant or Pii in the future at acceptable prices upon acceptable terms, it will need to find another manufacturer. The costs and availability of products and materials the Company would need for the production of Ampligen are subject to fluctuation depending on a variety of factors beyond the Company’s control, including competitive factors, changes in technology, ownership of intellectual property, FDA and other governmental regulations. There can be no assurance that the Company will be able to obtain such products and materials on terms acceptable to it or at all.

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

The fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items and are considered a Level 1 instrument of the fair value measurements standard. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the Class A and Class B warrants (“June 2024 Warrants”) related to the Company’s June 2024 common stock and warrant issuance, are calculated using a Black-Scholes-Merton pricing model. The fair value of the Class C and Class D warrants (“October 2024 Warrants”) related to the Company’s October 2024 common stock and warrant issuance, are calculated using a Black-Scholes-Merton pricing model. The fair value of the Class E and Class F warrants (“August 2025 Warrants”) related to the Company’s August 2025 common stock and warrant issuance, are calculated using a Black-Scholes-Merton pricing model.

The Company also had certain redeemable warrants in the Rights Offering with a cash settlement feature in the occurrence of a Fundamental Transaction. No Fundamental Transaction occurred. In March 2024, 2,050 of these warrants converted on a cashless basis and the remaining 58,300 expired.

The Company estimated the fair value of the June 2024 Warrants, October 2024 Warrants and August 2025 Warrants using the Black-Scholes-Merton pricing model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrants.

The Company utilized the following assumptions to estimate the fair value of the Class A Warrants:

June 30, 2024
Underlying price per share	$35.00
Exercise price per share	$36.30
Risk-free interest rate	4.42%
Expected holding period	5.5 years
Expected volatility	110%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class B Warrants:

June 30, 2024
Underlying price per share	$35.00
Exercise price per share	$36.30
Risk-free interest rate	4.82%
Expected holding period	2 years
Expected volatility	89%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class C Warrants:

October 1, 2025
Underlying price per share	$26.00
Exercise price per share	$28.00
Risk-free interest rate	3.6%
Expected holding period	2 years
Expected volatility	82%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class D Warrants:

October 1, 2025
Underlying price per share	$26.00
Exercise price per share	$28.00
Risk-free interest rate	3.5%
Expected holding period	5.5 years
Expected volatility	91%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class E Warrants:

	July 30, 2025	December 31, 2025
Underlying price per share	$3.05	$1.13
Exercise price per share	$4.00	$1.44
Risk-free interest rate	4.0%	3.7%
Expected holding period	5 years	4.58 years
Expected volatility	101%	106%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the Class F Warrants:

	July 30, 2025	December 31, 2025
Underlying price per share	$3.05	$1.13
Exercise price per share	$4.00	$1.44
Risk-free interest rate	4.0%	3.5%
Expected holding period	1.51 years	1.09 years
Expected volatility	142%	168%
Expected dividend yield	—	—

The significant assumptions using the Black-Scholes-Merton pricing model approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

With the above factors utilized in analysis of the likelihood of the Put’s potential Liability, the Company estimated the range of probabilities related to a Put right being triggered as:

Range of Probability	Probability
Low	0.5%
Medium	1.0%
High	5.0%

The Black-Scholes-Merton pricing model has incorporated a 5.0% probability of a Fundamental Transaction to date for the life of the securities.

(vi)	Expected Timing of Announcement of a Fundamental Transaction. As the Company has no specific expectation of a Fundamental Transaction, for reasons elucidated above, the Company utilized a discrete uniform probability distribution over the Expected Holding Period to model in the potential announcement of a Fundamental Transaction occurring during the Expected Holding Period.
(vii)	Expected 100 Day Volatility at Announcement of a Fundamental Transaction. An estimate of future volatility is necessary as there is no mechanism for directly measuring future stock price movements. Daily observations of the Company’s historical stock values for the 100 days immediately prior to the Warrants’ grant dates, with a floor of 100%, were utilized as a proxy for future volatility estimates.
(viii)	Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction. The Company utilized a risk-free interest rate corresponding to the forward U.S. Treasury rate for the period equal to the time between the date forecast for the public announcement of a Fundamental Transaction and the Warrant expiration date for each simulation.
(ix)	Expected Time Between Announcement and Consummation of a Fundamental Transaction. The expected time between the announcement and the consummation of a Fundamental Transaction is based on the Company’s experience with the due diligence process performed by acquirers and is estimated to be six months. The Black-Scholes-Merton pricing model approach incorporates this additional period to reflect the delay Warrant Holders would experience in receiving the proceeds of the Put.

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. AIM categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

1.	Level 1 – Quoted prices are available in active markets for identical assets or liabilities at the reporting date. Generally, this includes debt and equity securities that are traded in an active market.
2.	Level 2 – Observable inputs other than Level 1 prices such as quote prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Generally, this includes debt and equity securities that are not traded in an active market.
3.	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or other valuation techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2025, the Company has classified the warrants with cash settlement features as Level 3. Management evaluates a variety of inputs and then estimates fair value based on those inputs. As discussed above, the Company utilized the Black-Scholes-Merton pricing model in valuing the warrants.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$931	$931	$—	$—
Marketable securities	$62	$62	$—	$—

Liabilities:
Warrant liability	$8,244	$—	$—	$8,244

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$51	$51	$—	$—
Marketable securities	$2,276	$2,276	$—	$—

(16)	Segment and Related Information

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

The Company’s revenues for the two-year period ended December 31, 2025, were earned in the United States. All assets are maintained in the United States of America.

(17)	Subsequent Events

On December 30, 2025, we declared a stock dividend of one share of common stock for every 1,000 shares of outstanding common stock as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (“Alternate Securities”). On January 20, 2026, the dividend was issued to stockholders and Alternate Securities holders of record at the close of business on January 9, 2026. Resulting fractional shares were rounded down and any resulting fractional shares remaining after the foregoing rounding down were distributed in cash to each stockholder and Alternate Securities holder who would otherwise have been entitled to receive such fractional shares, based on a share price of $1.305.

On January 13, 2026, the Company distributed a dividend of one share of its common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026 as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (the “Dividend”).

As a result, the number of outstanding warrants of Class E Common Stock Purchase Warrants increased to 5,561,119 and the exercise price reduced to 1.439 and class F Common Stock Purchase Warrants increased to 5,561,118 and the exercise price was reduced to $1.439 per share of common stock as of January 13, 2026. After December 31,2025, 482,500 Class E warrants and 800,508 Class F warrants were exercised. Due to the Share Combination Event trigger of the Class E & F Common Stock Purchase Warrants, the accounting treatment as a liability instrument associated with the warrants will be re-evaluated as to its classification, during the first quarter of 2026.

On January 20, 2026 a Notice of Change and Modifications of Class E Common Stock Purchase Warrants and a January 20, 2026 Notice of Change and Modifications of Class F Common Stock Purchase Warrants were sent to the holders of these warrants.

On March 6, 2026, the Company completed a rights offering (the “2026 Rights Offering”) to its stockholders and to holders of certain of its outstanding options and warrants that had the right to participate in the 2026 Rights Offering, both as of February 10, 2026, the record date. In the Rights Offering the Company issued non-transferable subscription rights to purchase 1,842 Units. Each Unit consists of one share of Series G Convertible Preferred Stock (the “G Preferred”) and 2,000 warrants to purchase common stock (the “G Warrants”). Each share of G Preferred is convertible, at the option of the holder at any time, into a number of shares of common stock equal to the quotient of the stated value of the Preferred Stock ($1,000) divided by $1.00, the conversion price. Each G Warrant is exercisable for one share of common stock at an exercise price of $1.00 per share from March 6, 2026, the date of issuance, through its expiration five years from the date of issuance. Maxim Group LLC acted as the Company’s dealer-manager. Although the 2026 Rights Offering closed after fiscal year end December 31, 2025, it raised approximately $1,800,000 in gross proceeds.

As of March 25, 2026, 1,088 shares of the G Preferred have been converted for 1,088,000 shares of common stock, and 310,000 G Warrants have been exercised for 310,000 shares of common stock. In addition, 482,500 Class E Warrants were exercised for 482,500 shares of common stock and 800,508 Class F Warrants were exercised for 800,508 shares of common stock.

