Form 10-Q
period 2026-03-31
AIM ImmunoTech Inc.
filed 2026-05-15
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

14,563,515 shares of common stock were outstanding as of May 13, 2026.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited March 31, 2026 and Audited December 31, 2025)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$5,816	$2,985
Marketable investments	63	62
Other receivables	—	7
Prepaid expenses and other current assets	335	241
Total current assets	6,214	3,295
Property and equipment, net	62	71
Right of use asset, net	320	378
Patent and trademark rights, net	1,662	1,661
Other assets	327	377
Total assets	$8,585	$5,782
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,215	$1,630
Accrued expenses	671	795
Current portion of operating lease liability	255	250
Current portion of note payable, net	4,004	3,549
Total current liabilities	6,145	6,224
Long-term liabilities:
Operating lease liability	105	170
Long-term note payable	210	927
Warrant liability	—	8,244
Total liabilities	6,460	15,565
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of March 31, 2026, and December 31, 2025, respectively; issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; as of March 31, 2026, and December 31, 2025, respectively; issued and outstanding – none	—	—
Series G Convertible Preferred Stock, par value $0.01 per share, with a stated value $1,000 per share, 12,000 shares authorized: 678 and 0 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	—	—
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 8,223,782 and 3,069,875 as of March 31, 2026 and December 31, 2025, respectively	8	3
Additional paid-in capital	445,926	431,000
Accumulated deficit	(443,809)	(440,786)
Total stockholders’ equity (deficit)	2,125	(9,783)
Total liabilities and stockholders’ equity (deficit)	$8,585	$5,782

See accompanying notes to condensed consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues:
Clinical treatment programs – US	$22	$16
Total Revenues	22	16
Costs and Expenses:
Production costs	4	10
Research and development	482	1,080
General and administrative	1,762	2,545
Total Costs and Expenses	2,248	3,635
Operating loss	(2,226)	(3,619)
(Loss) gain on investments	(1)	27
Interest and other income	8	11
Interest expense and other finance costs	(304)	(124)
Loss on change in fair value of warrant liability	(468)	—
Loss on issuance of warrants	(32)	—
Net Loss	$(3,023)	$(3,705)
Basic and diluted loss per share	$(0.69)	$(0.05)
Weighted average shares outstanding basic and diluted	4,351,449	703,298

See accompanying notes to condensed consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands except share data)

	Series G Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance December 31, 2025	—	3,069,875	$3	$431,000	$(440,786)	$(9,783)
Shares issued for:
Common Stock issuance, net of costs	—	2,032,815	2	1,999	—	2,001
Rights Offering	1,842	—	—	1,662	—	1,662
Series G Preferred Stock conversion to Common Stock	(1,164)	1,164,000	1	(1)	—	—
Warrant Exercise	—	1,593,008	2	2,154	—	2,156
Reclass of Warrants E & F	—	—	—	8,712	—	8,712
Repayment of Debt with shares	—	364,084	—	400	—	400
Net comprehensive loss	—	—	—	—	(3,023)	(3,023)
Balance March 31, 2026	678	8,223,782	$8	$445,926	$(443,809)	$2,125

	Series B Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance December 31, 2024	—	655,263	$1	$425,505	$(426,828)	$(1,322)
Shares issued for:
Common Stock issuance, net of costs	—	42,854	—	660	—	660
Equity based compensation	—	4,242	—	60	—	60
Repayment of Debt with shares	—	20,541	—	450	—	450
Net comprehensive loss	—	—	—	—	(3,705)	(3,705)
Balance March 31, 2025	—	722,900	$1	$426,675	$(430,533)	$(3,857)

See accompanying notes to condensed consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(in thousands)

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(3,023)	$(3,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	9	10
Abandonment and expiration of patents and trademark rights	—	335
Amortization of patent, trademark rights	34	48
Amortization of debt discount and other expenses	183	64
Non-cash lease expense	68	64
Equity-based compensation	—	60
Loss (gain) on sale of marketable investments	1	(27)
Change in fair value of warrants	468	—
Loss of issuance of warrants	32	—
Change in assets and liabilities:
Other receivables	7	(19)
Other assets	50	367
Prepaid expenses and other current assets and other non-current assets	(94)	(119)
Lease liability	(70)	(62)
Accounts payable	(415)	561
Accrued expenses	31	62
Net cash used in operating activities	(2,719)	(2,361)
Cash flows from investing activities:
Proceeds from sale of marketable investments	4	1,045
Purchase of marketable investments	(6)	(91)
(Purchase) abandonment of patent and trademark rights	(35)	(56)
Net cash (used in) provided by investing activities	(37)	898
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,001	660
Proceeds from warrant exercise	2,156	—
Repayment of debt obligation	(200)	—
Proceeds from Rights Offering	1,630	—
Net cash provided by financing activities	5,587	660
Net increase (decrease) in cash and cash equivalents	2,831	(803)
Cash and cash equivalents at beginning of period	2,985	1,701
Cash and cash equivalents at end of period	$5,816	$898
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain (loss) on marketable investments	$(1)	$96
Repayment of debt obligation with shares	$400	$421

See accompanying notes to condensed consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Basis of Presentation

AIM ImmunoTech Inc. and its subsidiaries are an immuno-pharma company headquartered in Ocala, Florida, with a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body. AIM’s products are Ampligen (rintatolimod) and Alferon N Injection (Interferon alfa). Ampligen is a double-stranded RNA (“dsRNA”) molecule being developed for the treatment of late-stage pancreatic cancer, in addition to other globally important cancers, viral diseases and disorders of the immune system. Ampligen has not been approved by the FDA or marketed in the United States, but it is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

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

Ampligen is a wide-spectrum therapeutic that has shown positive safety and efficacy in clinical trials of many different solid tumor types. However, based specifically on clinical success as to safety and efficacy in our pancreatic cancer Early Access Program and an ongoing Phase 2 trial, AIM has made the business decision to focus its efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, as we believe that this path will potentially lead to the most lucrative outcome. Pancreatic cancer will kill an estimated 100,000 people in the American and European Union markets — and more than 450,000 people worldwide — in 2026 alone. When AIM looks at the global health problem of pancreatic cancer, we see a large market in an unmet medical need and with relatively little clinical competition. We believe we are well positioned to serve this market with our intellectual property program which includes broad-combination therapy patents in the United States, Japan and Europe, as well as market exclusivity provided by orphan drug designations in the United States and the European Union.

Oncology is an area of biotech which includes multibillion-dollar mergers and acquisitions – large-market Phase 3 oncology clinical trials with positive data are a focus for acquisition. AIM strongly believes that such a Phase 3 study will be possible following the ongoing Phase 2 clinical study evaluating Ampligen in combination with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi (durvalumab) in the treatment of metastatic pancreatic cancer patients with stable disease post-FOLFIRINOX standard of care (the “DURIPANC” study). The DURIPANC study is an investigator-initiated, exploratory, open-label, single-center study expected to enroll up to 25 subjects in the Phase 2 portion, with final enrollment expected in Summer 2026. The primary objective of the study is the clinical benefit rate of the combination therapy. The secondary/exploratory objectives include assessing overall survival and progression-free survival; exploring immune-monitoring using available tissue biopsies and peripheral immune profiling; and assessing quality of life. According to the Erasmus MC Cancer Institute, the promising progression-free survival and overall survival seen in Phase 1 of the study – which we believe supported advancement to the ongoing Phase 2 portion of the study – continue to be seen and enrollment is ongoing. As of March 31, 2026, 24 patients have been treated in the study. Erasmus MC expects that detailed data will be published later this year. According to Erasmus MC, there has also been no significant toxicity – an encouraging safety profile for a post-chemo setting – and Ampligen subjects are consistently reporting “high quality of life” during treatment.

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

The consolidated financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2025, and 2024, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 27, 2026.

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

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. The Company has incurred losses from operations and net cash used for operating activities for the three months ended March 31, 2026, and has a limited current working capital as of March 31, 2026. Additionally, the Company’s stockholders’ equity was below the minimum requirements for continued listing on the New York Stock Exchange American (“NYSE American”). These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. Management evaluated the conditions, and the significance of these conditions related to the Company’s ability to meet its obligations. If the Company is unable to implement sufficient mitigation efforts, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

On December 11, 2024, the Company received an official notice of noncompliance with the NYSE American’s continued listing requirements. This includes the need for the Company to have stockholders’ equity of $6 million or more. The NYSE American’s review showed that the Company was not in compliance with that requirement. As required, the Company submitted a plan (the “Plan”) to the NYSE American illustrating how it can regain compliance by June 11, 2026. The NYSE American accepted the Plan on February 26, 2025, and the Company has submitted quarterly updates to the NYSE American since that time. If the Company is not able to regain compliance by June 11, 2026, its common stock may be delisted from the NYSE American. As of March 31, 2026, its stockholders’ equity was $2.1 million. It must increase its stockholders’ equity to be at least $6 million to regain compliance with this rule. If it is not able to raise sufficient capital as set forth in the Plan or by other means, it may be unable to regain compliance with the NYSE American’s listing standards, and its securities could be subject to delisting. In addition, in the event that the price of the common stock drops to $0.10 per share, trading in the common stock will automatically be suspended and the common stock would be subject to delisting. The price dropped below $0.10 and on April 4, 2025, the Company received a delisting letter from the NYSE American and trading in its common stock on the NYSE American was suspended.

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

On June 11, 2025, the Company was notified by the NYSE American that the Company had regained compliance with Section 1003(f)(v) of the NYSE American’s Company Guide (low selling price) and that trading in the Company’s Common Stock was reinstated on the NYSE American on June 17, 2025.

During the third quarter of 2025, an agreement was reached with a vendor surrounding legal fees. The agreement provided that $3 million of previously billed fees would be forgiven in exchange for payments totaling $1.9 million. The reduction was included as “other income” and accounts payable was reduced.

Class E and Class F Warrant Reclassification

On January 20, 2026, we distributed a stock dividend of one share of our common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026, as well as one share of common stock for every 1,000 outstanding options or 1,000 warrants that has a right to receive stock dividends. The distribution was effected on January 20, 2026. This resulted in a reset of the terms of our Class E and Class F Warrants. Per the reset, the exercise price of these warrants dropped to $1.439, additional warrants were issued and a provision in these warrants that resulted in the classification of these warrants as a liability rather than equity was nullified. This resulted in a $8.7 million increase in stockholders’ equity.

The Company’s management has disclosed its mitigating plans in its recent filing with the NYSE. These plans primarily consist of raising capital through issuance of securities and exercises of existing warrants.

Note 2: Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” is applicable to AIM beginning for the quarter ending March 31, 2027 and will require additional disclosures for certain income statement line items. The Company is still evaluating the impact of this update. Accounting pronouncements issued by the FASB since filing the Annual Report on Form 10-K for the year ended December 31, 2025 did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3: Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. At various times throughout the three months ended March 31, 2026, some accounts held at financial institutions were in excess of the federally insured limit of $250 thousand. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Note 4: Marketable Securities

Marketable securities consist of mutual funds. At March 31, 2026 and December 31, 2025, it was determined that none of the marketable securities had an other-than-temporary impairment. At March 31, 2026 and December 31, 2025, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 16: Fair Value). At March 31, 2026, and December 31, 2025 the Company held $63 thousand and $62 thousand, respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of $63 thousand at March 31, 2026. There was no realized gain or loss recognized for the three-month period ended March 31, 2026 on equity securities. The unrealized loss recognized for the three-month period ended March 31, 2026 on equity securities still held was $1 thousand. The net loss recognized for the three-month period ended March 31, 2026 on equity securities was $1 thousand.

Mutual Funds classified as available for sale consisted of $62 thousand at December 31, 2025. The realized loss recognized for the three-month period ended March 31, 2025 on equity securities was ($69 thousand). The unrealized gains recognized for the three-month period ended March 31, 2025 on equity securities still held was $96 thousand. The net gain recognized for the three-month period ended March 31, 2025 on equity securities was $27 thousand.

Note 5: Property and Equipment, Net

	(in thousands)
	March 31, 2026	December 31, 2025
Furniture, fixtures, and equipment	$1,466	$1,466
Less: accumulated depreciation	(1,404)	(1,395)
Property and equipment, net	$62	$71

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the three months ended March 31, 2026 and 2025 was $9 thousand and $10 thousand, respectively.

Note 6: Patents and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$2,185	$(582)	$1,603	$2,150	$(551)	$1,599
Trademarks	182	(123)	59	182	(120)	62
Net amortizable patents and trademarks rights	$2,367	$(705)	$1,662	$2,332	$(671)	$1,661

Patent and trademark rights acquisitions, abandonments and amortization (in thousands):

December 31, 2025	$1,661
Acquisitions	35
Abandonments	—
Amortization	(34)
March 31, 2026	$1,662

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over an estimated useful life of 17 years for patents and 10 years for trademarks. The weighted remaining average amortization period is 12 years for patents and 3 years for trademarks, respectively. The Company expenses annuity costs related to its trademarks and patents.

Amortization of patents and trademarks for each of the next five years and thereafter is as follows:

Year Ending December 31,
2026	$115
2027	146
2028	140
2029	136
2030	127
Thereafter	998
Total	$1,662

Note 7: Accrued Expenses

Accrued expenses consist of the following:

	(in thousands)
	March 31, 2026	December 31, 2025
Compensation	$317	$218
Professional fees	217	303
Clinical trial expenses	30	20
Interest	34	64
Other expenses	73	190
	$671	$795

Note 8: Unsecured Promissory Note

During the years ended 2025 and 2024 the Company entered into three separate agreements with Streeterville Capital LLC (“Streeterville” or the “Lender”). The terms of the agreements are described below:

Note 1 –

On February 16, 2024, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2.5 million in exchange for an unsecured promissory Note with an Original Issue Discount of $781 thousand. The Company will pay $3.3 million consisting of the principal amount of the Note, together with the original issue discount and $20 thousand of lender transaction fees, no later than February 16, 2026. The stated interest rate of the note is 10%.

The agreement allows the Lender to redeem up to $250 thousand per calendar month beginning in August 2024, upon providing written notice to Borrower. The Note further contains triggering events which can be remedied by the Lender requiring the Borrower to correct the triggering event, increasing the outstanding balance by applying the triggering effect, or making the Note immediately due and payable.

During the quarter ended March 31, 2026, the Company entered into an agreement with the Lender to settle a portion of its outstanding loan obligation in the amount of $400 thousand through the issuance of 364,084 shares of common stock rather than cash payment. During the year ended December 31, 2025, the Company entered into agreements with the Lender to settle a portion of its outstanding loan obligation in the amount of $700 thousand through the issuance of 170,353 shares of common stock, rather than cash payment. These exchanges were completed pursuant to the terms of the loan agreement, which allows for the settlement of debt through stock issuance under certain conditions.

An amendment to the Promissory Note was executed with the lender on March 10, 2026. Pursuant to the amendment the maturity date of the Note was extended until June 30, 2026. Other than the maturity date extension, there were no other changes to the agreement.

Note 2 –

On June 30, 2025, the Company (“Borrower”) entered into a Note and Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreements, Streeterville paid the Company $250 thousand in exchange for an unsecured promissory Note with an Original Issue Discount of $50 thousand. The Note required the Company to pay $310 thousand consisting of the principal amount of the Note, together with the original issue discount and $10 thousand of lender transaction fees, no later than October 28, 2025. On August 12, 2025, the Company repaid the note in full.

Note 3 –

On November 18, 2025, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2.5 million in exchange for an unsecured promissory Note with an Original Issue Discount of $781 thousand. The Company will pay $3.3 million consisting of the principal amount of the Note, together with the original issue discount and $20 thousand of lender transaction fees, no later than November 18, 2027. The stated interest rate of the note is 10%.

The agreement allows the Lender to redeem up to $250 thousand per calendar month beginning in May 2026, upon providing written notice to Borrower. The Note further contains triggering events which can be remedied by the Lender requiring the Borrower to correct the triggering event, increasing the outstanding balance by applying the triggering effect, or making the Note immediately due and payable.

Maturities and charges associated with these notes are summarized below:

Debt schedule at March 31, 2026 (in thousands)

	Note 1	Note 2	Note 3	Total
Long-term debt	$1,626	$—	$3,214	$4,840
Unamortized Original issue discount	—	—	(610)	(610)
Unamortized Financing fees	—	—	(16)	(16)
	1,626	—	2,588	4,214
Less current portion of long-term debt, net	(1,626)	—	(2,378)	(4,004)
Long-term debt, net	$—	$—	$210	$210

Future maturities for long-term debt as of March 31, 2026, were as follows (in thousands):

Fiscal years ending December 31:	Note 1	Note 2	Note 3	Total
2026	$1,626	$—	$2,000	$3,626
2027	—	—	588	588
Total	$1,626	$—	$2,588	$4,214

Current portion of debt discount	$—	$—	$362	$362
Current portion of origination costs	$—	$—	$10	$10

Debt schedule at December 31, 2025 (in thousands):

	Note 1	Note 2	Note 3	Total
Long-term debt	$1,984	$—	$3,301	$5,285
Unamortized Original issue discount	(49)	—	(740)	(789)
Unamortized Financing fees	(1)	—	(19)	(20)
	1,934	—	2,542	4,476
Less current portion of long-term debt, net	$(1,934)	$—	$(1,615)	$(3,549)
Long-term debt, net	$—	$—	$927	$927

Future maturities for long-term debt as of December 31, 2025 were as follows (in thousands):

Fiscal years ending December 31:	Note 1	Note 2	Note 3	Total
2025	$1,934	$—	$1,615	$3,549
2026	—	—	927	927
Total	$1,934	$—	$2,542	$4,476

Current portion of debt discount	$49	$—	$374	$423
Current portion of origination costs	$1	$—	$10	$11

Interest and other charges related to the Streeterville notes were as follows (in thousands):

Three months ended March 31, 2026	Note 1	Note 2	Note 3	Total
Interest	$44	$—	$84	$128
Original issue discount amortization	49	—	127	176
Total interest charges	$93	$—	$211	$304

Loan fee amortization	$1	$—	$2	$3

Three months ended March 31, 2025	Note 1	Note 2	Note 3	Total
Interest	$56	$—	$—	$56
Original issue discount amortization	68	—	—	68
Total interest charges	$124	$—	$—	$124

Loan fee amortization	$3	$—	$—	$3

Note 9: Leases

The Company leases office and lab facilities and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years, expiring at various dates during 2026 through 2027, and requiring monthly payments ranging from less than $1 thousand to $22 thousand. Certain leases include additional renewal options ranging from 1 to 5 years. AIM has classified all of its leases as operating leases.

At March 31, 2026 and December 31, 2025, the balance of the right of use assets was $320 thousand and $378 thousand, respectively, and the corresponding operating lease liability balance was $360 thousand and $420 thousand, respectively. Right of use assets are recorded net of accumulated amortization of $618 thousand and $560 thousand as of March 31, 2026 and December 31, 2025, respectively.

AIM recognized rent expense associated with these leases are follows:

	(in thousands)
	March 31, 2026	March 31, 2025
Lease costs:
Operating lease costs	$68	$78
Short-term and variable lease costs	69	80
Total lease costs	$137	$158
Classification of lease costs
Research & development	$101	$108
General and administrative	36	50
Total lease costs	$137	$158

The Company’s leases have remaining lease terms between 6 and 17 months. As of March 31, 2026, the weighted-average remaining term was 16 months. At December 31, 2025, the weighted-average remaining term was 20 months. The Company’s weighted average incremental borrowing rate for its leases was 10% at March 31, 2026 and December 31, 2025.

Future minimum payments as of March 31, 2026, are as follows:

Year Ending December 31, (in thousands)

2026	$204
2027	169
Less imputed interest	(13)
Total	$360

Note 10: Research, Consulting and Supply Agreements

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

	For three months ended March 31,
	2026	2025
(in thousands)
Clinical studies	$185	$594
Manufacturing & Engineering	70	180
Quality control	198	230
Regulatory	29	76

Totals	$482	$1,080

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the three months ended March 31, 2026.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the three months ended March 31, 2026 and 2025, the Company incurred $13 thousand and $105 thousand, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8.4 million. This estimate includes pass-through costs of approximately $1 million and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6.4 million, which includes passthrough costs of approximately $125 thousand, investigator costs estimated at about $4.4 million and excludes certain other third-party costs and escalations. During 2023, the original work order increased to $6.6 million for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. The final subject completed the clinical trial in 2023. The end of study close-out tasks finished in 2025.

Costs incurred pursuant to the Amarex agreements were as follows (thousands):

	For the three months ended March 31,
	2026	2025

Pancreatic Cancer	$13	$3
Post Covid Conditions	—	102

Total	$13	$105

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

Costs incurred pursuant to the Sterling Pharma agreements were as follows (thousands):

For the three months ended March 31,
2026	2025

$23	$—

Azenova Sales International

In October 2023, the Company entered into a consulting agreement with Azenova, LLC where Azenova will provide business development services for AIM’s Ampligen product for solid tumors for a 12-month term that is extendable upon the agreement of the parties. In exchange for its services, Azenova received a monthly retainer of $30,000 in addition to 3,600 stock options that vest monthly. The monthly retainer was reduced to $10,000 in August 2024 and subsequently amended to payments based on hourly billing only. The agreement will end on April 30, 2028, but may be extended upon written agreement of the parties.

Costs incurred pursuant to the Azenova agreements were as follows (thousands):

For the three months ended March 31,
2026	2025

$—	$15

Alcami

In September 2023, the Company entered into an agreement with Alcami Corporation to perform an extractables study for a primary packaging component. The agreement called for fixed costs of $30 thousand upon completion of the study and issue of the final report, along with solvent costs, and pass through items to be billed on a per activity basis. The study is now finalized.

Costs incurred pursuant to the Alcami agreements were as follows (thousands):

For the three months ended March 31,
2026	2025

$—	$7

Note 11: 401(k) Plan

AIM has a defined contribution plan, entitled the AIM ImmunoTech Employees 401(k) Plan and Trust Agreement (the “401(k) Plan”). AIM’s full-time employees are eligible to participate in the 401(k) Plan following 61 days of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants’ contributions to the 401(k)

Each participant immediately vests in his or her deferred salary contributions as well as the Company’s safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the three months ending March 31, 2026 we made $22 thousand in contributions, and for the year ending December 31, 2025 $111 thousand in contributions were made.

Note 12: Equity-Based Compensation

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. After the 100:1 reverse stock split which was effective on June 12, 2025, a maximum of 8,980 shares of common stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). The number of shares issuable under the 2018 Equity Incentive Plan increased annually pursuant to the 2018 Plan Evergreen Provision. On July 1, 2025, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan increased by an additional 15,283 shares. As a result of the 2018 Plan Evergreen Provisions, a maximum of 24,263 shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of March 31, 2026. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. During the three months ended March 31, 2026, and 2025, there were no options granted.

As part of the Company’s cash conservation strategy, the Company issued common stock as a substitute for cash salaries to certain executives and directors. For the year ended December 31, 2024, there were 14,660 shares issued as compensation totaling $393.4 thousand. For the year ended December 31, 2025, there were 4,242 shares issued as compensation totaling $59.9 thousand. During the three months ended March 31, 2026, there were no shares issued related to the cash conservation program. This compensation is included in the overall equity-based compensation expense.

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

Stock options activity during the three months ended March 31, 2026, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2026	21,911	$244.40	9.56	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding March 31, 2026	21,911	$244.40	9.56	$—
Vested and expected to vest March 31, 2026	21,911	$244.40	9.56	$—
Exercisable March 31, 2026	21,911	$154.66	5.53	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2026	6,721	$185.06	12.15	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding March 31, 2026	6,721	$185.06	12.15	$—
Vested and expected to vest March 31, 2026	6,721	$185.06	12.15	$—
Exercisable March 31, 2026	6,721	$150.99	12.52	$—

There was no unvested stock option activity for employees and non-employees.

Stock-based compensation expense was $0 and $60 thousand for the three months ended March 31, 2026 and 2025, respectively, resulting in a decrease in general and administrative expenses.

Note 13: Stock Warrants

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which, on June 3, 2024, the Company issued to the Purchaser, (i) in a registered direct offering, 56,410 shares of the Company’s common stock (the “Shares”) and (ii) in a concurrent private placement, the Company issued to the Purchaser Class A common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “A Warrants”) at an exercise price of $36.30 per share and Class B common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “B Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $36.30 per share.

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

On July 30, 2025, the Company announced closing a public offering of an aggregate of 2,000,000 shares of its common stock (or pre-funded warrants in lieu thereof), Class E warrants to purchase up to 2,000,000 shares of common stock, and Class F warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant) and accompanying warrants. The warrants had an exercise price of $4.00 per share and were exercisable immediately upon issuance. The Class E warrants will expire on the fifth anniversary of the original issuance date, and the Class F warrants will expire on the eighteen-month anniversary of the original issuance date. Gross proceeds, before deducting placement agent fees and offering expenses, were $8 million. Maxim Group LLC acted as sole placement agent in connection with this offering.

Based on a review of the Class E and F Warrants, it was determined that the warrants met the liability criteria which resulted in Class E & F warrants to be treated as liability under ASC 815 – Derivatives and Hedging. Accordingly, as the warrants might require the Company to issue additional stock under certain circumstances, a loss was recognized and the resulting computed value was classified as a liability on the Company’s balance sheet at December 31, 2025.

On December 30, 2025, we declared a stock dividend of one share of common stock for every 1,000 shares of outstanding common stock as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (“Alternate Securities”). On January 13, 2026, the Company distributed a dividend of one share of its common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026 as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (the “Dividend”). The issuance of the Dividend was a Share Combination Event under Section 3(g) of the Class E & F Common Stock Purchase Warrants. As a result, the number of outstanding warrants of Class E & F Common Stock Purchase Warrants both have increased to 5,561,125 and the exercise price reduced to $1.439 per share of common stock. Due to the Share Combination Event trigger of the Class E & F Common Stock Purchase Warrants, reevaluation of the classification resulted in the reclassification of the warrants from liability to equity. The Company recognized a loss on change of warrant liabilities of $468 thousand in the statements of operations for the three months ended March 31, 2026, and reclassified the Class E & F Common Stock Purchase Warrants from liability to equity in the amount of $8.7 million reflected in the Balance Sheet at March 31, 2026.

On March 6, 2026, we completed a rights offering (the “2026 Rights Offering”) to our stockholders and to holders of certain of our outstanding options and warrants that had the right to participate in the 2026 Rights Offering as of February 10, 2026, the record date. In the Rights Offering we issued non-transferable subscription rights to purchase 1,842 Units. Each Unit consists of one share of Series G Convertible Preferred Stock (the “G Preferred”) and 2,000 warrants to purchase common stock (the “G Warrants”). Each share of G Preferred is convertible, at the option of the holder at any time, into a number of shares of our common stock equal to the quotient of the stated value of the Preferred Stock ($1 thousand) divided by $1.00, the conversion price. Each G Warrant is exercisable for one share of our common stock at an exercise price of $1.00 per share from March 6, 2026, the date of issuance, through its expiration five years from the date of issuance. The 2026 Rights Offering raised $1.8 million in gross proceeds.

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

For further information, please refer to Note 14.

Note 14: Stockholders’ Equity

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

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. At March 31, 2026, there were no Series A Junior Participating Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 10,000 shares of its preferred stock as Series B Convertible Preferred Stock (the “Preferred Stock”). Each share of Preferred Stock has a par value of $0.01 per share and a stated value equal to $1 thousand (the “Stated Value”). The shares of Preferred Stock shall initially be issued and maintained in the form of securities held in book-entry form and the Depository Trust Company or its nominee (“DTC”) shall initially be the sole registered holder of the shares of Preferred Stock. At March 31, 2026, there were no Series B Convertible Preferred Stock outstanding.

Series G Convertible Preferred Stock

March 4, 2026, the Company filed a Certificate of Designation of Preference, Rights and Limitations of Series G Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State creating a new series of its authorized preferred stock, par value $0.01 per share, designated as the “Series G Convertible Preferred Stock” (the “Series G Preferred Stock”). The number of shares initially constituting the Series G Preferred Stock was set at 12,000 shares.

Each share of Series G Preferred Stock will be convertible, at the option of the holder at any time, into the number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) determined by dividing the $1 thousand stated value per share of the Series G Preferred Stock by a conversion price initially equal to $1.00. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series G Preferred Stock will not have the right to convert any portion of the Series G Preferred Stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to its conversion. A holder of the Series G Preferred Stock, upon notice to the Company, may increase or decrease the beneficial ownership limitation provisions of such holder’s Series G Preferred Stock, provided that in no event shall the limitation exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to its conversion.

In the event the Company effects certain mergers, consolidations, sales of substantially all of its assets, tender or exchange offers, reclassifications or share exchanges in which the Common Stock is effectively converted into or exchanged for other securities, cash or property, the Company consummates a business combination in which another person acquires 50% of the outstanding shares of Common Stock, then, upon any subsequent conversion of the Series G Preferred Stock, the holders of the Series G Preferred Stock will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of Common Stock then issuable upon conversion in full of the Series G Preferred Stock.

Holders of Series G Preferred Stock shall be entitled to receive dividends (on an as-if-converted-to-common stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of Common Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series G Preferred Stock has no voting rights. Upon the Company’s liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series G Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of Common Stock would receive if the Series G Preferred Stock were fully converted (disregarding for such purpose any conversion limitations under the Certificate of Designation) to Common Stock, which amounts shall be paid pari passu with all holders of Common Stock. The Company is not obligated to redeem or repurchase any shares of Series G Preferred Stock. Shares of Series G Preferred Stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous provisions.

On March 6, 2026, the Company completed its previously announced rights offering (the “Rights Offering”) pursuant to its effective registration statement on Form S-1, as amended (Registration No. 333-292085), previously filed with and declared effective by the Securities and Exchange Commission (the “SEC”), a prospectus and a prospectus supplement filed with the SEC. Pursuant to the Rights Offering, the Company sold an aggregate of 1,842 units consisting of an aggregate of 1,842 shares of Series G Preferred Stock, with each share of Series G Preferred Stock initially convertible into shares of Common Stock at a conversion price of $1.00 per share, 3,684,000 Class G Warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $1.00 per share and expiring five years from the date of issuance, resulting in gross proceeds to the Company of $1.8 million.

At March 31, 2026 and December 31, 2025, the Company had 678 and 0 shares of Series G Convertible Preferred Stock outstanding, respectively. Subsequent to March 31, 2026, 100 shares of Series G Convertible Preferred Stock were converted to common shares.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of March 31, 2026, and December 31, 2025, there were 8,223,782 and 3,069,875 shares of common stock issued and outstanding, respectively.

Employee Stock Purchase Plan (Not equity compensation)

On July 7, 2020, the Board approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500 thousand worth of shares at the market price (including subsequent plans, the “Employee Stock Purchase Plan”). Pursuant to NYSE American’s rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application (“SLAP”). The Company created successive new plans following the expiration of the July 7, 2020 plan. Recently, the procedure for purchases under the plan changed. Now, any time an officer or employee purchases stock from the Company under the plan, that person must file a SLAP with the NYSE American and the purchase cannot be effected until the NYSE American accepts the SLAP.

During the three months ended March 31, 2026, the Company did not issue any shares of its common stock as part of the employee stock purchase plan.

During the three months ended March 31, 2025, the Company issued a total of 833 shares of its common stock at a price of $12.00 for total proceeds of $10 thousand as part of the employee stock purchase plan.

2026 Rights Plan

On March 6, 2026, the Company completed a rights offering (the “2026 Rights Offering”) to its stockholders and to holders of certain of its outstanding options and warrants that had the right to participate in the 2026 Rights Offering, as of February 10, 2026, the record date. In the Rights Offering the Company issued non-transferable subscription rights to purchase 1,842 Units. Each Unit consists of one share of Series G Convertible Preferred Stock (the “G Preferred”) and 2,000 warrants to purchase common stock (the “G Warrants”). Each share of G Preferred is convertible, at the option of the holder at any time, into a number of shares of common stock equal to the quotient of the stated value of the Preferred Stock ($1 thousand) divided by $1.00, the conversion price. Each G Warrant is exercisable for one share of common stock at an exercise price of $1.00 per share from March 6, 2026, the date of issuance, through its expiration five years from the date of issuance. Maxim Group LLC acted as the Company’s dealer-manager. The 2026 Rights Offering raised $1.8 million in gross proceeds.

For the three months ended March 31, 2026, 1,164 shares of the G Preferred had been converted for 1,164,000 shares of common stock, and 310,000 G Warrants had been exercised for 310,000 shares of common stock. Subsequent to March 31, 2026, 100 shares of the G Preferred had been converted to 100,000 shares of common stock. At March 31, 2026, 3,374,000 Class G Warrants and 678 G Preferred were outstanding.

Equity Distribution Agreement

On April 19, 2023, the Company entered into an Equity Distribution Agreement (the “EDA”), with Maxim, pursuant to which it may sell from time to time, shares of its common stock having an aggregate offering price of up to $8.5 million through Maxim, as agent. The amount was subsequently reduced from $8.5 million to $3.1 million. Sales under the EDA were registered under the S-3 Shelf Registration Statement. Under the terms of the EDA, Maxim is entitled to a transaction fee at a fixed rate of 3.0% of the gross sales price of shares sold under the EDA. For the three months ended March 31, 2026, the Company sold 11,191 shares under the EDA for total gross proceeds of $260 thousand, which includes a 3.0% fee to Maxim of $8 thousand.

On April 1, 2025, the Company entered into a new EDA, with Maxim (the “Sales Agreement”) pursuant to which it may issue and sell up to an aggregate of $3 million of the Company’s common stock from time to time through Maxim acting as agent. Under the terms of the Sales Agreement in no event will the Company, inter alia, issue or sell through the sales agreement such number or dollar amount of shares of common stock that would exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable). For the year ended December 31, 2025, the Company sold 155,874 shares under the EDA for total gross proceeds of $225 thousand, which includes a 3.0% fee to Maxim of $7 thousand. For the three months ended March 31, 2026, the Company sold 2,025,292 shares under the EDA for total gross proceeds of $2.1 million, which includes a 3.0% fee to Maxim of $62 thousand related to this agreement. See Note 17 - Subsequent Events for additional information on an amendment to this agreement.

The Company will pay Maxim in cash, upon each sale of the common stock pursuant to the Sales Agreement, a commission in an amount equal to 3.0% of the aggregate gross proceeds from each sale of common stock. Because there is no minimum offering amount required as a condition to this offering, the actual total public offering amount, commissions and proceeds to the Company, if any, are not determinable at this time. The Company has agreed, under certain circumstances, to reimburse a portion of Maxim’s expenses, including legal fees up to a maximum of $50 thousand, and $5 thousand on a quarterly basis thereafter.

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

Under the terms of the purchase agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the purchase agreement are limited to a daily maximum of the lessor of: $500 thousand, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the purchase agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 99,750 shares for resale pursuant to the Atlas Agreements, consisting of 96,364 shares that can be sold by the Company to Atlas and 3,386 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective on May 1, 2024. At December 31, 2024, a total of 7,596 shares were issued pursuant to the purchase agreement for a total of $128 thousand after clearing costs. At December 31, 2025, a total of 30,829 shares were issued pursuant to the purchase agreement for a total of $398 thousand after clearing costs. There were no shares issued subsequent to December 31, 2025. As of February 2025, the purchase agreement is no longer active.

Securities Purchase Agreement

May 2024 Securities Purchase Agreement

On May 31, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) to complete an offering (the “Transactions”) with a single accredited investor (the “Purchaser”), pursuant to which, on June 3, 2024, the Company issued to the Purchaser, (i) in a registered direct offering, 56,410 shares of the Company’s common stock (the “Shares”) and (ii) in a concurrent private placement, the Company issued to the Purchaser Class A common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “A Warrants”) at an exercise price of $36.30 per share and Class B common warrants to purchase an aggregate of up to 56,410 shares of its common stock (the “B Warrants” and, along with the A Warrants, the “Common Warrants”) at an exercise price of $36.30 per share. The A Warrants and B Warrants are not exercisable for six months after the issuance date and expire, respectively, five years and six months and twenty-four months after the issuance date. The Common Warrants and the shares of common stock are issuable upon the exercise of such warrants are offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled $2.5 million. For the three months ended March 31, 2026, no Common Warrants were exercised, and all remain outstanding on March 31, 2026, related to this agreement.

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

The Company received aggregate gross proceeds from the Transactions of $1.3 million, before deducting fees to the Placement Agent and other estimated offering expenses payable by it. The Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-262280), which was declared effective on February 4, 2022. The Common Warrants and the Common Warrant Shares issued in the Private Placement were not registered under the Securities Act. Rather the Common Warrants and the Common Warrant Shares were issued pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder. The Class C Warrants and the Class D Warrants were not exercisable until December 3, 2024, and will expire, respectively, twenty-four months and five years and six months after that date.

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled $2.5 million. For the three months ended March 31,2026, no Common Warrants were exercised, and all remain outstanding on March 31, 2026, related to this agreement.

July 2025 Public Offering

On July 30, 2025, the Company announced closing a public offering of an aggregate of 2,000,000 shares of its common stock (or pre-funded warrants in lieu thereof), Class E Warrants to purchase up to 2,000,000 shares of common stock, and Class F Warrants to purchase up to 2,000,000 shares of common stock, at a combined public offering price of $4.00 per share (or $3.999 per pre-funded warrant) and accompanying warrants. The warrants had an exercise price of $4.00 per share and were exercisable immediately upon issuance. The Class E Warrants will expire on the fifth anniversary of the original issuance date, and the Class F Warrants will expire on the eighteen-month anniversary of the original issuance date. Gross proceeds, before deducting placement agent fees and offering expenses, were $8 million. Maxim Group LLC acted as sole placement agent in connection with this offering.

Based on a review of the Class E and F Warrants, it was determined that the warrants met the liability criteria which resulted in Class E & F warrants to be treated as liability under ASC 815 – Derivatives and Hedging. Accordingly, as the warrants might require the Company to issue additional stock under certain circumstances, a loss was recognized and the resulting computed value was classified as a liability on the Company’s balance sheet at December 31, 2025.

On December 30, 2025, we declared a stock dividend of one share of common stock for every 1,000 shares of outstanding common stock as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (“Alternate Securities”). On January 13, 2026, the Company distributed a dividend of one share of its common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026 as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (the “Dividend”). The issuance of the Dividend was a Share Combination Event under Section 3(g) of the Class E & F Common Stock Purchase Warrants. As a result, the number of outstanding warrants of Class E & F Common Stock Purchase Warrants both have increased to 5,561,125 and the exercise price reduced to $1.439 per share of common stock. Due to the Share Combination Event trigger of the Class E & F Common Stock Purchase Warrants, reevaluation of the classification resulted in the reclassification of the warrants from liability to equity. The Company recognized a loss on change of warrant liabilities of $468 thousand in the statements of operations for the three months ended March 31, 2026, and reclassified the Class E & F Common Stock Purchase Warrants from liability to equity. This reclassification totaling $8.7 million is reflected in the Balance Sheet at March 31, 2026.

For the three months ended March 31, 2026, there were 482,500 Class E Warrants and 800,508 Class F Warrants exercised. For the three months ended March 31, 2026, there were 5,078,619 Class E Warrants and 4,760,610 Class F Warrants outstanding related to this agreement.

Subsequent to March 31, 2026, the Company entered into a warrant inducement program for Warrants A, B, C, D, E & F. For further details, see Note 17: Subsequent Events.

Note 15: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of 13,547,741 and 4,334,512 of stock options and warrants, are excluded from the calculation of diluted net loss per share for the periods ended March 31, 2026 and December 31, 2025, respectively, since their effect is antidilutive due to the net loss of the Company.

Note 16: Fair Value

Fair Value

The Company complies with the provisions of FASB ASC 820 “Fair Value Measurements” for its financial and non-financial assets and liabilities. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.

The fair values of cash and cash equivalents, other assets, accounts payable and accrued expenses approximate their carrying values due to the short-term maturities of these items and are considered a Level 1 instrument of the fair value measurements standard. The Company also has certain warrants with a cash settlement feature in the occurrence of a Fundamental Transaction. The fair value of the Class A and Class B warrants (“June 2024 Warrants”) related to the Company’s June 2024 common stock and warrant issuance, are calculated using a Black-Scholes Model. The fair value of the Class C and Class D warrants (“October 2024 Warrants”) related to the Company’s October 2024 common stock and warrant issuance, are calculated using a Black-Scholes Model. The fair value of the Class E and Class F warrants (“July 2025 Warrants”) related to the Company’s July 2025 common stock and warrant issuance, are calculated using a Black-Scholes Model. The fair value of the Class G warrants (“March 2026 Warrants”) related to the Company’s March 2026 common stock and warrant issuance, are calculated using a Black-Scholes Model.

The Company estimated the fair value of the June 2024 Warrants, October 2024 Warrants, July 2025 Warrants and the March 2026 Warrants using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrants.

The Company utilized the following assumptions to estimate the fair value of the Class A Warrants:

June 30,
2024
Underlying price per share	$35.00
Exercise price per share	$36.30
Risk-free interest rate	4.42%
Expected holding period	5.5 years
Expected volatility	110%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class B Warrants:

June 30,
2024
Underlying price per share	$35.00
Exercise price per share	$36.30
Risk-free interest rate	4.82%
Expected holding period	2 years
Expected volatility	89%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class C Warrants:

October 1,
2025
Underlying price per share	$26.00
Exercise price per share	$28.00
Risk-free interest rate	3.6%
Expected holding period	2 years
Expected volatility	82%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class D Warrants:

October 1,
2025
Underlying price per share	$26.00
Exercise price per share	$28.00
Risk-free interest rate	3.5%
Expected holding period	5.5 years
Expected volatility	91%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class E Warrants:

	December 31,	January 20,
	2025	2026
Underlying price per share	$1.13	$1.18
Exercise price per share	$1.44	$1.439
Risk-free interest rate	3.7%	3.8%
Expected holding period	4.58 years	4.52 years
Expected volatility	106%	107%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the Class F Warrants:

	December 31,	January 20,
	2025	2026
Underlying price per share	$1.13	$1.18
Exercise price per share	$1.44	$1.439
Risk-free interest rate	3.5%	3.5%
Expected holding period	1.09 years	1.03 years
Expected volatility	168%	172%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the Class G Warrants:

March 6,
2026
Underlying price per share	$0.694
Exercise price per share	$1.00
Risk-free interest rate	3.5%
Expected holding period	5 years
Expected volatility	104%
Expected dividend yield	—

The significant assumptions using the Black-Scholes Model approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.
(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

With the above factors utilized in analysis of the likelihood of the Put’s potential Liability, the Company estimated the range of probabilities related to a Put right being triggered as:

Range of Probability	Probability
Low	0.5%
Medium	1.0%
High	5.0%

The Black-Scholes Model has incorporated a 5.0% probability of a Fundamental Transaction to date for the life of the securities.

(vi)	Expected Timing of Announcement of a Fundamental Transaction. As the Company has no specific expectation of a Fundamental Transaction, for reasons elucidated above, the Company utilized a discrete uniform probability distribution over the Expected Holding Period to model in the potential announcement of a Fundamental Transaction occurring during the Expected Holding Period.
(vii)	Expected 100 Day Volatility at Announcement of a Fundamental Transaction. An estimate of future volatility is necessary as there is no mechanism for directly measuring future stock price movements. Daily observations of the Company’s historical stock values for the 100 days immediately prior to the Warrants’ grant dates, with a floor of 100%, were utilized as a proxy for future volatility estimates.
(viii)	Expected Risk-Free Interest Rate at Announcement of a Fundamental Transaction. The Company utilized a risk-free interest rate corresponding to the forward U.S. Treasury rate for the period equal to the time between the date forecast for the public announcement of a Fundamental Transaction and the Warrant expiration date for each simulation.
(ix)	Expected Time Between Announcement and Consummation of a Fundamental Transaction. The expected time between the announcement and the consummation of a Fundamental Transaction is based on the Company’s experience with the due diligence process performed by acquirers and is estimated to be six months. The Black-Scholes Model approach incorporates this additional period to reflect the delay Warrant Holders would experience in receiving the proceeds of the Put.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,937	$1,937	$—	$—
Marketable securities	$63	$63	$—	$—

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$931	$931	$—	$—
Marketable securities	$62	$62	$—	$—

Liabilities:
Warrant liability	$8,244	$—	$—	$8,244

Note 17: Subsequent Events

On April 10, 2026, the Company entered into Amendment No. 1 (the “Amendment”) to that certain Equity Distribution Agreement dated April 1, 2025 (the “Sales Agreement”) with Maxim Group to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $3 million of the Company’s common stock, par value $0.001 per share. from time to time, in an at-the-market public offering (the “Offering”). The Amendment removes the limitation of the number of Shares to be sold under the Sales Agreement. As of April 10, 2026, the aggregate market value of our outstanding common stock held by non-affiliates, or the public float, was $10.2 million, which was calculated based on 8,182,017 shares of the Company’s outstanding common stock held by non-affiliates at a price of $1.25 per share, the closing price of the Company’s common stock on February 13, 2026. Pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell shares pursuant to the prospectus supplement with a value of more than one-third of the aggregate market value of the Company’s common stock held by non-affiliates in any 12-month period, or $3.4 million. As of the date of the prospectus supplement, the Company had sold $2.3 million of securities pursuant to General Instruction I.B.6 of Form S-3 during the 12 calendar months prior to, and including, the date of the prospectus supplement, and are therefore eligible to sell up to an additional $1.1 million of securities pursuant to General Instruction I.B.6 of Form S-3. Pursuant to General Instruction I.B.6 of Form S-3, in no event will the Company sell securities registered on the registration statement in a public primary offering with a value exceeding more than one-third of the aggregate market value of voting and non-voting common equity held by non-affiliates in any 12-month period so long as the Company’s public float remains below $75 million.

The shares will be sold and issued pursuant the Company’s shelf registration statement on Form S-3 (File No. 333-286319), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus, as supplemented. The Company is simultaneously herewith filing a supplement to the prospectus supplement with the Securities and Exchange Commission to increase the number of Shares that may be offered and sold in the Offering. Subsequent to March 31, 2026, the Company sold an additional 1,019,570 shares under the EDA for total gross proceeds of $558 thousand, which includes a 3.0% fee to Maxim of $17 thousand related to this Amendment.

The Company entered into a warrant exercise inducement offer letter agreement, dated May 7, 2026 with holders of (i) Class A and Class B warrants to purchase common stock, par value $0.001 per share, issued on May 31, 2024; (ii) Class C and Class D Common Stock purchase warrants issued on September 30, 2024; and (iii) Class E and Class F Common Stock purchase warrants issued on July 31, 2025. Pursuant to the Inducement Letter, the Holders agreed to exercise the Existing Warrants for cash certain of their Existing Warrants to purchase an aggregate of 7,451,920 shares of Common Stock at a reduced exercise price of $0.48 per share in exchange for the Company’s agreement to issue new Class H warrants to purchase an aggregate of up to 14,903,840 shares of Common Stock at an exercise price of $0.60 per share, exercisable on or after the Stockholder Approval Date (as defined in the Inducement Letter) for a period of five years.

On May 8, 2026, the Company closed the Inducement Transaction and received aggregate gross proceeds of approximately $3.6 million and issued the Inducement Warrants.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical fact, included or incorporated herein regarding our strategy, future operations, financial position, future revenues, projected costs, plans, prospects and objectives are forward-looking statements. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “think,” “may,” “could,” “will,” “would,” “should,” “continue,” “potential,” “likely,” “opportunity” and similar expressions or variations of such words are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements and their absence does not mean that a statement is not forward-looking. Our forward-looking statements are not guarantees of performance, and actual results could vary materially from those contained in or expressed by such statements due to risks and uncertainties. These statements are based on our management’s current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to us. Discussions containing these forward-looking statements may be found, among other places, below in this Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II: Other Information; Item 1A: “Risk Factors” of this report, and in the following sections of our Annual Report on Form 10-K for the year ended December 31, 2025: Part I; Item 1. “Business”, Part I; Item 1A. “Risk Factors”, Part I; Item 3. “Legal Proceedings”, and Part II; Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Among other things, for those statements, we claim the protection of safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Any forward-looking statements set forth in this Report speak only as of the date hereof. We do not undertake to update any of these forward-looking statements to reflect events or circumstances that occur after the date hereof. We are in various stages of seeking to determine whether Ampligen® will be effective in the treatment of multiple types of viral diseases, cancers, and immune-deficiency disorders and the Report sets forth our current and anticipated future activities. These activities are subject to change for a number of reasons. Significant additional testing and trials will be required to determine whether Ampligen® will be effective in the treatment of these conditions. Results obtained in animal models do not necessarily predict results in humans. Human clinical trials will be necessary to prove whether or not Ampligen® will be efficacious in humans. No assurance can be given as to whether current or planned clinical trials will be successful or yield favorable data and the trials are subject to many factors including lack of regulatory approval(s), lack of study drug, or a change in priorities at the institutions sponsoring other trials. Even if these clinical trials are initiated, we cannot assure that the clinical studies will be successful or yield any useful data or require additional funding. Among the studies are clinical trials that provide only preliminary data with a small number of subjects, and no assurance can be given that the findings in these studies will prove true or that the study or studies will yield favorable results. Some of the world’s largest pharmaceutical companies are also working on treatments and cures for different types of cancers. No assurance can be given that the use of Ampligen with these proposed treatments and cures will prove effective. No assurance can be given that future studies will not result in findings that are different from those reported in the studies referenced or incorporated by reference herein. Operating in foreign countries carries with it a number of risks, including potential difficulties in enforcing intellectual property rights. We cannot assure that our potential foreign operations will not be adversely affected by these risks.

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

Overview

General

AIM ImmunoTech Inc. and its subsidiaries are an immuno-pharma company headquartered in Ocala, Florida, with a strong foundation of laboratory, pre-clinical and clinical data with respect to the development of nucleic acids and natural interferon to enhance the natural antiviral defense system of the human body. AIM’s products are Ampligen (rintatolimod) and Alferon N Injection (Interferon alfa). Ampligen is a double-stranded RNA (“dsRNA”) molecule being developed for the treatment of late-stage pancreatic cancer, in addition to other globally important cancers, viral diseases and disorders of the immune system. Ampligen has not been approved by the FDA or marketed in the United States, but it is approved for commercial sale in the Argentine Republic for the treatment of severe Chronic Fatigue Syndrome (“CFS”).

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

Immuno-Oncology

Ampligen is a wide-spectrum therapeutic that has shown positive safety and efficacy in clinical trials of many different solid tumor types. However, based specifically on clinical success as to safety and efficacy in our pancreatic cancer Early Access Program and an ongoing Phase 2 trial, AIM has made the business decision to focus its efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, as we believe that this path will potentially lead to the most lucrative outcome. Pancreatic cancer killed more than 100,000 people in the American and European Union markets – and more than 450,000 people worldwide – as recently as 2022. When AIM looks at the global health problem of pancreatic cancer, we see a large market in an unmet medical need and with relatively little clinical competition. This large unmet market is enhanced by an intellectual property program with broad-combination therapy patents in the United States, Japan and Europe, as well as market exclusivity provided by orphan drug designations in the United States and the European Union.

Oncology is one of the areas of biotech known for multibillion-dollar mergers and acquisitions deals – large-market Phase 3 oncology clinical trials with positive data are always a focus for acquisition. AIM strongly believes that such a Phase 3 study will be possible following the ongoing Phase 2 clinical study evaluating Ampligen in combination with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi (durvalumab) in the treatment of metastatic pancreatic cancer patients with stable disease post-FOLFIRINOX standard of care (the “DURIPANC” study). The DURIPANC study is an investigator-initiated, exploratory, open-label, single-center study expected to enroll up to 25 subjects in the Phase 2 portion. The primary objective of the study is the clinical benefit rate of the combination therapy. The secondary/exploratory objectives include assessing overall survival and progression-free survival; exploring immune-monitoring using available tissue biopsies and peripheral immune profiling; and assessing quality of life. According to the Erasmus MC Cancer Institute, the promising progression-free survival and overall survival seen in Phase 1 of the study – which we believe supported advancement to the ongoing Phase 2 portion of the study – continue to be seen and enrollment is ongoing. Erasmus MC expects that detailed data will be published later this year. According to Erasmus MC, there has also been no significant toxicity – an encouraging safety profile for a post-chemo setting – and Ampligen subjects are consistently reporting “high” quality of life during treatment.

In March 2026, the Company announced an agreement with the PPD clinical research business of Thermo Fisher Scientific to design AIM’s anticipated Phase 3 clinical trial in the use of Ampligen in the treatment of late-stage pancreatic cancer. Thermo Fisher Scientific Inc. is a global leader in scientific progress.

Please see “Immuno-Oncology” below.

Ampligen as a Potential Antiviral

We have research and pre-clinical history that indicates the broad-spectrum antiviral capability of Ampligen in animals. We hope to demonstrate that it has the same effect in humans. To demonstrate this requires a population infected with a virus – among other factors – which is why our most recent antiviral focus has been on COVID-19 (the disease caused by SARS-CoV-2) and Long COVID. We have conducted experiments in SARS-CoV-2 showing Ampligen has a powerful impact on viral replication. Previous animal studies yielded positive results utilizing Ampligen to treat viruses such as Western Equine Encephalitis Virus, Ebola, Vaccinia Virus (which is used in the manufacture of smallpox vaccine) and SARS-CoV-1. The prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against SARS-CoV-2.

Please see “Ampligen as a Potential Antiviral” below.

Ampligen as a Treatment for ME/ CFS and Post-COVID Conditions

The AMP-511 Expanded Access Program (“AMP-511”) is an ongoing open-label treatment protocol allowing patient access to Ampligen in a study under which severely debilitated CFS patients have the opportunity to receive Ampligen to treat this serious and chronic condition.

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

Ampligen®

Ampligen is approved for sale in Argentina (to 2026) for severe CFS and is an experimental drug in the United States currently being developed for the treatment of late-stage pancreatic cancer, a lethal and unmet global health problem. Over its developmental history, Ampligen has received various designations, including Orphan Drug Product Designation (FDA and EMA), Treatment protocol (e.g., “Expanded Access” or “Compassionate” use authorization) with Cost Recovery Authorization (FDA); and “promising” clinical outcome recognition based on the evaluation of certain summary clinical reports (“AHRQ” or Agency for Healthcare Research and Quality). Based on the results of published, peer-reviewed pre-clinical studies and clinical trials, we believe that Ampligen may have broad-spectrum antiviral and anti-cancer properties.

We believe that nucleic acid compounds represent a potential new class of pharmaceutical products designed to act at the molecular level for treatment of many human diseases. Ampligen represents the first drug in the class of large (macromolecular) dsRNA molecules to apply for NDA review. There are two forms of nucleic acids: deoxyribonucleic acid (“DNA”) and ribonucleic acid (“RNA”). DNA is a group of naturally occurring molecules found in chromosomes, the cell’s genetic machinery. RNA is a group of naturally occurring informational molecules which orchestrate a cell’s behavior which, in turn, regulates the action of groups of cells, including the cells which comprise the body’s immune system. RNA directs the production of proteins and regulates certain cell activities, including the activation of an otherwise dormant cellular defense against viruses and tumors. Our drug technology utilizes specifically configured RNA and is a selective Toll-like Receptor 3 (“TLR3”) agonist that can be administered intravenously, intranasally and intraperitoneally. Ampligen has been assigned the generic name rintatolimod by the United States Adopted Names Council (“USANC”) and has the chemical designation poly(I):poly(C12U).

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

In May 2016, we entered into a five-year agreement with myTomorrows, a Netherlands-based company, for the commencement and management of an Early Access Program (“EAP”) in Europe and Turkey related to ME/CFS. Pursuant to the agreement, as amended, myTomorrows also is managing all Early Access Programs and Special Access Programs in Europe, Canada, and Turkey to treat pancreatic cancer and ME/CFS patients. The agreement was automatically extended for a period of 12 months on May 20, 2021 and will continue to be automatically extended for periods of 12 months every May 20 until terminated or the terms of the agreement are met.

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

AIM currently has adequate stock of Ampligen for ongoing clinical purposes. As to the production of additional Ampligen when and if needed, the validation of the polymer production process with Sterling Pharma Solutions (“Sterling”) is ongoing. This will need to be completed before we can manufacture more polymer, and thus more Ampligen.

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

The production of new Alferon N Injection Active Pharmaceutical Ingredient, or API, is currently on hold. We do not know when – or if ever – our products will be generally available for commercial sale for any indication. Given our focus on developing Ampligen as an oncology therapy and antiviral, at this time we are not focusing on developing Alferon N Injection.

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

We consider patent exclusivity as a crucial component of our business. As of March 31, 2026, we had 31 patents worldwide with 21 additional pending patent applications comprising our intellectual property.

We continually review our patents to assess their value. Please see “Note 6: Patents, and Trademark Rights, Net” under Notes to the Consolidated Financial Statements for more information on these patents.

There are no current patent litigation proceedings involving AIM.

Orphan Drug Designation

We have received Orphan Drug Designation (ODD) from the FDA for Ampligen used in the treatment of Chronic Fatigue Syndrome, HIV, Metastatic Melanoma, Renal Cell Carcinoma, Pancreatic Adenocarcinoma and Ebola Virus Disease. U.S. ODD qualifies sponsors for incentives including tax credits for qualified clinical trials, exemption from user fees and a potential seven years of market exclusivity after FDA approval.

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

Pancreatic Cancer

AIM has made the business decision to focus its efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, as we believe that this path will potentially lead to the most lucrative outcome. Pancreatic cancer killed more than 100,000 people in the American and European Union markets – and more than 450,000 people worldwide – as recently as 2022. AIM’s intellectual property portfolio includes orphan drug designations for pancreatic cancer in both the United States and Europe. The company announced in March 2026 that it would seek similar status in Japan.

There are currently two approved clinical studies utilizing Ampligen in the treatment of pancreatic cancer:

●	NCT05927142 - The DURIPANC Study is a Phase 1b/2 clinical trial combining Ampligen with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi® (durvalumab) for the treatment of late-stage pancreatic cancer. The primary objective of the Phase 1b portion was to determine the safety of combination treatment. Investigators at Erasmus Medical Center (“Erasmus MC”) in the Netherlands have completed the safety evaluation of subjects enrolled in the first dose level of the dose escalation design, finding the combination therapy to be generally well-tolerated with no severe treatment-related adverse events or dose-limiting toxicities. In February 2025, we announced that the Erasmus MC Safety Committee had approved the clinical trial to move forward with Phase 2. In July 2025, we announced a positive mid-year safety and efficacy update that included treatment of 14 subjects. There has been no significant toxicity reported. Three of the 14 subjects (~21%) have progression free survival (PFS) >6 months with an additional 3 subjects (21%) not yet progressed. Overall survival (OS) of >6 months in majority of eligible subjects (64%). In February 2026, we reported positive year-end interim clinical progress that included treatment of 18 subjects; promising PFS and OS continue to be seen. Up to 25 patients are expected to be enrolled in the Phase 2 portion of DURIPANC. Enrollment and dosing are ongoing in Phase 2. As of March 31, 2026, 24 patients have been treated in the study. In March 2026, we announced an agreement with the PPD clinical research business of Thermo Fisher Scientific to design AIM’s anticipated Phase 3 clinical trial in the use of Ampligen in the treatment of late-stage pancreatic cancer. Thermo Fisher Scientific Inc. is a global leader in scientific progress.

●	NCT05494697 - The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen in combination with standard of care (SOC) versus SOC alone following first-line therapy, such as FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. AMP-270 is designed to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. In February 2025, we made a business decision to place screening/enrollment on hold and suspend the study. The study may be redesigned or amended, pending additional data from the ongoing DURIPANC clinical trial.

The active clinical efforts involving Ampligen are built on a strong foundation of both pre-clinical and clinical work. Chief among them was an early access program (“EAP”) at Erasmus Medical Center in the Netherlands, with Prof. C.H.J. van Eijck, MD, as lead investigator. The EAP was for Ampligen as a monotherapy in late-stage pancreatic cancer. A total of 42 pancreatic cancer patients initially received treatment with Ampligen immuno-oncology therapy under the EAP, with more than 80 patients ultimately receiving treatment. Ampligen was associated with median survival of 19.7 months, which is an extension of median overall survival of 8.6 months when compared to the standard of care. The EAP subjects also reported improved quality of life. We are in the process of seeking FDA “fast-track” status.

Additional scientific manuscripts supporting AIM’s efforts to develop Ampligen in the treatment of pancreatic cancer include:

●	“Rintatolimod in Advanced Pancreatic Cancer enhances Anti-Tumor Immunity through Dendritic Cell-Mediated T Cell Responses” in the journal Clinical Cancer Research.
●	“Rintatolimod (Ampligen) Enhances Numbers of Peripheral B Cells and Is Associated with Longer Survival in Patients with Locally Advanced and Metastasized Pancreatic Cancer Pre-Treated with FOLFIRINOX: A Single-Center Named Patient Program,” Cancers
●	“Treating Pancreatic Ductal Adenocarcinoma Patients with Rintatolimod: Hitting Two Targets with One Arrow?” International Hepato-Pancreato Biliary Association
●	“Rintatolimod Induces Antiviral Activities in Human Pancreatic Cancer Cells: Opening for an Anti-COVID-19 Opportunity in Cancer Patients?” Cancers

Ampligen Efforts in Other Cancers of Interest

AIM believes that Ampligen has potential as both a monotherapy and as part of a combination therapy in the treatment of many solid tumor types. Our clinical work in this area includes:

●	Advanced Recurrent Ovarian Cancer (NCT02432378) - Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potential role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study has been terminated due to lack of funding.

●	Advanced Recurrent Ovarian Cancer (NCT03734692) - A Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; 27 patients enrolled, with 24 evaluable for response. In May 2026, we announced results from the UPMC Primary Endpoint Report. The topline results included: 50% Objective Response Rate (ORR), including 21% complete responses; 79% Clinical Benefit Rate; Median Overall Survival of 32.5 months; durable responses exceeding 70+ months in select patients; and no Grade 4 or 5 toxicities observed. Collection of additional secondary endpoint data including progression-free survival, time to disease progression and overall survival is expected to be completed in January 2027. Based on these results and other research suggesting a similar effect in other solid tumor types, AIM sees an Ampligen combination therapy as having potential across multiple types of cancers. Additional clinical studies are being planned in these tumor types to further confirm these effects.

●	Stage 4 Metastatic Triple Negative Breast Cancer (NCT03599453) - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. The key findings announced in April 2022 and published in November 2023, included:. The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME). Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME). In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced. Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021. An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.

●	Stage 4 Colorectal Cancer Metastatic to the Liver (NCT03403634) - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; recruitment has been completed; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint. The key findings announced in April 2022 included. The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046). Increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios. The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment. OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months. No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).

●	Early-Stage Prostate Cancer (NCT03899987) - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment was initiated in this study designed for up to 45 patients. The study was temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and has performed the necessary experiments to replace Intron-A with a generic alpha-interferon. As of August 2025, the study is no longer recruiting patients. A total of 12 patients were enrolled.

●	Early-Stage Triple Negative Breast Cancer (NCT04081389) - The objective of this Phase 1 study is to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy in patients with early-stage triple negative breast cancer. The now completed (as of September 2022) topline results from the study confirm the positive findings that were previously presented at the 2022 Society for Immunotherapy of Cancer (SITC) 37th Annual Meeting in a poster presentation titled Safety and efficacy of de-escalated neoadjuvant chemoimmunotherapy of triple negative breast cancer (TNBC) using chemokine-modulating regimen (rintatolimod, IFN-α2b, celecoxib). The primary endpoint of the study was safety and tolerability. The results demonstrated that treatment was well-tolerated with mostly grade 1 or 2 treatment-related adverse events (TRAEs) without dose-limiting toxicities (DLTs) or delayed or immune-related toxicities. DLT was defined as grade 3 or higher toxicities within the first 3 weeks. Secondary endpoints included pCR rate where 5/9 (56%) of patients attained pCR and 1 more patient attained ypTmic. Tumor and blood biomarkers were also analyzed in exploratory studies.

●	Refractory Melanoma (NCT04093323) - Roswell Park Comprehensive Cancer Center (“Roswell Park”), in a clinical trial fully funded by the National Cancer Institute (NCI), has commenced patient enrollment in its Phase 2 study in subjects with primary PD-1/PD-L1 resistant melanoma. The Phase 2 study will evaluate type-1 polarized dendritic cell (αDC1) vaccine in combination with tumor-selective chemokine modulation (“CKM”) comprised of Interferon alpha 2b, Ampligen (rintatolimod) and Celecoxib. Up to 24 patients are to be enrolled. The study was temporarily suspended due to the Merck discontinuation of Intron-A production but has since resumed recruitment. In June 2025, the study was terminated with 1 patient enrolled, funding completed.

●	Metastatic or Unresectable Triple Negative Breast Cancer (NCT05756166) - This phase 1/2a trial tests the safety, side effects, and best dose of chemokine modulation therapy (rintatolimod, celecoxib, and interferon alpha 2b) in combination with pembrolizumab for the treatment of patients with triple negative breast cancer that has spread from where it first started (primary site) to other places in the body (metastatic) or that cannot be removed by surgery (unresectable). In June 2025, the study was terminated with 5 patients enrolled, funding ended.

Ampligen as a Potential Antiviral

We have research and pre-clinical history that indicates the broad-spectrum antiviral capability of Ampligen in animals. We hope to demonstrate that it has the same effect in humans. To demonstrate this requires a population infected with a virus – among other factors – which is why our most recent antiviral focus has been on COVID-19 (the disease caused by SARS-CoV-2). We have conducted experiments in SARS-CoV-2 showing Ampligen has a powerful impact on viral replication. Previous animal studies yielded positive results utilizing Ampligen to treat viruses such as Western Equine Encephalitis Virus, Ebola, Vaccinia Virus (which is used in the manufacture of smallpox vaccine) and SARS-CoV-1. The prior studies of Ampligen in SARS-CoV-1 animal experimentation may predict similar protective effects against SARS-CoV-2.

●	The Barnard 2006 study found that Ampligen reduced virus lung levels to below detectable limits.
●	The Day 2009 study found that, instead of 100% mortality, there was 100% protective survival using Ampligen.

SARS-CoV-2 shares important genomic and pathogenic similarities with SARS-CoV-1. Since Ampligen has shown antiviral activity against more distantly related coronaviruses, there is a reasonable probability that the antiviral effects of Ampligen against SARS-CoV-1 will extend to SARS-CoV-2, and in fact Ampligen has demonstrated ex vivo antiviral activity against SARS-CoV-2. Additionally, research at Utah State University’s Institute for Viral Research showed that Ampligen was able to decrease SARS-CoV-2 infectious viral yields by 90% at clinically achievable intranasal Ampligen dosage levels.

Our intellectual property portfolio includes a Japanese patent for the treatment of severe acute viral infections, including influenza and SARS.

In May 2020, the FDA authorized an IND for Roswell Park to conduct a Phase 1/2a study of a regimen of Ampligen and interferon alpha in cancer patients with COVID-19 infections. This clinical trial (NCT04379518), sponsored in collaboration with Roswell Park, was designed to test the safety of the combination regimen in patients with cancer and COVID-19, and the extent to which this therapy might promote clearance of the SARS-CoV-2 virus from the upper airway. The first patient enrolled and treated in November 2020. This study was amended to add 20 patients but ultimately terminated after low accrual. Roswell Park reported partial results from the study. The study was terminated in January 2026 with 4 patients enrolled due to low accrual.

In January 2021, we entered into a Sponsor Agreement with the Center for Human Drug Research (“CHDR”) to manage a Phase 1 randomized, double-blind study to evaluate the safety and activity of repeated intranasal administration of Ampligen. AIM funded and sponsored the study. This study was designed to assess the safety, tolerability and biological activity of repeated administration of Ampligen intranasally. A total of 40 healthy subjects received either Ampligen or a placebo in the trial, with the Ampligen given at four escalating dosages across four cohorts, to a maximum level of 1,250 micrograms. The study was completed, and the Final Safety Report reported no Serious or Severe Adverse Events at any dosage level. We believe that the trial is a critical step in our efforts to develop Ampligen as a potential prophylaxis or treatment for COVID-19 and other respiratory viral diseases.

We believe that these results create a compelling case for further clinical trials to evaluate Ampligen as a potential tool in the fight against COVID-19.

Ampligen as a Treatment for ME/CFS and Post-COVID Conditions

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

The AMP-511 Expanded Access Program (“AMP-511”) is an open-label treatment protocol allowing Ampligen access to severely debilitated CFS patients. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021, 2022, 2023, 2024 and 2025. At this time, we do not plan on passing this adjustment along to the patients in this program.

In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms known as Post-COVID conditions. As of March 31, 2026, there were 4 patients enrolled in this open-label expanded access treatment protocol (including one patient with Post-COVID Conditions). In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

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

In July 2023, we enrolled and dosed the first patient in our Phase 2 study evaluating Ampligen as a potential therapeutic for people with post-COVID conditions (“AMP-518”). We announced in August 2023 that the study had met the planned enrollment of 80 subjects ages 18 to 60 years who had been randomized 1:1 to receive twice-weekly intravenous infusions of Ampligen or placebo for 12 weeks, with a follow-up phase of two weeks. All patients completed the study, and topline data was reported in February 2024.

In January 2025, we announced that the final Clinical Study results from AMP-518 had been posted to ClinicalTrials.gov. Study subjects with Long COVID were, on average, able to walk farther in a Six-Minute Walk Test (“6MWT”) when compared to subjects who received a placebo. The 6MWT measured the distance a subject was able to walk in six minutes as a baseline and then again at 13 weeks. A clear signal of significant potential (p <0.02, two-tailed T-test) was observed in Ampligen-treated subjects with a baseline 6MWT less than 205 meters, who saw a mean improvement of 139 meters, compared to a mean improvement of 91 meters in the corresponding part of the group who received the placebo. These results support our belief in Ampligen as a potential therapeutic for people with the moderate-to-severe Post-COVID condition of fatigue, and that this would be the likely subject population for AIM’s planned follow-up clinical trial.

We are holding off on further research and development in ME/CFS/Long-COVID until the ongoing DURIPANC clinical study in pancreatic ductal adenocarcinoma is complete.

Ampligen and Other Diseases

Endometriosis

●	In October 2024, we were granted U.S. patent No. 12,102,649, covering both compositions and methods comprising a range of TRL3 agonist, within the drug Ampligen, in the treatment of endometriosis, a painful chronic condition in which tissue similar to the lining of the uterus grows outside the uterus, causing severe pelvic pain and making it difficult or impossible to become pregnant. The patented method involves the administration of a therapeutically effective amount of pharmaceutical composition containing our proprietary double-stranded RNA products. The versatile administration options offer flexibility for patient-specific needs and care. The patent also covers treatments targeting recurrent endometriosis and includes options for co-administration with interferons, including well-known types such as alpha and beta interferons.

Ebola-related Disorders - We concluded our series of collaborations designed to determine the potential effectiveness of Ampligen and Alferon N Injection as potential preventive and/or therapeutic treatments for Ebola-related disorders. Although we believe that the threat of both MERS and Ebola globally may reemerge in the future, it appears that the spread of these disorders has diminished.

●	In April 2021, we entered into an MTA with the University of Cagliari Dipartimento di Scienze della Vita e dell’Ambiente (“UNICA”), an educational institution, under the laws of Italy, located in Monserrato (Cagliari), Italy. The MTA relates to the research and development of the effects of Ampligen and its ability to induce interferon production in several cell lines, and also on the ability of the Ebola virus protein VP35 to bind to viral dsRNA and impede interferon’s upregulation and activity, and on Ampligen’s ability to reverse VP35 inhibition of interferon production in biological systems. The data analysis was published in the peer-reviewed journal Antiviral Research, in a manuscript titled “Ebola virus disease: In vivo protection provided by the PAMP restricted TLR3 agonist rintatolimod and its mechanism of action.” We believe that the analysis supports a dual mechanism of action when Ampligen is used as a prophylactic therapy against Ebola Virus Disease.

●	In November 2022, we received notice that the FDA had granted Orphan Drug Designation to Ampligen for the treatment of Ebola virus disease.

Alzheimer’s Disease

●	In May 2021, we filed a U.S. Provisional Patent Application for Ampligen as a potential therapeutic to possibly slow, halt, or reverse the progression of Alzheimer’s disease. A similar patent application was filed in Europe in 2022.

Avian Influenza

●	We announced in February 2025 our intention to pursue a study of a potential avian influenza combination therapy of Ampligen and AstraZeneca’s FluMist, a nasal spray vaccine that helps prevent seasonal influenza. The new proposed clinical trial would expand upon previous Company-sponsored clinical research at the University of Alabama-Birmingham (“UAB”), which indicated that intranasal delivery of Ampligen after the intranasal delivery of the FluMist seasonal influenza vaccine increased the immune response to seasonal variants in the vaccine by greater than four-fold and induced cross-reactive secretory Immunoglobulin A against highly pathogenic avian influenza virus strains H5N1, H7N9 and H7N3. We are seeking collaborative grants from government and industry to defray the cost of the study. We believe that pre-clinical and clinical work to date – combined with the ever-growing threat of Avian influenza – strongly supports our decision to move forward with this second Ampligen and FluMist study in humans.

MANUFACTURING

AIM’s operations, research and development facility is housed in the New Jersey Bioscience Center and leased with the New Jersey Economic Development Authority

Jubilant HollisterStier (“Jubilant”) has been our authorized CMO for Ampligen since 2017. Multiple lots of Ampligen were produced from 2018 to 2023. AIM currently has adequate stock of Ampligen for ongoing clinical purposes. In addition, we have supplied GP Pharm, now Filaxis, with the Ampligen required for testing and ANMAT release under the agreement that GP Pharm, now Filaxis, would be the eventual distributor in Argentina.

Our business plan calls for the potential utilization of one or more CMOs. While we believe we have sufficient Ampligen API to meet our current needs, we are also continually exploring new efficiencies so as to maximize our ability to fulfill future obligations. In December 2022, we entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of our Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK, location to produce the polymer precursors to manufacture the drug Ampligen. We are utilizing Sterling’s expertise to refine our approach to polymer production; the validation of the polymer production process with Sterling is ongoing.

Licensing/Collaborations/Joint Ventures

We have embarked on a strategy to license the product and/or to collaborate and/or create a joint venture with companies that have demonstrated capabilities and commitment to successfully gain approval and commercialize Ampligen in their respective global territories of the world. Ideal partners would have well-established global and regional experience and coverage; robust commercial infrastructure; a strong track record of successful development and registration of in-licensed products; and a therapeutic area fit (e.g., ME/CFS, immuno-oncology).

As Filaxis has now turned its focus to oncology, we are exploring the potential for the use of Ampligen in Argentina for the treatment of pancreatic cancer as either a monotherapy or in combination with immunotherapies.

MARKETING/DISTRIBUTION

Beginning in May 2016, we have had an exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with GP Pharm, now Filaxis. Under this Agreement, GP Pharm is responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted GP Pharm the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon GP Pharm achieving certain performance milestones. The contract ended date May 24, 2024. While we are in discussions with Filaxis to extend the agreement, we are also open to the possibility of looking for a new partner. In August 2021, ANMAT granted a five-year extension to a previous approval to sell and distribute Ampligen to treat severe CFS in Argentina. This extends the approval until 2026.

In May 2016, we entered into a five-year agreement (the “Impatients Agreement”) with Impatients, N.V. (“myTomorrows”), a Netherlands-based company, for the commencement and management of an EAP in Europe and Turkey (the “Territory”) related to ME/CFS. We supplied Ampligen to myTomorrows at a predetermined transfer price. In the event that we receive Marketing Authorization in any country in the Territory, we will pay myTomorrows a royalty on products sold. Pursuant to the Impatients Agreement, the royalty would be a percentage of Net Sales of Ampligen sold in the Territory where Marketing Authorization was obtained. The formula to determine the percentage of Net Sales will be based on the number of patients that are entered into the EAP. We believe that disclosure of the exact maximum royalty rate and royalty termination date could cause competitive harm. However, to assist the public in gauging these terms, the actual maximum royalty rate is somewhere between 2% and 10% and the royalty termination date is somewhere between five and fifteen years from the First Commercial Sale of a product within a specific country. The parties established a Joint Steering Committee comprised of representatives of both parties to oversee the EAP. No assurance can be given that activities under the EAP will result in Marketing Authorization or the sale of substantial amounts of Ampligen in the Territory. The agreement was automatically extended for a period of 12 months on May 20, 2021; has been automatically extended for 12 months on each subsequent May 20; and will continue to be automatically extended for periods of 12 months every May 20 until terminated or the terms of the agreement are met.

Alferon N Injection is approved by the FDA for commercial sales in the United States for the treatment of genital warts. Commercial sales of Alferon N Injection in the United States will not resume until new batches of commercial filled and finished product are produced and released by the FDA. We will need the FDA’s approval to release commercial product once we have identified our new manufacturing approach and submitted satisfactory stability and quality release data. We are not currently manufacturing Alferon N Injection and have no definitive timetable to resume production.

In February 2013, we received approval from Argentina’s ANMAT for Alferon N Injection (under the brand name “Naturaferon”) for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon. In JANMAT granted a five-year extension in 2017; a request to extend the approval beyond 2022 has been filed and is still under review. GP Pharm, now renamed Filaxis, has decided not to move forward with this project and has sent us a notice of termination for this project. However, as there are numerous companies in Argentina now providing patients treatment with recombinant interferon, we believe these companies and their patients would benefit greatly from having the opportunity to treat those refractory patients with Naturaferon. We are continuing to seek out potential partners.

In January 2017, the myTomorrows EAP designed to enable access of Ampligen to ME/CFS patients was extended to pancreatic cancer patients beginning in the Netherlands. In February 2018, we signed an amendment to the EAP with myTomorrows to extend the Territory to cover Canada to treat pancreatic cancer patients, pending government approval. In March 2018, we signed an amendment to make myTomorrows our exclusive service provider for special access activities in Canada for the supply of Ampligen for the treatment of ME/CFS.

New Accounting Pronouncements

See “Note 2: Recent Accounting Pronouncements”.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II; Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

RESULTS OF OPERATIONS

The Company’s operating results may fluctuate significantly depending on the pace of patient enrollment in our clinical trials, particularly the ongoing DURIPANC study for pancreatic cancer. Patient enrollment has varied, which directly impacts the timing and amount of clinical trial expenditures. Additionally, our ability to maintain compliance with NYSE American listing requirements and the trading status of our common stock may affect our ability to raise capital and, consequently, our ability to fund ongoing operations and clinical development activities. We cannot predict with certainty the timing of regulatory decisions or clinical trial outcomes, which represent material uncertainties that could significantly impact our future results of operations.

The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income ($ in thousands):

	Three months ended March 31,		Change
	2026	2025	$	%
Revenues:
Clinical treatment programs – US	$22	$16	$6	37.5%
Total Revenues	$22	$16	$6	37.5%
Costs and Expenses:
Production costs	4	10	(6)	-60.0%
Research and development	482	1,080	(598)	-55.4%
General and administrative	1,762	2,545	(783)	-30.8%
Total Costs and Expenses	$2,248	$3,635	$(1,387)	-38.2%
Operating loss	$(2,226)	$(3,619)	$1,393	-38.5%
Gain (Loss) on investments	(1)	27	(28)	-103.7%
Interest and other income	8	11	(3)	-27.3%
Interest Expense and Other Finance Costs	(304)	(124)	(180)	145.2%
Loss on change in fair value of warrant liability	(468)	-	(468)	100.0%
Loss on issuance of warrants	(32)	-	(32)	100.0%

Net Loss	$(3,023)	$(3,705)	$682	-18.4%

The Company’s net loss during the quarter ended March 31, 2026 was $3.0 million which was $682 thousand less than the $3.7 million loss for the quarter ended March 31, 2025. Included in the March 2026 loss was a $468 thousand loss on warrant valuations recognized prior to their reclassification from liability to equity as well as a $32 thousand loss on issuance of warrants related to the Rights Offering. These losses are not expected to be incurred moving forward.

Total costs and expenses declined to $2.2 million for the quarter ended March 31, 2026, compared with $3.6 million for the quarter ended March 31, 2025, a decrease of $1.4 million and represents the primary driver for the overall decrease in net loss.

Research and development costs declined to $482 thousand during the quarter ended March 31, 2026 compared with $1.1 million during the quarter ended March 31, 2025. During the first quarter of 2025, the Company decided to direct its focus and efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, with the belief that this path will potentially lead to the most lucrative outcome. As a result, the Company evaluated its patent portfolio and made a decision to reduce its annual maintenance fees and development of patents not meeting its current core objective. As a result, $335 thousand was charged to clinical expenses during the first quarter of 2025 related to prior costs of developing and maintaining patents not specific to the primary focus and was the largest component of the variance between the quarters.

Additionally, fewer patients were enrolled in the Company’s Phase 2 testing for pancreatic cancer during the first quarter of 2026 than during the quarter ended March 31, 2025, which resulted in $88 thousand in reduced payments to Amarex, the principal administrator of several of AIM’s largest clinical studies. The timing and amount of clinical expenditures is dependent on recruiting patients and therefore can be difficult to project.

General and administrative costs for the quarter ended March 31, 2026 were $783 thousand below the first quarter of 2025 as a result of reduced legal fees. During the quarter ended March 31, 2025, the Company was receiving final billings related to a shareholder dispute which was settled during the fourth quarter of 2024.

Interest expense was $304 thousand and $124 thousand for the three months ended March 31, 2026 and 2025, respectively. The increase in interest expense is due to additional debt. On November 18, 2025, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2.5 million in exchange for an unsecured promissory Note with an Original Issue Discount of $781 thousand. The Company will pay $3.3 million consisting of the principal amount of the Note, together with the original issue discount and $20 thousand of lender transaction fees, no later than November 18, 2027. The stated interest rate of the note is 10%.

Liquidity and Capital Resources

			Change
	3/31/2026	12/31/2025	$	%

Cash and cash equivalents	$5,816	$2,985	$2,831	94.8%
Marketable securities	63	62	1	1.6%
Highly liquid assets	$5,879	$3,047	$2,832	92.9%

	Three months ended March 31,		Change
	2026	2025	$	%

Cash used in operating activities	$(2,719)	$(2,361)	$(358)	15.2%
Cash (used in) provided by investing activities	(37)	898	(935)	-104.1%
Cash provided by financing activities	5,587	660	4,927	746.5%

Net change in cash	$2,831	$(803)	$3,634	452.6%

Cash balances increased by $2.8 million or 94.8% during the three months ended March 31, 2026, primarily the result of ongoing financing initiatives. The Company raised $1.8 million from a grant of rights offering, $2.0 million from its ATM offering, and $2.2 million from warrant exercises during the quarter ended March 31, 2026.

The Company will continue to make efforts to raise equity in order to reach compliance with the minimum stockholder equity requirement of the NYSE. Cash used by operating activities increased during the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 primarily due to the utilization of cash for accounts payable.

During the quarter ended March 31, 2025, the Company utilized a portion of its investments to provide cash for operations. During the quarter ended March 31, 2026, the Company utilized financing activities to provide the necessary operating funds which caused a $935 thousand difference in cash from investing activities when comparing the periods.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. As of March 31, 2026, we had $5.9 million in cash, cash equivalents and marketable investments, inclusive of $63 thousand in marketable investments, compared to $3.0 million as of December 31, 2025.

Ongoing operating losses combined with limited current working capital raised substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of the issuance of these consolidated financial statements. See Note 1 to our Unaudited Condensed Consolidated Financial Statements.

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. On March 31, 2026, our current assets exceeded our current liabilities by $69 thousand which raised doubt about our ability to continue as a going concern. Additionally, at March 31, 2026, our stockholders’ equity was below the minimum requirements for continued listing on the NYSE American. See “Potential Delisting from the NYSE American” below. The small working capital balance, anticipated cash needs over the next 12 months and potential delisting raised substantial doubt about our ability to continue as a going concern.

On September 6, 2024, an amendment to an agreement dated April 7, 2022, was executed by us and Amarex clarifying and changing the nature of the remaining execution fee of $725 thousand. The amendment allowed that the remainder would not be exclusive to the agreement dated on April 7, 2022, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash. Due to the changes brought about by the amendment, the nature of the payment changed to deposit status. At March 31, 2026, we had a remaining deposit of $184 thousand which may be used to offset future clinical research expenditures. This deposit is listed as a non-current asset on the balance sheet but could provide working capital if the timing of expenditures are realized within the next 12 months.

On April 4, 2025, trading of the Company’s common stock had been suspended by NYSE American. Leading up to this event, the Company and Streeterville (the “Lender”) were in regular communication, regarding the potential impact on the loan agreements. On May 13, 2025, we entered into a Forbearance Agreement with the Lender pursuant to which, for a 1% fee and expenses, the Lender released the Company and its affiliates from all defaults under the Agreements through the date of the Forbearance Agreement and confirmed that, as a result, no Default Interest was due, with no adverse effect on liquidity.

On March 6, 2026, we completed a rights offering (the “2026 Rights Offering”) to our stockholders and to holders of certain of our outstanding options and warrants that had the right to participate in the 2026 Rights Offering as of February 10, 2026, the record date. In the Rights Offering we issued non-transferable subscription rights to purchase 1,842 Units. Each Unit consists of one share of Series G Convertible Preferred Stock (the “G Preferred”) and 2,000 warrants to purchase common stock (the “G Warrants”). Each share of G Preferred is convertible, at the option of the holder at any time, into a number of shares of our common stock equal to the quotient of the stated value of the Preferred Stock ($1 thousand) divided by $1.00, the conversion price. Each G Warrant is exercisable for one share of our common stock at an exercise price of $1.00 per share from March 6, 2026, the date of issuance, through its expiration five years from the date of issuance. The 2026 Rights Offering raised $1.8 million in gross proceeds.

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

Potential Delisting from the NYSE American

On December 11, 2024, we received an official notice of noncompliance with the NYSE American’s continued listing requirements. This includes the need for us to have stockholders’ equity of $6 million or more. The NYSE American’s review showed that we were not in compliance with that requirement. As required, we submitted a plan (the “Plan”) to the NYSE American illustrating how we can regain compliance by June 11, 2026. The Plan includes a number of ways to raise capital. The NYSE American accepted our Plan on February 26, 2025. If we are not able to regain compliance by June 11, 2026, our common stock may be delisted from the NYSE American. As of March 31, 2026, our stockholders’ equity was $2.1 million. We must increase our stockholders’ equity to be at least $6 million to regain compliance with this rule. If we are not able to raise sufficient capital as set forth in the Plan or by other means, we may be unable to regain compliance with the NYSE American’s listing standards, and our securities could be subject to delisting. In the event that the price of our Common Stock drops to $0.10 per share, our Common Stock will automatically be delisted from the NYSE American.

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

On June 11, 2025, the Company was notified by the NYSE American that the Company had regained compliance with Section 1003(f)(v) of the NYSE American’s Company Guide (low selling price) and that trading in the Company’s Common Stock was reinstated on the NYSE American on June 17, 2025.

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

Material Cash Requirements

Over the next 12 months, we anticipate that our primary cash requirements will include funding ongoing clinical trials for the DURIPANC study, general and administrative expenses, and debt service obligations. As of March 31, 2026, we had approximately $5.9 million in cash, cash equivalents, and marketable securities. We estimate that our short-term (annual) working capital requirements currently range between $7.2 million and $10.8 million depending on the progress of clinical trials and financing sources.

Our long-term capital needs will depend significantly on the outcome of our ongoing clinical trials, regulatory decisions, and our ability to secure strategic partnerships or licensing arrangements. If Ampligen receives regulatory approval for any indication, we would require substantial additional capital to support commercialization activities. We may seek to raise additional capital through public or private equity offerings, debt financing, or collaborative arrangements with strategic partners.

Possible Sources of Funding

Universal Shelf Registration Statement and At-The-Market Offering with Maxim

On April 1, 2025, the Company entered into a new EDA, with Maxim (the “Sales Agreement”) pursuant to which it may issue and sell up to an aggregate of $3 million of the Company’s common stock from time to time through Maxim acting as agent. Under the terms of the Sales Agreement in no event will the Company, inter alia, issue or sell through the sales agreement such number or dollar amount of shares of common stock that would exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable). For the year ended December 31, 2025, the Company sold 155,874 shares under the EDA for total gross proceeds of $225 thousand, which includes a 3.0% fee to Maxim of $7 thousand. For the three months ended March 31, 2026, the Company sold 2,025,292 shares under the EDA for total gross proceeds of $2.1 million, which includes a 3.0% fee to Maxim of $62 thousand related to this agreement. See Note 15 - Subsequent Events for additional information on an amendment to this agreement.

Pursuant to the Sales Agreement, we will pay Maxim in cash, upon each sale of the common stock pursuant to the sales agreement, a commission in an amount equal to 3.0% of the aggregate gross proceeds from each sale of common stock. Because there is no minimum offering amount required as a condition to this offering, the actual total public offering amount, commissions and proceeds to us, if any, are not determinable at this time. We have agreed, under certain circumstances, to reimburse a portion of Maxim’s expenses, including legal fees up to a maximum of $50 thousand, and $5 thousand on a quarterly basis thereafter.

The shares under the sales agreement will only be offered after a prospectus related to such offering is filed with the SEC. If and when the shares are offered, they will be offered pursuant to a shelf registration statement on Form S-3 (File No. 333-286319), which was declared effective on July 3, 2025.

Warrant Inducement

The Company entered into a warrant exercise inducement offer letter agreement, dated May 7, 2026 with holders of (i) Class A and Class B warrants to purchase common stock, par value $0.001 per share, issued on May 31, 2024; (ii) Class C and Class D Common Stock purchase warrants issued on September 30, 2024; and (iii) Class E and Class F Common Stock purchase warrants issued on July 31, 2025. Pursuant to the Inducement Letter, the Holders agreed to exercise the Existing Warrants for cash certain of their Existing Warrants to purchase an aggregate of 7,451,920 shares of Common Stock at a reduced exercise price of $0.48 per share in exchange for the Company’s agreement to issue new Class H warrants to purchase an aggregate of up to 14,903,840 shares of Common Stock at an exercise price of $0.60 per share, exercisable on or after the Stockholder Approval Date (as defined in the Inducement Letter) for a period of five years.

On May 8, 2026, the Company closed the Inducement Transaction and received aggregate gross proceeds of approximately $3.6 million and issued the Inducement Warrants.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective as of March 31, 2026, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

During the three months ended March 31, 2026, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Please see Part 1; Item 3 “Legal Proceeding” in our annual report in Form 10K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026, which could materially affect our business, financial condition, or future results. The risks described in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above.

We are currently not in compliance with the Exchange continued listing requirements. If we are unable to regain compliance with the Exchange’s listing requirements, our securities could be delisted, which could affect our common stock market price and liquidity and reduce our ability to raise capital.

We are not currently in compliance with the NYSE American’s stockholders’ equity rule because our stockholders’ equity is less than the required minimum of $6.0 million. Pursuant to the letter from the NYSE American informing us of this non-compliance, we submitted a Plan to the Exchange illustrating how we can regain compliance by June 11, 2026. The NYSE American accepted our plan, but, if we are unable to regain compliance by June 11, 2026, our common stock may be delisted from the NYSE American. As of March 31, 2026, our stockholders’ equity was approximately $2.1 million. We must increase our stockholders’ equity to be at least $6.0 million to regain compliance with this rule. If we are not able to raise sufficient capital, we may be unable to regain compliance with the NYSE American’s listing standards. We intend to take all reasonable measures available to regain compliance under the NYSE American listing rules and remain listed on the NYSE American.

We cannot assure you that we will be able to regain compliance with the NYSE American listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from the NYSE American. We and holders of our securities could be materially adversely impacted if our securities are delisted from the NYSE American. In particular:

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

Director and Executive Officer Trading

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

ITEM 6: Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation as Amended and Restated through June 10, 2025 (incorporated by reference to Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2025).

3.2	Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.7(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2025).

3.3	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

4.1	Form of Class G Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

10.1	DPO Addendum dated February 9, 2026 (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K (No. 001-27072) for period ending December 31, 2025 filed with the SEC on March 27, 2026).

10.2	Form of Warrant Agency Agreement between the Company and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

10.3	Streeterville Extension Agreement dated March 10, 2026 (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K No. 001-27072) for period ending December 31, 2025 filed with the SEC on March 27, 2026).

10.4	Amendment to Equity Distribution Agreement with Maxim Group, LLC dated April 10, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2026).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. **

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: May 15, 2026

