Form 10-Q
period 2026-06-30
AIM ImmunoTech Inc.
filed 2026-08-07
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

30,442,139 shares of common stock were outstanding as of August 7, 2026.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited June 30, 2026 and Audited December 31, 2025)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$9,900	$2,985
Marketable investments	64	62
Other receivables	—	7
Prepaid expenses and other current assets	468	241
Total current assets	10,432	3,295
Property and equipment, net	54	71
Right of use asset, net	260	378
Patent and trademark rights, net	1,714	1,661
Other assets	271	377
Total assets	$12,731	$5,782
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$480	$1,630
Accrued expenses	586	795
Current portion of operating lease liability	259	250
Current portion of note payable, net	3,621	3,549
Total current liabilities	4,946	6,224
Long-term liabilities:
Operating lease liability	41	170
Long-term note payable	—	927
Warrant liability	—	8,244
Total liabilities	4,987	15,565
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):

Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of June 30, 2026, and December 31, 2025, respectively; issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; as of June 30, 2026, and December 31, 2025, respectively; issued and outstanding – none	—	—
Series G Convertible Preferred Stock, par value $0.01 per share, with a stated value $1,000 per share, 12,000 shares authorized: 529 and 0 issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	—	—
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 28,990,073 and 3,069,875 as of June 30, 2026 and December 31, 2025, respectively	29	3
Additional paid-in capital	455,312	431,000
Accumulated deficit	(447,597)	(440,786)
Total stockholders’ equity (deficit)	7,744	(9,783)
Total liabilities and stockholders’ equity	$12,731	$5,782

See accompanying notes to condensed consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Clinical treatment programs - US	$26	$25	$48	$41
Total Revenues	26	25	48	41
Costs and Expenses:
Production costs	5	10	9	20
Research and development	589	1,174	1,071	2,254
General and administrative	2,945	1,487	4,707	4,032
Total Costs and Expenses	3,539	2,671	5,787	6,306
Operating loss	(3,513)	(2,646)	(5,739)	(6,265)
Gain (Loss) on investments	(1)	(9)	(2)	18
Interest and other income	21	10	29	21
Interest expense and other finance costs	(295)	(149)	(631)	(273)
Loss on change in fair value of warrant liability	—	—	(468)	—

Net Loss	$(3,788)	$(2,794)	$(6,811)	$(6,499)
Basic and diluted loss per share	$(0.43)	$(3.68)	$(0.96)	$(8.88)
Weighted average shares outstanding basic and diluted	17,118,695	759,289	10,819,484	731,650

See accompanying notes to condensed consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Six Months Ended June 30, 2026 and 2025 (in thousands except share data) (Unaudited)

	Series G Preferred Shares	Common Stock Shares	Common Stock ..001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2025	—	3,069,875	$3	$431,000	$(440,786)	$(9,783)
Shares issued for:
Common stock issuance, net of costs	—	2,032,815	2	1,999	—	2,001
Rights Offering	1,842	—	—	1,662	—	1,662
Conversion of Series G Preferred Stock to Common Stock	(1,164)	1,164,000	1	(1)	—	—
Warrant Exercise	—	1,593,008	2	2,154	—	2,156
Reclass of Warrants E & F	—	—	—	8,712	—	8,712
Repayment of debt with shares	—	364,084	—	400	—	400
Net comprehensive loss	—	—	—	—	(3,023)	(3,023)
Balance March 31, 2026	678	8,223,782	$8	$445,926	$ (443,809)	$2,125
Shares issued for:
Common stock issuance, net of costs	—	1,019,570	1	536	—	537
Conversion of Series G Preferred Stock to Common Stock	(149)	149,000	—	—	—	—
Warrant Exercise	—	7,451,920	8	3,569	—	3,577
Registered Direct Offering	—	12,145,801	12	5,082	—	5,094
Issuance Costs	—	—	—	199	—	199
Net comprehensive loss	—	—	—	—	(3,788)	(3,788)
Balance June 30, 2026	529	28,990,073	$29	$455,312	$(447,597)	$7,744

	Series G Preferred Shares	Common Stock Shares	Common Stock ..001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance December 31, 2024	—	655,263	$1	$425,505	$(426,828)	$(1,322)
Shares issued for:
Common stock issuance, net of costs	—	42,854	—	660	—	660
Equity-based compensation	—	4,242	—	60	—	60
Repayment of Debt with Shares	—	20,541	—	450	—	450
Net comprehensive loss	—	—	—	—	(3,705)	(3,705)
Balance March 31, 2025	—	722,900	$1	$426,675	$(430,533)	$(3,857)
Common stock issuance, net of costs	—	41,339	—	105	—	105
Adjustment for fractional shares	—	(51)	—	—	—	—
Net comprehensive loss	—	—	—	—	(2,794)	(2,794)
Balance June 30, 2025	—	764,188	$1	$426,780	$(433,327)	$(6,546)

See accompanying notes to condensed consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(in thousands)

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(6,811)	$(6,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	571	377
Abandonment and expiration of patents and trademark rights	24	615
Equity-based compensation	—	60
Gain on sale of marketable investments	—	(18)
Change in fair value of warrants	468	—
Loss on issuance of warrants	32	—
Change in assets and liabilities:
Prepaid expenses and other assets	(121)	770
Lease liability	(120)	(78)
Accounts payable and Accrued Expenses	(1,359)	881
Other receivables	7	—
Net cash used in operating activities	(7,309)	(3,892)
Cash flows from investing activities:
Proceeds from sale of marketable investments	4	2,026
Purchase of marketable investments	(6)	(91)
Purchase of patent and trademark rights	(147)	(283)
Net cash (used in) provided by investing activities	(149)	1,652
Cash flows from financing activities:
Proceeds from sale of stock, net of issuance costs	2,538	765
Proceeds from note payable, net of issuance costs	—	250
Proceeds from warrant exercise	5,733	—
Repayment of debt obligation	(821)	—
Proceeds from Registered Direct Offerings	5,293	—
Proceeds from Rights Offering	1,630	—
Net cash provided by financing activities	14,373	1,015
Net increase (decrease) in cash and cash equivalents	6,915	(1,225)
Cash and cash equivalents at beginning of period	2,985	1,701
Cash and cash equivalents at end of period	$9,900	$476
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized gain on marketable investments	$—	$85
Repayment of debt obligation with shares	$400	$421

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

The Company’s research and development of Ampligen includes a variety of diseases and health matters:

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

Ampligen is a wide-spectrum therapeutic that has shown positive safety and efficacy in clinical trials of several different solid tumor types. Based specifically on clinical success as to safety and efficacy in our pancreatic cancer Early Access Program and an ongoing Phase 2 trial, AIM has made the business decision to focus its efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, as we believe that this path will potentially lead to the most lucrative outcome. Pancreatic cancer is expected to kill an estimated 100,000 people in the American and European Union markets — and more than 450,000 people worldwide in 2026. When AIM looks at the global health problem of pancreatic cancer, we see a large market for an unmet medical need and with relatively little clinical competition. We believe we are well positioned to serve this market with our intellectual property program which includes broad-combination therapy patents in the United States, Japan and Europe, as well as market exclusivity provided by orphan drug designations in the United States and the European Union.

Oncology is an area of biotech which can generate multibillion-dollar mergers and acquisitions – large-market Phase 3 oncology clinical trials with positive data are a desirable focus for acquisition. AIM strongly believes that such a Phase 3 study will be possible following the ongoing Phase 2 clinical study evaluating Ampligen in combination with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi (durvalumab) in the treatment of metastatic pancreatic cancer patients with stable disease post-FOLFIRINOX standard of care (the “DURIPANC” study). The DURIPANC study is an investigator-initiated, exploratory, open-label, single-center study expected to enroll up to 25 subjects in the Phase 2 portion. The primary objective of the study is to determine the clinical benefit rate of the combination therapy. The secondary/exploratory objectives include assessing overall survival and progression-free survival; exploring immune-monitoring using available tissue biopsies and peripheral immune profiling; and assessing quality of life. According to the Erasmus MC Cancer Institute, the promising progression-free survival and overall survival seen in Phase 1 of the study – which we believe supported advancement to the ongoing Phase 2 portion of the study – continue to be seen. As of June 30, 2026, all subjects have been enrolled in the study and have received the first dose of study medication. Erasmus MC expects that detailed data will be published later this year. According to Erasmus MC, there has also been no significant toxicity – an encouraging safety profile for a post-chemo setting – and Ampligen subjects are consistently reporting “high quality of life” during treatment.

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

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. The Company has incurred losses from operations and operating cash outflows exceeded cash inflows from operating activities for the six months ended June 30, 2026. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. Management evaluated the conditions, and the significance of these conditions related to the Company’s ability to meet its obligations. If the Company is unable to implement sufficient mitigation efforts, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

On December 11, 2024, the Company received an official notice of noncompliance with the NYSE American’s continued listing requirements. This included the need for the Company to have stockholders’ equity of $6 million or more. The NYSE American’s review showed that the Company was not in compliance with that requirement. As required, the Company submitted a plan (the “Plan”) to the NYSE American illustrating how it planned to regain compliance by June 11, 2026. The NYSE American accepted the Plan on February 26, 2025, and the Company has submitted quarterly updates to the NYSE American since that time. If the Company was not able to raise sufficient capital as set forth in the Plan or by other means, it may have been unable to regain compliance with the NYSE American’s listing standards, and its securities could have been subject to delisting. In addition, in the event that the price of the common stock drops to $0.10 per share, trading in the common stock would automatically be suspended and the common stock would be subject to delisting. The price dropped below $0.10 and on April 4, 2025, the Company received a delisting letter from the NYSE American and trading in its common stock on the NYSE American was suspended.

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

On January 20, 2026, the Company distributed a stock dividend of one share of our common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026, as well as one share of common stock for every 1,000 outstanding options or 1,000 warrants that has a right to receive stock dividends. The distribution was effected on January 20, 2026. This resulted in a reset of the terms of our Class E and Class F Warrants. Per the reset, the exercise price of these warrants dropped to $1.439, additional warrants were issued and a provision in these warrants that resulted in the classification of these warrants as a liability rather than equity was nullified. This resulted in a $8.7 million increase in stockholders’ equity.

On May 7, 2026, the Company entered into a warrant exercise inducement offer letter agreement with certain holders of existing warrants, pursuant to which the holders agreed to exercise their warrants in cash at a reduced exercise price for aggregate gross proceeds of approximately $3.5 million in consideration of the Company’s agreement to issue new warrants upon such exercise.

On May 21, 2026, the Company issued and sold 7,519,351 shares of common stock, par value $0.001 per share, and, in a concurrent private placement, Class I warrants to purchase up to 15,038,702 shares of common stock to certain investors for aggregate gross proceeds of approximately $2.4 million.

On June 10, 2026, the Company issued and sold 2,554,119 shares of common stock and, in a concurrent private placement, 771,503 shares of common stock, pre-funded warrants to purchase up to 1,782,616 shares of common stock, and Class J warrants to purchase up to 10,216,476 shares of common stock to certain investors for aggregate gross proceeds of approximately $2.6 million. Following the closing of these transactions, the Company satisfied the NYSE $6.0 stockholders equity requirement.

The NYSE American formally notified the Company on June 12, 2026, confirming that the Company had successfully addressed and resolved all deficiencies related to Sections 1003(a)(i), (ii), and (iii) of the NYSE American Company Guide. As a result, the “below compliance” (“.BC”) indicator was removed from the Company’s trading symbol for its common stock, and the Company was removed from NYSE American’s list of noncompliant issuers on its website. The Company will remain subject to NYSE American’s continued listing monitoring procedures and remains committed to maintaining strong financial discipline and governance going forward.

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

Note 3: Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. As of June 30, 2026 and at other various times throughout the six months ended June 30, 2026, some accounts held at financial institutions were in excess of the federally insured limit of $250 thousand. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Note 4: Marketable Securities

Marketable securities consist of mutual funds. At June 30, 2026 and December 31, 2025, it was determined that none of the marketable securities had an other-than-temporary impairment. At June 30, 2026 and December 31, 2025, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 16: Fair Value). At June 30, 2026, and December 31, 2025 the Company held $64 thousand and $62 thousand, respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of $64 thousand at June 30, 2026. There was no realized gain or loss recognized for the six-month period ended June 30, 2026 on equity securities. There was no unrealized loss recognized for the six-month period ended June 30, 2026 on equity securities still held.

Mutual Funds classified as available for sale consisted of $359 thousand at June 30, 2025. The net loss recognized for the six-month period ended June 30, 2025 on equity securities was ($68) thousand. The unrealized gains recognized for the six-month period ended June 30, 2025 on equity securities still held was $85 thousand. The net gain recognized for the six-month period ended June 30, 2025 on equity securities was $18 thousand.

Note 5: Property and Equipment, Net

	(in thousands)
	June 30, 2026	December 31, 2025
Furniture, fixtures, and equipment	$1,466	$1,466
Less: accumulated depreciation	(1,412)	(1,395)
Property and equipment, net	$54	$71

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the six months ended June 30, 2026 and 2025 was $17 thousand and $19 thousand, respectively.

Note 6: Patents and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$2,267	$(610)	$1,657	$2,150	$(551)	$1,599
Trademarks	182	(125)	57	182	(120)	62
Net amortizable patents and trademarks rights	$2,449	$(735)	$1,714	$2,332	$(671)	$1,661

Patent and trademark rights acquisitions, abandonments and amortization (in thousands):

December 31, 2025	$1,661
Acquisitions	147
Abandonments	(24)
Amortization	(70)
June 30, 2026	$1,714

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over an estimated useful life of 17 years for patents and 10 years for trademarks. The weighted remaining average amortization period is 12 years for patents and 3 years for trademarks, respectively. The Company expenses annuity costs related to its trademarks and patents.

Amortization of patents and trademarks for each of the next five years and thereafter is as follows:

Year Ending December 31,
2026	$88
2027	156
2028	150
2029	144
2030	135
Thereafter	1,041
Total	$1,714

Note 7: Accrued Expenses

Accrued expenses consist of the following: (in thousands)

	June 30, 2026	December 31, 2025
Compensation	$—	$218
Professional fees	478	303
Clinical trial expenses	11	20
Interest	24	64
Other expenses	73	190
	$586	$795

Note 8: Unsecured Promissory Note

During the years ended 2025 and 2024 the Company entered into three separate agreements with Streeterville Capital LLC (“Streeterville” or the “Lender”). The terms of the agreements are described below:

Note 1 –

On February 16, 2024, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2.5 million in exchange for an unsecured promissory Note with an Original Issue Discount of $781 thousand. Under the original terms of the agreement, the Company agreed to pay $3.3 million consisting of the principal amount of the Note, together with the original issue discount and $20 thousand of lender transaction fees, no later than February 16, 2026. The stated interest rate of the note is 10%.

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

On May 18, 2026, the Company and the Lender entered into Amendment #2, which amended the Note and further extended the maturity date of the Note until June 30, 2027. Pursuant to the Amendment, the Company agreed to pay the Lender an extension fee in the amount of $10 thousand. The Extension Fee was added to the outstanding balance of the Note. The Amendment also contains customary representations and warranties of the Company, as well as a representation and warranty of the Company that, as of the date of the Amendment, the outstanding balance of the Note, following the application of the Extension Fee, was approximately $1.7 million.

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

Note 3 –

On November 18, 2025, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2.5 million in exchange for an unsecured promissory Note with an Original Issue Discount of $781 thousand. The Company agreed to pay $3.3 million consisting of the principal amount of the Note, together with the original issue discount and $20 thousand of lender transaction fees, no later than November 18, 2027. The stated interest rate of the note is 10%.

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

Maturities and charges associated with these notes are summarized below:

Debt schedule at June 30, 2026 (in thousands):

	Note 1	Note 2	Note 3	Total
Long-term debt	$1,440	$—	$2,634	$4,074
Unamortized Original issue discount	—	—	(431)	(431)
Unamortized Financing fees	(8)	—	(14)	(22)
	1,432	—	2,189	3,621
Less current portion of long-term debt, net	(1,432)	—	(2,189)	(3,621)
Long-term debt, net	$—	$—	$—	$—

Future maturities for long-term debt as of June 30, 2026, were as follows (in thousands):

Fiscal years ending December 31:	Note 1	Note 2	Note 3	Total
2026	$1,432	$—	$1,500	$2,932
2027	—	—	689	689
Total	$1,432	$—	$2,189	$3,621

Current portion of debt discount	$—	$—	$431	$431
Current portion of origination costs	$8	$—	$14	$22

Debt schedule at December 31, 2025 (in thousands):

	Note 1	Note 2	Note 3	Total
Long-term debt	$1,984	$—	$3,301	$5,285
Unamortized Original issue discount	(49)	—	(740)	(789)
Unamortized Financing fees	(1)	—	(19)	(20)
	1,934	—	2,542	4,476
Less current portion of long-term debt, net	$(1,934)	$—	$(1,615)	$(3,549)
Long-term debt, net	$—	$—	$927	$927

Future maturities for long-term debt as of December 31, 2025 were as follows (in thousands):

Fiscal years ending December 31:	Note 1	Note 2	Note 3	Total
2025	$1,934	$—	$1,615	$3,549
2026	—	—	927	927
Total	$1,934	$—	$2,542	$4,476

Current portion of debt discount	$49	$—	$374	$423
Current portion of origination costs	$1	$—	$10	$11

Interest and other charges related to the Streeterville notes were as follows (in thousands):

Three months ended June 30, 2026	Note 1	Note 2	Note 3	Total
Interest	$40	$—	$76	$116
Original issue discount amortization	—	—	179	179
Total interest charges	$40	$—	$255	$295

Loan fee amortization	$2	$—	$3	$5

Six months ended June 30, 2026	Note 1	Note 2	Note 3	Total
Interest	$84	$—	$160	$244
Original issue discount amortization	49	—	306	355
Total interest charges	$133	$—	$466	$599

Loan fee amortization	$3	$—	$5	$8

Three months ended June 30, 2025	Note 1	Note 2	Note 3	Total
Interest	$87	$—	$—	$87
Original issue discount amortization	62	—	—	62
Total interest charges	$149	$—	$—	$149

Loan fee amortization	$3	$—	$—	$3

Six months ended June 30, 2025	Note 1	Note 2	Note 3	Total
Interest	$139	$—	$—	$139
Original issue discount amortization	134	—	—	134
Total interest charges	$273	$—	$—	$273

Loan fee amortization	$5	$—	$—	$5

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

At June 30, 2026 and December 31, 2025, the balance of the right of use assets was $260 thousand and $378 thousand, respectively, and the corresponding operating lease liability balance was $300 thousand and $420 thousand, respectively. Right of use assets are recorded net of accumulated amortization of $678 thousand and $560 thousand as of June 30, 2026 and December 31, 2025, respectively.

AIM recognized rent expense associated with these leases are follows:

	Six months ended June 30,
(in thousands)	2026	2025
Lease costs:
Operating lease costs	$137	$151
Short-term and variable lease costs	100	168
Total lease costs	$237	$319
Classification of lease costs
Research & development	$174	$215
General and administrative	63	104
Total lease costs	$237	$319

The Company’s leases have remaining lease terms between 6 and 17 months. As of June 30, 2026, the weighted-average remaining term was 14 months. At December 31, 2025, the weighted-average remaining term was 20 months. The Company’s weighted average incremental borrowing rate for its leases was 10% at June 30, 2026 and December 31, 2025.

Future minimum payments as of June 30, 2026, are as follows:

Year Ending December 31, (in thousands)

2026	$136
2027	169
Less imputed interest	(5)
Total	$300

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

The Company’s research and development expenses were comprised of the following:

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Clinical studies	$476	$734	$661	$1,328
Manufacturing & Engineering	(93)	144	(23)	324
Quality control	197	232	395	462
Regulatory	9	64	38	140
Totals	$589	$1,174	$1,071	$2,254

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the three months and six months ended June 30, 2026.

Amarex Clinical Research LLC

Amarex is the principal administrator of several of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the six months ended June 30, 2026 and 2025, the Company incurred $118 thousand and $200 thousand, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8.4 million. This estimate includes pass-through costs of approximately $1 million and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

●	Post-COVID Conditions - In September 2022, AIM executed a work order with Amarex, pursuant to which Amarex is managing a Phase 2 trial in patients with Post-COVID Conditions. AIM is sponsoring the study. AIM anticipates that the study will cost approximately $6.4 million, which includes passthrough costs of approximately $125 thousand, investigator costs estimated at about $4.4 million and excludes certain other third-party costs and escalations. During 2023, the original work order increased to $6.6 million for the addition of patient reported outcome (PRO) electronic questionnaires (devices/tablets for patients to complete); services associated with the ePRO system and additional safety monitoring services as well as changes to study documentation (such as protocol amendments) which resulted in additional IND submissions to FDA. The final subject completed the clinical trial in 2023. The end of study close-out tasks finished in 2025.

Costs incurred pursuant to the Amarex agreements were as follows (thousands):

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Pancreatic Cancer	$105	$94	$118	$192
Post Covid Conditions	—	—	—	8
Totals	$105	$94	$118	$200

Sterling Pharma Solutions

In 2022, the Company entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of the Company’s Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen.

Subsequently, on July 31, 2026, the Company entered into a proposal (the “Sterling Proposal Agreement”) with Sterling Pharma Solutions (“Sterling”) that is related to the Master Service Agreement and a Quality Agreement entered into between the Company and Sterling in 2022. Pursuant to the Sterling Proposal Agreement, Sterling agreed to manufacture further batches of the polynucleotide drug substances PolyI and Poly C12U and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen. The estimated cost to the Company under the Sterling Proposal Agreement is approximately $1.5 million to be paid over a period of 12 months, as set forth in more detail in the Sterling Proposal Agreement. The Company anticipates using the manufactured product for ongoing and future clinical trials, including potentially a Phase 3 clinical trial for metastatic pancreatic cancer.

Costs incurred pursuant to the Sterling Pharma agreements were as follows (thousands):

Three months ended		Six months ended
June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
$—	$—	$23	$—

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

Costs incurred pursuant to the Azenova agreements were as follows (thousands):

Three months ended		Six months ended
June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
$2	$—	$2	$15

Alcami

In September 2023, the Company entered into an agreement with Alcami Corporation to perform an extractables study for a primary packaging component. The agreement called for fixed costs of $30 thousand upon completion of the study and issue of the final report, along with solvent costs, and pass through items to be billed on a per activity basis. The study is now finalized.

Costs incurred pursuant to the Alcami agreements were as follows (thousands):

Three months ended		Six months ended
June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
$8	$3	$8	$10

Note 11: 401(k) Plan

AIM has a defined contribution plan-the AIM ImmunoTech Employees 401(k) Plan and Trust Agreement (the “401(k) Plan”). AIM’s full-time employees are eligible to participate in the 401(k) Plan following 61 days of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants’ contributions to the 401(k) Plan may be matched by us at a rate determined annually by the Board of Directors.

Each participant immediately vests in his or her deferred salary contributions as well as the Company’s safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the three months ended June 30, 2026 and June 30, 2025 the Company made $25 thousand and $19 thousand in contributions, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company made $47 thousand and $57 thousand in contributions, respectively.

Note 12: Equity-Based Compensation

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. After the 100:1 reverse stock split which was effective on June 12, 2025, a maximum of 8,980 shares of common stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). On July 1, 2025, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan increased by an additional 15,283 shares. As a result of the 2018 Plan Evergreen Provisions, a maximum of 24,263 shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of June 30, 2026. Subsequently, on July 1, 2026, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Plan increased by 580,661 shares. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. During the six months ended June 30, 2026, and 2025, there were no options granted.

As part of the Company’s cash conservation strategy, the Company issued common stock as a substitute for cash salaries to certain executives and directors. For the year ended December 31, 2025, there were 4,242 shares issued as compensation totaling $60 thousand. During the six months ended June 30, 2026, there were no shares issued related to the cash conservation program. This compensation is included in the overall equity-based compensation expense.

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

Stock options activity during the three months ended June 30, 2026, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding March 31, 2026	21,911	$244.40	9.56	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(10)	7,128	—	—
Outstanding June 30, 2026	21,901	$241.26	9.57	$—
Vested and expected to vest June 30, 2026	21,901	$241.26	9.57	$—
Exercisable June 30, 2026	21,901	$151.48	5.53	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding March 31, 2026	6,721	$185.06	12.15	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(4)	6,864	—	—
Outstanding June 30, 2026	6,717	$181.09	12.16	$—
Vested and expected to vest June 30, 2026	6,717	$181.09	12.16	$—
Exercisable June 30, 2026	6,717	$146.99	12.53	$—

Stock options activity during the six months ended June 30, 2026, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2026	21,911	$244.40	9.56	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(10)	7,128	—	—
Outstanding June 30, 2026	21,901	$241.26	9.57	$—
Vested and expected to vest June 30, 2026	21,901	$241.26	9.57	$—
Exercisable June 30, 2026	21,901	$151.48	5.53	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2026	6,721	$185.06	12.15	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(4)	6,864	—	—
Outstanding June 30, 2026	6,717	$181.09	12.16	$—
Vested and expected to vest June 30, 2026	6,717	$181.09	12.16	$—
Exercisable June 30, 2026	6,717	$146.99	12.53	$—

There was no unvested stock option activity for employees and non-employees.

Stock-based compensation expense was $0 and $60 thousand for the six months ended June 30, 2026 and 2025, respectively, and is recognized in a decrease in general and administrative expenses.

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

Based on a review of the Class E and F Warrants, it was determined that the warrants met the liability criteria which resulted in Class E & F warrants to be treated as liability under ASC 815 – Derivatives and Hedging. Accordingly, a loss was recognized and the resulting computed value was classified as a liability on the Company’s balance sheet at December 31, 2025.

On December 30, 2025, the Company declared a stock dividend of one share of common stock for every 1,000 shares of outstanding common stock as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (“Alternate Securities”). On January 13, 2026, the Company distributed a dividend of one share of its common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026, as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (the “Dividend”). The issuance of the Dividend was a Share Combination Event under Section 3(g) of the Class E & F Common Stock Purchase Warrants. As a result, the number of outstanding warrants of Class E & F Common Stock Purchase Warrants both increased to 5,561,125 and the exercise price was reduced to $1.439 per share of common stock. Due to the Share Combination Event trigger of the Class E & F Common Stock Purchase Warrants, the warrants were reevaluated, resulting in the reclassification of the warrants from liability to equity. The Company recognized a loss on the fair market valuation of the warrants of $468 thousand in the statements of operations for the six months ended June 30, 2026, and reclassified the Class E & F Common Stock Purchase Warrants from liability to equity in the amount of $8.7 million reflected in the Balance Sheet at June 30, 2026.

On March 6, 2026, the Company completed a rights offering (the “2026 Rights Offering”) to our stockholders and to holders of certain of our outstanding options and warrants that had the right to participate in the 2026 Rights Offering as of February 10, 2026, the record date. In the Rights Offering the Company issued non-transferable subscription rights to purchase 1,842 Units. Each Unit consists of one share of Series G Convertible Preferred Stock (the “G Preferred”) and 2,000 warrants to purchase common stock (the “G Warrants”). Each share of G Preferred is convertible, at the option of the holder at any time, into a number of shares of our common stock equal to the quotient of the stated value of the Preferred Stock ($1 thousand) divided by $1.00, the conversion price. Each G Warrant is exercisable for one share of our common stock at an exercise price of $1.00 per share from March 6, 2026, the date of issuance, through its expiration five years from the date of issuance. The 2026 Rights Offering raised $1.8 million in gross proceeds.

On May 7, 2026, the Company entered into a warrant exercise inducement offer letter agreement with holders of (i) Class A and Class B common stock purchase warrants issued on May 31, 2024 (the “Existing May 2024 Warrants”), exercisable for up to an aggregate of 112,820 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) Class C and Class D Common Stock purchase warrants issued on September 30, 2024 (the “Existing September 2024 Warrants”) exercisable for up to an aggregate of 93,060 shares of Common Stock, and (iii) Class E and Class F Common Stock purchase warrants issued on July 31, 2025 (the “Existing July 2025 Warrants” and together with the Existing May 2024 Warrants and the Existing September 2024 Warrants, the “Existing Warrants”) exercisable for up to an aggregate of 8,514,048 shares of Common Stock. The Existing May 2024 Warrants had an exercise price of $36.30 per share, the Existing September 2024 Warrants had an exercise price of $28.00, and the Existing July 2025 Warrants had an exercise price of $1.439.

Pursuant to the Inducement Letter, the Holders agreed to exercise the Existing Warrants for cash at a reduced exercise price of $0.48 per share in consideration of the Company’s agreement to issue the Holders new warrants to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued pursuant to such Holder’s exercise of Existing Warrants, comprised of new Class H warrants to purchase up to 17,439,856 shares of Common Stock (the “Inducement Warrants” and the shares of Common Stock underlying the Inducement Warrants, the “Inducement Warrant Shares”) with an exercise term of 5 years from the initial exercise date. The initial exercise date of the Inducement Warrants is the Stockholder Approval Date, and the exercise price thereof is $0.60 per share.

On May 8, 2026, the Company completed the Inducement Transaction and received aggregate gross proceeds of approximately $3.6 million and issued the Inducement Warrants.

Ladenburg Thalmann & Co. Inc. acted as placement agent in connection with the Inducement Transaction and received a cash fee of approximately $286 thousand, equal to 8.0% of the aggregate gross proceeds, $50 thousand for expenses incurred in connection with the offering, and approximately $27 thousand, representing a management fee equal to 0.75% of the aggregate gross proceeds. The Company also issued to the Placement Agent warrants to purchase up to 6.0% of the aggregate number of shares of Common Stock issued upon exercise of the Existing Warrants pursuant to the Inducement Letter. The Placement Agent Warrants have substantially the same terms as the Inducement Warrants, except that the Placement Agent Warrants will be exercisable until the five-year anniversary of the date of issuance, will have an exercise price equal to 125% of the Reduced Exercise Price, and will include piggyback registration rights that are triggered if there is not an effective registration statement covering all of the Placement Agent Warrant Shares while the Placement Agent Warrants are outstanding.

On May 21, 2026, the Company issued and sold 7,519,351 shares of common stock, par value $0.001 per share, and, in a concurrent private placement, Class I warrants to purchase up to 15,038,702 shares of common stock to certain investors for aggregate gross proceeds of approximately $2.4 million.

On June 10, 2026, the Company issued and sold 2,554,119 shares of common stock and, in a concurrent private placement, 771,503 shares of common stock, pre-funded warrants to purchase up to 1,782,616 shares of common stock, and Class J warrants to purchase up to 10,216,476 shares of common stock to certain investors for aggregate gross proceeds of approximately $2.6 million.

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

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. At June 30, 2026, there were no Series A Junior Participating Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 10,000 shares of its preferred stock as Series B Convertible Preferred Stock (the “Preferred Stock”). Each share of Preferred Stock has a par value of $0.01 per share and a stated value equal to $1 thousand (the “Stated Value”). The shares of Preferred Stock shall initially be issued and maintained in the form of securities held in book-entry form and the Depository Trust Company or its nominee (“DTC”) shall initially be the sole registered holder of the shares of Preferred Stock. At June 30, 2026, there were no Series B Convertible Preferred Stock outstanding.

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

At June 30, 2026 and December 31, 2025, the Company had 529 and 0 shares of Series G Convertible Preferred Stock outstanding, respectively. Subsequently, on July 1, 2026, 8 shares of the Company’s Series G Preferred stock were converted to 8,000 shares of the Company’s common stock. As a result of this conversion, the Company’s outstanding shares of common stock increased by 8,000 shares and 521 Series G Preferred stock remains issued and outstanding. The conversions did not result in any cash proceeds to the Company.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of June 30, 2026, and December 31, 2025, there were 28,990,073 and 3,069,875 shares of common stock issued and outstanding, respectively.

Employee Stock Purchase Plan (Not equity compensation)

On July 7, 2020, the Board approved a plan pursuant to which all directors, officers, and employees could purchase from the Company up to an aggregate of $500 thousand worth of shares at the market price (including subsequent plans, the “Employee Stock Purchase Plan”). Pursuant to NYSE American’s rules, this plan was effective for a sixty-day period commencing upon the date that the NYSE American approved the Company’s Supplemental Listing Application (“SLAP”). The Company created successive new plans following the expiration of the July 7, 2020 plan. Recently, the procedure for purchases under the plan changed. Under the amended rules officers and employees must file a SLAP and the NYSE American must accept the SLAP prior to the purchase of Company stock.

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

On April 1, 2025, the Company entered into a new EDA, with Maxim (the “Sales Agreement”) pursuant to which it may issue and sell up to an aggregate of $3 million of the Company’s common stock from time to time through Maxim acting as agent. Under the terms of the Sales Agreement in no event will the Company, inter alia, issue or sell through the sales agreement such number or dollar amount of shares of common stock that would exceed the number or dollar amount of shares of common stock permitted to be sold under Form S-3 (including General Instruction I.B.6 thereof, if applicable). For the year ended December 31, 2025, the Company sold 155,874 shares under the new EDA for total gross proceeds of $225 thousand, which includes a 3.0% fee to Maxim of $7 thousand.

On April 10, 2026, the Company entered into Amendment No. 1 to that certain Equity Distribution Agreement dated April 1, 2025 with Maxim Group LLC to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $3,000,000 of the Company’s shares of common stock, par value $0.001 per share, from time to time, in an at-the-market public offering. The Amendment removes the limitation of the amount of Shares to be sold under the Sales Agreement. For the three months ended June 30, 2026, the Company sold 1,019,570 shares under the EDA for total gross proceeds of approximately $558 thousand, which includes a 3.0% fee to Maxim of approximately $17 thousand related to this agreement. For the six months ended June 30, 2026, the Company sold 3,044,862 shares under the EDA for total gross proceeds of approximately $2.6 million, which includes a 3.0% fee to Maxim of approximately $78 thousand related to this agreement.

Subsequently, on July 31, 2026, the Company provided notice to the Sales Agent for the mutual termination of the Agreement, effective August 15, 2026. The Company will not incur any termination penalties as a result of the termination of the Agreement.

Following such termination, the Company may not offer or sell any additional shares of its common stock under the Agreement or the related prospectus and prospectus supplement. From April 1, 2025 to July 31, 2026, the Company sold 3,200,736 shares of common stock for aggregate gross proceeds of approximately $2.8 million pursuant to the Agreement. The Company does not intend to issue or sell any additional shares of common stock under the Agreement prior to its termination.

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

Under the terms of the purchase agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the purchase agreement are limited to a daily maximum of the lessor of: $500 thousand, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the purchase agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 99,750 shares for resale pursuant to the Atlas Agreements, consisting of 96,364 shares that can be sold by the Company to Atlas and 3,386 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective on May 1, 2024. At December 31, 2024, a total of 7,596 shares were issued pursuant to the purchase agreement for a total of $128 thousand after clearing costs. At December 31, 2025, a total of 30,829 shares were issued pursuant to the purchase agreement for a total of $398 thousand after clearing costs. There were no shares issued subsequent to December 31, 2025. As of February 2026, the purchase agreement is no longer active.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled $2.5 million. For the three and six months ended June 30, 2026, 56,410 Class A Warrants and 56,410 Class B Warrants were exercised at $0.48 per share (See May 2026 Class H Inducement Transaction). There were no Class A or Class B Warrants outstanding at June 30, 2026, related to this agreement.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled $2.5 million. For the three and six months ended June 30, 2026, 46,530 Class C Warrants and 46,530 Class D Warrants were exercised at $0.48 per share (See May 2026 Class H Inducement Transaction). There were no Class C or Class D Warrants outstanding at June 30, 2026, related to this agreement.

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

On December 30, 2025, the Company declared a stock dividend of one share of common stock for every 1,000 shares of outstanding common stock as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (“Alternate Securities”). On January 13, 2026, the Company distributed a dividend of one share of its common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026 as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (the “Dividend”). The issuance of the Dividend was a Share Combination Event under Section 3(g) of the Class E & F Common Stock Purchase Warrants. As a result, the number of outstanding warrants of Class E & F Common Stock Purchase Warrants both have increased to 5,561,125 and the exercise price reduced to $1.439 per share of common stock. Due to the Share Combination Event trigger of the Class E & F Common Stock Purchase Warrants, reevaluation of the classification resulted in the reclassification of the warrants from liability to equity. The Company recognized a loss on change of warrant liabilities of $468 thousand in the statements of operations for the six months ended June 30, 2026, and reclassified the Class E & F Common Stock Purchase Warrants from liability to equity. This reclassification totaling $8.7 million is reflected in the Balance Sheet at June 30, 2026.

For the three months ended June 30, 2026, 3,563,055 Class E Warrants and 3,682,985 Class F Warrants were exercised at $0.48 per share (See May 2026 Class H Inducement Transaction). For the six months ended June 30, 2026, 4,045,555 Class E Warrants and 4,483,493 Class F Warrants exercised. At June 30, 2026 there were 1,515,564 Class E Warrants and 1,077,625 Class F Warrants outstanding at an exercise price of $1.439 related to this agreement.

March 2026 Rights Offering

On March 6, 2026, the Company completed a rights offering to its stockholders and to holders of certain of its outstanding options and warrants that had the right to participate in the 2026 Rights Offering, as of February 10, 2026, the record date. In the Rights Offering the Company issued non-transferable subscription rights to purchase 1,842 Units. Each Unit consists of one share of Series G Convertible Preferred Stock (the “G Preferred”) and 2,000 warrants to purchase common stock (the “G Warrants”). Each share of G Preferred is convertible, at the option of the holder at any time, into a number of shares of common stock equal to the quotient of the stated value of the Preferred Stock ($1 thousand) divided by $1.00, the conversion price. Each G Warrant is exercisable for one share of common stock at an exercise price of $1.00 per share from March 6, 2026, the date of issuance, through its expiration five years from the date of issuance. Maxim Group LLC acted as the Company’s dealer-manager. The 2026 Rights Offering raised $1.8 million in gross proceeds.

For the three months ended June 30, 2026, 149 shares of the Series G Preferred had been converted for 149,000 shares of common stock and no Class G Warrants were exercised. For the six months ended June 30, 2026, 1,313 shares of the Series G Preferred had been converted for 1,313,000 shares of common stock, and 310,000 Class G Warrants had been exercised. Subsequent to June 30, 2026, 8 shares of the G Preferred had been converted to 8,000 shares of common stock. At June 30, 2026, 3,374,000 Class G Warrants and 529 Series G Preferred were outstanding.

May 2026 Class H Inducement Transaction

On May 7-8, 2026, the Company entered into inducement letter agreements with eight existing warrant holders pursuant to which such holders agreed to immediately exercise an aggregate of 7,451,920 previously outstanding Class A through Class F Warrants at an exercise price of $0.48 per share, generating gross proceeds to the Company of approximately $3.6 million. In connection with the inducement, the Company reduced the exercise price of the outstanding Class A through Class F Warrants to $0.48 per share. In consideration for the immediate exercises, the Company issued to such holders an aggregate of 14,903,840 new Class H Common Stock Purchase Warrants with an exercise price of $0.60 per share and a five-year term commencing on the Stockholder Approval Date. In connection with the inducement transaction, the Company also issued 447,116 Placement Agent Warrants to Ladenburg Thalmann & Co., Inc. with an exercise price of $0.60 per share and a five-year term commencing on the issue date, issued pursuant to the Investment Banking Agreement dated April 9, 2026. The Class H Warrants and Class H Placement Agent Warrants are equity-classified. The Class H Warrants are not exercisable until the Company obtains stockholder approval (See Note 17: Subsequent Events) and include a beneficial ownership limitation of 4.99%, or 9.99% upon election, customary anti-dilution adjustments, cashless exercise rights if there is no effective registration statement or available prospectus for resale of the underlying shares, and fundamental transaction provisions.

The Company evaluated the temporary reduction in the exercise price of the Class A through Class F Warrants as a modification of freestanding equity-classified written call options. The incremental fair value effect of the modification was approximately $8,235 based on a class-by-class analysis and was attributable to the Class A and Class C Warrants. The aggregate fair value of the new Class H Warrants issued to the exercising holders was approximately $6.6 million. Accordingly, the aggregate value transferred to the exercising warrant holders was approximately $6.6 million.

The Company also incurred approximately $561 thousand of placement-agent costs in connection with the transaction, consisting of approximately $363 thousand of cash placement-agent fees and approximately $198 thousand representing the fair value of the Class H Placement Agent Warrants. Total holder-side consideration and placement-agent costs associated with the transaction were therefore approximately $7.2 million.

The transaction generated gross exercise proceeds of approximately $3.6 million. The Company recognized equity issuance costs equal to the gross proceeds of the transaction, consisting of approximately $561 thouand of placement-agent costs and approximately $3.0 million of holder-side inducement consideration. The remaining approximately $3.6 million of value transferred to the exercising warrant holders exceeded the proceeds available to absorb the transaction costs and was recognized as a deemed dividend. Because the Company had an accumulated deficit, the deemed dividend was recorded as a reduction of additional paid-in capital.

The deemed dividend did not affect the Company’s net loss or total stockholders’ equity but was deducted in determining net loss available to common stockholders for purposes of calculating basic earnings per share. The noncash entries associated with the Class H Warrants, the Existing Warrant modification, and the Class H Placement Agent Warrants also had no net effect on total stockholders’ equity. After payment of the cash placement-agent costs, the transaction increased total stockholders’ equity by approximately $3.2 million, representing the net cash proceeds received.

At June 30, 2026 447,116 Placement Agent Warrants and 14,903,840 Class H warrants were outstanding.

May 2026 Class I Offering

On May 21, 2026, the Company closed a registered direct offering (the ‘May 2026 Class I Offering’) of

7,519,351 registered shares of common stock and Class I Common Stock Purchase Warrants to purchase up to 15,038,702 shares of common stock at an exercise price of $0.325 per share, exercisable for a five-year period commencing on the Stockholder Approval Date.

The combined offering price was $0.325 per share of common stock and accompanying Class I Warrants. Although the Class I Securities Purchase Agreement permitted each Purchaser to elect Pre-Funded Warrants in lieu of common stock, no Purchaser elected to receive Pre-Funded Warrants at closing, and consequently no May 2026 Pre-Funded Warrants were issued. Gross proceeds to the Company totaled approximately $2.4 million.

Ladenburg Thalmann & Co., Inc. acted as the placement agent for the May 2026 Class I Offering and received an 8.0% cash commission of approximately $196 thousand, a 0.75% management fee of approximately $18 thousand, reimbursement of expenses of $100 thousand, and 451,161 Placement Agent Warrants exercisable at approximately $0.41 per share (125% of the offering price) for a five-year period from the effective date of the Registration Statement. The Class I Warrants and Class I Placement Agent Warrants are all classified within stockholders’ equity. The Company applied the relative fair value method per ASC 470-20-25-2 to allocate the gross proceeds between the common stock and the Class I Warrants, resulting in allocations of approximately $939 thousand to common stock and $1.5 million to Class I Warrants. The Class I Warrants will become exercisable only upon receipt of stockholder approval, which the Company is required to seek at a stockholder meeting to be held no later than July 21, 2026. (See Note 17: Subsequent Events)

At June 30, 2026 there were 451,161 Placement Agent Warrants and 15,038,702 Class I Warrants outstanding.

June 2026 Class J Offering

On June 10, 2026, the Company closed a registered direct offering and concurrent private placement (the “June 2026 Class J Offering”) of 2,554,119 registered shares of common stock, 771,503 unregistered shares of common stock, Pre-Funded Warrants to purchase up to 1,782,616 shares of common stock at a nominal exercise price of $0.001 per share (fully pre-funded at closing), and Class J Common Stock Purchase Warrants to purchase up to 10,216,476 shares of common stock at an exercise price of approximately $0.52 per share, exercisable for a five-year period commencing on the Stockholder Approval Date.

The combined offering price was approximately $0.52 per share and accompanying warrant. Gross proceeds to the Company totaled approximately $2.6 million.

Ladenburg Thalmann & Co., Inc. acted as the placement agent for the June 2026 Class J Offering and received an 8.0% cash commission of approximately $212 thousand, a 0.75% management fee of approximately $20 thousand, reimbursement of expenses of $100 thousand, and 306,494 Placement Agent Warrants exercisable at approximately $0.65 per share with a five-year term. The Class J Warrants, June 2026 Pre-Funded Warrants, and Class J Placement Agent Warrants are all classified within stockholders’ equity. The Company applied the relative fair value method per ASC 470-20-25-2 to allocate the gross proceeds among the common stock, Pre-Funded Warrants, and Class J Warrants. The Class J Warrants will become exercisable only upon receipt of stockholder approval, which the Company is required to seek at a stockholder meeting to be held no later than July 21, 2026 (concurrent with the Class I and Class H Warrants). (See Note 17: Subsequent Events)

For the three months ended June 30, 2026, prefunded warrants were exercised for 1,300,828 shares of common stock. At June 30, 2026, 481,788 Pre-Funded Warrants, 306,494 Placement Agent Warrants and 10,216,476 Class J Warrants were outstanding.

Subsequently, on August 4, 2026, a holder exercised pre-funded warrants to purchase 481,788 shares of common stock upon exercise of the pre-funded warrants and received nominal cash proceeds from the exercise.

Note 15: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of 48,470,384 and 4,334,512 of stock options and warrants, are excluded from the calculation of diluted net loss per share for the periods ended June 30, 2026 and December 31, 2025, respectively, since their effect is antidilutive due to the net loss of the Company.

The deemed dividend did not affect the Company’s net loss or total stockholders’ equity but was deducted in determining net loss available to common stockholders for purposes of calculating basic earnings per share. The noncash entries associated with the Class H Warrants, the Existing Warrant modification, and the Class H Placement Agent Warrants also had no net effect on total stockholders’ equity. After payment of the cash placement-agent costs, the transaction increased total stockholders’ equity by approximately $3.2 million, representing the net cash proceeds received.

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

The Company estimated the fair value of the Class A Warrants, Class B Warrants, Class C Warrants, Class D Warrants, Class E Warrants, Class F Warrants, Class G Warrants, Class H Warrants, Class I Warrants, Class J Warrants using the Black-Scholes Model, which uses multiple inputs including the Company’s stock price, the exercise price of the warrant, volatility of the Company’s stock price, the risk-free interest rate and the expected term of the warrants.

The Company utilized the following assumptions to estimate the fair value of the Class A Warrants:

June 30,
2024
Underlying price per share	$35.00
Exercise price per share	$36.30
Risk-free interest rate	4.42%
Expected holding period	5.5 years
Expected volatility	110%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class B Warrants:

June 30,
2024
Underlying price per share	$35.00
Exercise price per share	$36.30
Risk-free interest rate	4.82%
Expected holding period	2 years
Expected volatility	89%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class C Warrants:

October 1,
2025
Underlying price per share	$26.00
Exercise price per share	$28.00
Risk-free interest rate	3.6%
Expected holding period	2 years
Expected volatility	82%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class D Warrants:

October 1,
2025
Underlying price per share	$26.00
Exercise price per share	$28.00
Risk-free interest rate	3.5%
Expected holding period	5.5 years
Expected volatility	91%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class E Warrants:

	December 31,	January 20,
	2025	2026
Underlying price per share	$1.13	$1.18
Exercise price per share	$1.44	$1.439
Risk-free interest rate	3.7%	3.8%
Expected holding period	4.58 years	4.52 years
Expected volatility	106%	107%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the Class F Warrants:

	December 31,	January 20,
	2025	2026
Underlying price per share	$1.13	$1.18
Exercise price per share	$1.44	$1.439
Risk-free interest rate	3.5%	3.5%
Expected holding period	1.09 years	1.03 years
Expected volatility	168%	172%
Expected dividend yield	—	—

The Company utilized the following assumptions to estimate the fair value of the Class G Warrants:

March 6,
2026
Underlying price per share	$0.694
Exercise price per share	$1.00
Risk-free interest rate	3.5%
Expected holding period	5 years
Expected volatility	104%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class H Warrants:

May 7,
2026
Underlying price per share	$0.56
Exercise price per share	$0.60
Risk-free interest rate	4.04%
Expected holding period	5 years
Expected volatility	109%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class I Warrants:

May 20,
2026
Underlying price per share	$0.2531
Exercise price per share	$0.4063
Risk-free interest rate	4.22%
Expected holding period	5 years
Expected volatility	115%
Expected dividend yield	—

The Company utilized the following assumptions to estimate the fair value of the Class J Warrants:

June 10,
2026
Underlying price per share	$0.4376
Exercise price per share	$0.6486
Risk-free interest rate	4.27%
Expected holding period	5 years
Expected volatility	125%
Expected dividend yield	—

The significant assumptions using the Black-Scholes Model approach for valuation of the Warrants are:

(i)	Risk-Free Interest Rate. The risk-free interest rates for the Warrants are based on U.S. Treasury constant maturities for periods commensurate with the remaining expected holding periods of the warrants.
(ii)	Expected Holding Period. The expected holding period represents the period of time that the Warrants are expected to be outstanding until they are exercised. The Company utilizes the remaining contractual term of the Warrants at each valuation date as the expected holding period.

(iii)	Expected Volatility. Expected stock volatility is based on daily observations of the Company’s historical stock values for a period commensurate with the remaining expected holding period on the last day of the period for which the computation is made.
(iv)	Expected Dividend Yield. The expected dividend yield is based on the Company’s anticipated dividend payments over the remaining expected holding period. As the Company has never issued dividends, the expected dividend yield is 0% and this assumption will be continued in future calculations unless the Company changes its dividend policy.
(v)	Expected Probability of a Fundamental Transaction. Put rights arise if a Fundamental Transaction 1) is an all cash transaction; (2) results in the Company going private; or (3) is a transaction involving a person or entity not traded on a national securities exchange. The Company believes such an occurrence is unlikely because:

1.	The Company only has one product that is FDA approved but is currently not available for commercial sales.
2.	The Company will have to perform additional clinical trials for FDA approval of its flagship product.
3.	Industry and market conditions continue to include uncertainty, adding risk to any transaction.
4.	The nature of a life sciences company is heavily dependent on future funding and high fixed costs, including Research & Development.
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

The Company’s marketable securities consist solely of mutual funds. The Company determine realized gains and losses for marketable securities using the specific identification method and measure the fair value of our marketable securities using a market approach where identical or comparable prices are available. If quoted market prices are not available, fair values of investments are determined using prices from a pricing service, pricing models, quoted prices of investments with similar characteristics or discounted cash flow models.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,989	$8,989	$—	$—
Marketable securities	$64	$64	$—	$—

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$931	$931	$—	$—
Marketable securities	$62	$62	$—	$—

Liabilities:
Warrant liability	$8,244	$—	$—	$8,244

Note 17: Subsequent Events

Company’s Amended and Restated 2018 Equity Incentive Plan

On July 1, 2026, 8 shares of the Company’s Preferred Series G stock were converted to 8,000 shares of the Company’s common stock. As a result of this conversion, the Company’s outstanding shares of common stock increased by 8,000 shares and 521 Preferred Series G remains issued and outstanding. The conversions did not result in any cash proceeds to the Company.

On July 9, 2026, the Company filed a Registration Statement registering additional shares of common stock under the Company’s Amended and Restated 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock. On July 1, 2026, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Plan increased by 580,661 shares pursuant to the 2018 Plan Evergreen Provision.

Special Meeting of Stockholders

On July 15, 2026, the Company held a Special Meeting of Stockholders. As of the record date for the Special Meeting, there were 27,724,245 outstanding shares of the Company’s common stock outstanding and entitled to vote at the Special Meeting. Of the record date outstanding shares, 10,671,690 shares, or approximately 38.5%, were represented at the Special Meeting either in person or by proxy, meaning the requisite quorum for the meeting of 33 and 1/3% was present.
Based on the final voting results reported by the Inspector of Election, all Proposals were approved.

Equity Distribution Agreement

On July 31, 2026, the Company and Maxim mutually agreed to terminate the Equity Distribution Agreement, effective August 15, 2026.

Sterling Proposal Agreement

On July 31, 2026, the Company entered into a proposal (the “Sterling Proposal Agreement”) with Sterling Pharma Solutions (“Sterling”) that is related to the Master Service Agreement and a Quality Agreement entered into between the Company and Sterling in 2022. Pursuant to the Sterling Proposal Agreement, Sterling agreed to manufacture further batches of the polynucleotide drug substances PolyI and Poly C12U and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen. The estimated cost to the Company under the Sterling Proposal Agreement is approximately $1.5 million to be paid over a period of 12 months, as set forth in more detail in the Sterling Proposal Agreement. The Company anticipates using the manufactured product for ongoing and future clinical trials, including potentially a Phase 3 clinical trial for metastatic pancreatic cancer.

The foregoing summary of the Sterling Proposal Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sterling Proposal Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2026 and incorporated herein by reference.

Unsecured Promissory Note

On August 6, 2026, the Company redeemed 384,911 shares of its common stock issued pursuant to the terms of the promissory note for an aggregate redemption price of $100,000 and redeemed 577,367 shares of its common stock issued pursuant to the terms of the promissory note for an aggregate redemption price of $150,000.

June 2026 Class J Offering

On August 4, 2026, a holder exercised pre-funded warrants to purchase 481,788 shares of common stock upon exercise of the pre-funded warrants and received nominal cash proceeds from the exercise.

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

Immuno-Oncology

Ampligen is a wide-spectrum therapeutic that has shown positive safety and efficacy in clinical trials of many different solid tumor types. However, based specifically on clinical success as to safety and efficacy in our pancreatic cancer Early Access Program and an ongoing Phase 2 trial, AIM has made the business decision to focus its efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, as we believe that this path will potentially lead to the most lucrative outcome. Each year pancreatic cancer kills more than 100,000 people in the American and European Union markets and more than 450,000 people worldwide. When AIM looks at the global health problem of pancreatic cancer, we see a large market in an unmet medical need and with relatively little clinical competition. This large unmet market is enhanced by an intellectual property program with broad-combination therapy patents in the United States, Japan and Europe, as well as market exclusivity provided by orphan drug designations in the United States and the European Union.

Oncology is one of the areas of biotech known for multibillion-dollar mergers and acquisitions deals – large-market Phase 3 oncology clinical trials with positive data are a desirable focus for acquisition. AIM strongly believes that such a Phase 3 study will be possible following the ongoing Phase 2 clinical study evaluating Ampligen in combination with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi (durvalumab) in the treatment of metastatic pancreatic cancer patients with stable disease post-FOLFIRINOX standard of care (the “DURIPANC” study). The DURIPANC study is an investigator-initiated, exploratory, open-label, single-center study expected to enroll up to 25 subjects in the Phase 2 portion. The primary objective of the study is the clinical benefit rate of the combination therapy. The secondary/exploratory objectives include assessing overall survival and progression-free survival; exploring immune-monitoring using available tissue biopsies and peripheral immune profiling; and assessing quality of life. According to the Erasmus MC Cancer Institute, the promising progression-free survival and overall survival seen in Phase 1 of the study – which we believe supported advancement to the ongoing Phase 2 portion of the study – continue to be seen. As of June 30, 2026, all subjects have been enrolled in the study and have received the first dose of study medication. Erasmus MC expects that detailed data will be published later this year. According to Erasmus MC, there has also been no significant toxicity – an encouraging safety profile for a post-chemo setting – and Ampligen subjects are consistently reporting “high” quality of life during treatment.

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

We have received approval of our NDA from ANMAT for the commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product would be marketed by GP Pharm – now Filaxis – our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. Collaboration with Filaxis continues for commercial launch of Ampligen in Argentina and they are currently in the process of renewing the existing license. To successfully bring this to market, several key steps are necessary, including building disease awareness, providing medical education, securing appropriate reimbursement, developing effective market strategies, and finalizing manufacturing preparations for launch.

The economic landscape in Argentina has changed dramatically since then with the country experiencing significant hyper-inflation. As contracts in Argentina are U.S. dollar contracts, the parties must evaluate the impact of the devaluation on the relationship and the ability to go forward on a U.S.-dollar basis. The combination of the cost and frequency of treatments has rendered CFS treatments in Argentina cost prohibitive, at least for the time being. We will therefore focus our efforts with Filaxis on an approval in Argentina for pancreatic cancer.

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

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

We consider patent exclusivity as a crucial component of our business. As of June 30, 2026, we had 31 patents worldwide with 21 additional pending patent applications comprising our intellectual property.

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

Immuno-Oncology

We hold multiple patents related to the use of Ampligen as part of a combination therapy when combined with checkpoint inhibitors for the treatment of cancer. The combination of these compounds is designed to work synergistically to enhance the effectiveness of the treatment. AIM’s “synergistic” patents include a U.S. patent (expires August 9, 2039) for methods involving use of Ampligen as part of a combination oncology therapy when paired with an anti-PD-L1 antibody; a patent in Japan (expires December 20, 2039) for the use of Ampligen in combination with checkpoint inhibitors (anti-PD-1 or anti-PD-L1 antibodies) for the treatment of cancer; and a patent in the Netherlands (expires December 19, 2039) for the use of Ampligen as a combination cancer therapy with checkpoint blockade inhibitors, such as Keytruda (pembrolizumab), Opdivo (nivolumab) and Imfinzi (durvalumab). Additional “synergistic” patent applications are pending, and AIM will promptly announce when any such patent is issued. Additionally, in June 2025 we received a patent (expires January 25, 2041) covering methods involving the manufacture of a range of therapeutic double-stranded RNA (dsRNA) products, of which Ampligen is included. Combined with our multiple compositions and methods patents involving Ampligen, this manufacturing patent, along with our other issued patents, further secures our control over the synthesis and use of the first-in-class drug.

Multiple Ampligen clinical trials are underway or recently completed at major university cancer centers testing whether tumor microenvironments can be reprogrammed to increase the effectiveness of cancer immunotherapy, including checkpoint inhibitors.

Pancreatic Cancer

AIM has made the business decision to focus its efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, as we believe that this path will potentially lead to the most lucrative outcome. Each year, pancreatic cancer kills more than 100,000 people in the American and European Union markets and more than 450,000 people worldwide. AIM’s intellectual property portfolio includes orphan drug designations for pancreatic cancer in both the United States and Europe. The company announced in March 2026 that it would seek similar status in Japan.

There are currently two approved clinical studies utilizing Ampligen in the treatment of pancreatic cancer:

●	NCT05927142 - The DURIPANC Study is a Phase 1b/2 clinical trial combining Ampligen with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi® (durvalumab) for the treatment of late-stage pancreatic cancer. The primary objective of the Phase 1b portion was to determine the safety of combination treatment. Investigators at Erasmus Medical Center (“Erasmus MC”) in the Netherlands have completed the safety evaluation of subjects enrolled in the first dose level of the dose escalation design, finding the combination therapy to be generally well-tolerated with no severe treatment-related adverse events or dose-limiting toxicities. In February 2025, we announced that the Erasmus MC Safety Committee had approved the clinical trial to move forward with Phase 2. As of June 18, 2026, the final study subject had received their first dose. With this final subject, Primary Endpoint analysis is anticipated to begin in December 2026 and topline results are anticipated in Q1 2027. DURIPANC’s primary endpoint is Clinical Benefit Rate (“CBR”), defined as the proportion of patients achieving stable disease, partial response or complete response at 24 weeks following initiation of combination therapy. Additionally, in March 2026, the Company announced an agreement with the PPD clinical research business of Thermo Fisher Scientific to design AIM’s anticipated Phase 3 clinical trial in the use of Ampligen in the treatment of late-stage pancreatic cancer.

●	NCT05494697 - The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen in combination with standard of care (SOC) versus SOC alone following first-line therapy, such as FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. AMP-270 is designed to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. In February 2025, we made a business decision to place screening/enrollment on hold and suspend the study. The study may be redesigned or amended, pending additional data from the ongoing DURIPANC clinical trial.

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

Additional scientific manuscripts supporting AIM’s efforts to develop Ampligen in the treatment of pancreatic cancer include:

●	“Rintatolimod in Advanced Pancreatic Cancer enhances Anti-Tumor Immunity through Dendritic Cell-Mediated T Cell Responses“ in the journal Clinical Cancer Research.
●	“Rintatolimod (Ampligen) Enhances Numbers of Peripheral B Cells and Is Associated with Longer Survival in Patients with Locally Advanced and Metastasized Pancreatic Cancer Pre-Treated with FOLFIRINOX: A Single-Center Named Patient Program,” Cancers
●	“Treating Pancreatic Ductal Adenocarcinoma Patients with Rintatolimod: Hitting Two Targets with One Arrow?“ International Hepato-Pancreato Biliary Association
●	“Rintatolimod Induces Antiviral Activities in Human Pancreatic Cancer Cells: Opening for an Anti-COVID-19 Opportunity in Cancer Patients?“ Cancers

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

In May 2020, the FDA authorized an IND for Roswell Park to conduct a Phase 1/2a study of a regimen of Ampligen and interferon alpha in cancer patients with COVID-19 infections. This clinical trial (NCT04379518), sponsored in collaboration with Roswell Park, was designed to test the safety of the combination regimen in patients with cancer and COVID-19, and the extent to which this therapy might promote clearance of the SARS-CoV-2 virus from the upper airway. The first patient enrolled and treated in November 2020. This study was amended to add 20 patients but ultimately terminated in January 2026 due to low accrual. Roswell Park reported partial results from the study, 4 patients were enrolled.

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

The AMP-511 Expanded Access Program (“AMP-511”) is an open-label treatment protocol allowing Ampligen access to severely debilitated CFS patients. The AMP-511 protocol started in the 1990s and is ongoing. The data collected from the AMP-511 protocol through clinical sites provide safety information regarding the use of Ampligen in patients with CFS. We are establishing an enlarged database of clinical safety information which we believe will provide further documentation regarding the absence of autoimmune disease associated with Ampligen treatment. We believe that continued efforts to understand existing data, and to advance the development of new data and information, will ultimately support our future filings for Ampligen and/or the design of future clinical studies that the FDA requested in a CRL. The FDA approved an increased reimbursement level from $200 to $345 per 200 mg vial of Ampligen, due to increased production costs; which was re-authorized in 2021, 2022, 2023, 2024, 2025 and 2026. At this time, we do not plan on passing this adjustment along to the patients in this program.

In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms known as Post-COVID conditions. As of June 30, 2026, there were 4 patients enrolled in this open-label expanded access treatment protocol (including one patient with Post-COVID Conditions). In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

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

MANUFACTURING

AIM’s operations, research and development facility is housed in the New Jersey Bioscience Center and leased with the New Jersey Economic Development Authority.

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

The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Income ($ in thousands):

	Three months ended June 30,		Change
	2026	2025	$	%
Revenues:
Clinical treatment programs – US	$26	$25	$1	4.0%
Total Revenues	$26	$25	$1	4.0%
Costs and Expenses:
Production costs	5	10	(5)	-50.0%
Research and development	589	1,174	(585)	-49.8%
General and administrative	2,945	1,487	1,458	98.0%
Total Costs and Expenses	$3,539	$2,671	$868	32.5%
Operating loss	$(3,513)	$(2,646)	$(867)	32.8%
Gain (Loss) on investments	(1)	(9)	8	-88.9%
Interest and other income	21	10	11	110.0%
Interest Expense and Other Finance Costs	(295)	(149)	(146)	98.0%
Net Loss	$(3,788)	$(2,794)	$(994)	35.6%

The Company’s net loss for the quarter ended June 30, 2026 was $3.8 million compared with a net loss of $2.8 million for the quarter ended June 30, 2025, an increase of $1.0 million. The increase in net loss was primarily attributable to offering related costs incurred in connection with multiple equity transactions completed during the quarter, including placement agent fees, legal fees, accounting fees, and other direct transaction costs, as discussed below.

Total costs and expenses increased to $3.5 million for the quarter ended June 30, 2026, compared with $2.7 million for the quarter ended June 30, 2025, an increase of approximately 32.5%.

Equity transactions

May 2026 Class H Inducement Transaction

On May 7-8, 2026, the Company entered into inducement letter agreements with eight existing warrant holders pursuant to which such holders agreed to immediately exercise an aggregate of 7,451,920 previously outstanding Class A through Class F Warrants at an exercise price of $0.48 per share, generating gross proceeds to the Company of approximately $3.6 million. In connection with the inducement, the Company reduced the exercise price of the outstanding Class A through Class F Warrants to $0.48 per share. In consideration for the immediate exercises, the Company issued to such holders an aggregate of 14,903,840 new Class H Common Stock Purchase Warrants with an exercise price of $0.60 per share and a five-year term commencing on the Stockholder Approval Date. In connection with the inducement transaction, the Company also issued 447,116 Placement Agent Warrants to Ladenburg Thalmann & Co., Inc. with an exercise price of $0.60 per share and a five-year term commencing on the issue date, issued pursuant to the Investment Banking Agreement dated April 9, 2026. The Class H Warrants and Class H Placement Agent Warrants are equity-classified. The Class H Warrants are not exercisable until the Company obtains stockholder approval (See Note 17: Subsequent Events) and include a beneficial ownership limitation of 4.99%, or 9.99% upon election, customary anti-dilution adjustments, cashless exercise rights if there is no effective registration statement or available prospectus for resale of the underlying shares, and fundamental transaction provisions.

The Company evaluated the temporary reduction in the exercise price of the Class A through Class F Warrants as a modification of freestanding equity-classified written call options. The incremental fair value effect of the modification was approximately $8,235 based on a class-by-class analysis and was attributable to the Class A and Class C Warrants. The aggregate fair value of the new Class H Warrants issued to the exercising holders was approximately $6.6 million. Accordingly, the aggregate value transferred to the exercising warrant holders was approximately $6.6 million.

The Company also incurred approximately $561 thousand of placement-agent costs in connection with the transaction, consisting of approximately $363 thousand of cash placement-agent fees and approximately $198 thousand representing the fair value of the Class H Placement Agent Warrants. Total holder-side consideration and placement-agent costs associated with the transaction were therefore approximately $7.2 million.

The transaction generated gross exercise proceeds of approximately $3.6 million. The Company recognized equity issuance costs equal to the gross proceeds of the transaction, consisting of approximately $561 thouand of placement-agent costs and approximately $3.0 million of holder-side inducement consideration. The remaining approximately $3.6 million of value transferred to the exercising warrant holders exceeded the proceeds available to absorb the transaction costs and was recognized as a deemed dividend. Because the Company had an accumulated deficit, the deemed dividend was recorded as a reduction of additional paid-in capital.

The deemed dividend did not affect the Company’s net loss or total stockholders’ equity but was deducted in determining net loss available to common stockholders for purposes of calculating basic earnings per share. The noncash entries associated with the Class H Warrants, the Existing Warrant modification, and the Class H Placement Agent Warrants also had no net effect on total stockholders’ equity. After payment of the cash placement-agent costs, the transaction increased total stockholders’ equity by approximately $3.2 million, representing the net cash proceeds received.

At June 30, 2026 447,116 Placement Agent Warrants and 14,903,840 Class H Warrants were outstanding.

May 2026 Class I Offering

On May 21, 2026, the Company closed a registered direct offering (the ‘May 2026 Class I Offering’) of 7,519,351 registered shares of common stock and Class I Common Stock Purchase Warrants to purchase up to 15,038,702 shares of common stock at an exercise price of $0.325 per share, exercisable for a five-year period commencing on the Stockholder Approval Date.

The combined offering price was $0.325 per share of common stock and accompanying Class I Warrants. Although the Class I Securities Purchase Agreement permitted each Purchaser to elect Pre-Funded Warrants in lieu of common stock, no Purchaser elected to receive Pre-Funded Warrants at closing, and consequently no May 2026 Pre-Funded Warrants were issued. Gross proceeds to the Company totaled approximately $2.4 million.

Ladenburg Thalmann & Co., Inc. acted as the placement agent for the May 2026 Class I Offering and received an 8.0% cash commission of approximately $196 thousand, a 0.75% management fee of approximately $18 thousand, reimbursement of expenses of $100 thousand, and 451,161 Placement Agent Warrants exercisable at approximately $0.41 per share (125% of the offering price) for a five-year period from the effective date of the Registration Statement. The Class I Warrants and Class I Placement Agent Warrants are all classified within stockholders’ equity. The Company applied the relative fair value method per ASC 470-20-25-2 to allocate the gross proceeds between the common stock and the Class I Warrants, resulting in allocations of approximately $939 thousand to common stock and $1.5 million to Class I Warrants. The Class I Warrants will become exercisable only upon receipt of stockholder approval, which the Company is required to seek at a stockholder meeting to be held no later than July 21, 2026. (See Note 17: Subsequent Events)

At June 30, 2026 there were 451,161 Placement Agent Warrants and 15,038,702 Class I Warrants outstanding.

June 2026 Class J Offering

On June 10, 2026, the Company closed a registered direct offering and concurrent private placement (the “June 2026 Class J Offering”) of 2,554,119 registered shares of common stock, 771,503 unregistered shares of common stock, Pre-Funded Warrants to purchase up to 1,782,616 shares of common stock at a nominal exercise price of $0.001 per share (fully pre-funded at closing), and Class J Common Stock Purchase Warrants to purchase up to 10,216,476 shares of common stock at an exercise price of approximately $0.52 per share, exercisable for a five-year period commencing on the Stockholder Approval Date.

The combined offering price was approximately $0.52 per share and accompanying warrant. Gross proceeds to the Company totaled approximately $2.6 million.

Ladenburg Thalmann & Co., Inc. acted as the placement agent for the June 2026 Class J Offering and received an 8.0% cash commission of approximately $212 thousand, a 0.75% management fee of approximately $20 thousand, reimbursement of expenses of $100 thousand, and 306,494 Placement Agent Warrants exercisable at approximately $0.65 per share with a five-year term. The Class J Warrants, June 2026 Pre-Funded Warrants, and Class J Placement Agent Warrants are all classified within stockholders’ equity. The Company applied the relative fair value method per ASC 470-20-25-2 to allocate the gross proceeds among the common stock, Pre-Funded Warrants, and Class J Warrants. The Class J Warrants will become exercisable only upon receipt of stockholder approval, which the Company is required to seek at a stockholder meeting to be held no later than July 21, 2026 (concurrent with the Class I and Class H Warrants). (See Note 17: Subsequent Events)

For the three months ended June 30, 2026, prefunded warrants were exercised for 1,300,828 shares of common stock. At June 30, 2026 481,788 Pre-Funded Warrants, 306,494 Placement Agent Warrants and 10,216,476 Class J Warrants were outstanding.

Subsequently, on August 4, 2026, a holder exercised pre-funded warrants to purchase 481,788 shares of common stock upon exercise of the pre-funded warrants and received nominal cash proceeds from the exercise.

Research and development

Research and development costs declined to $589 thousand during the quarter ended June 30, 2026 compared with $1.2 million during the quarter ended June 30, 2025. Research costs declined as the Company completed a Phase II study in 2026 and shifted its focus toward a European Pancreatic Cancer study which is funded by a grant and in collaboration with a major pharmaceutical interest. The Company expects to begin new studies shortly and the timing and amount of clinical expenditures is dependent on recruiting patients and therefore can be difficult to project and lead to significant expense variations between periods.

General and administrative

General and administrative costs for the quarter ended June 30, 2026 were $1.5 million above those during the three months ended June 30, 2025 due to increases in issuance costs together with legal and accounting fees associated with the equity transactions

Interest expense was $295 thousand and $149 thousand for the three months ended June 30, 2026 and 2025, respectively. The increase in interest expense is due to additional debt. On November 18, 2025, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2.5 million in exchange for an unsecured promissory Note with an Original Issue Discount of $781 thousand. The Company will pay $3.3 million consisting of the principal amount of the Note, together with the original issue discount and $20 thousand of lender transaction fees, no later than November 18, 2027. The stated interest rate of the note is 10%.

	Six months ended June 30,		Change
	2026	2025	$	%
Revenues:
Clinical treatment programs – US	$48	$41	$7	17.1%
Total Revenues	$48	$41	$7	17.1%
Costs and Expenses:
Production costs	9	20	(11)	-55.0%
Research and development	1,071	2,254	(1,183)	-52.5%
General and administrative	4,707	4,032	675	16.7%
Total Costs and Expenses	$5,787	$6,306	$(519)	-8.2%
Operating loss	$(5,739)	$(6,265)	$526	-8.4%
Gain (Loss) on investments	(2)	18	(20)	-111.1%
Interest and other income	29	21	8	38.1%
Interest Expense and Other Finance Costs	(631)	(273)	(368)	131.1%
Loss on change in fair value of warrant liability	(468)	-	(468)	-

Net Loss	$(6,811)	$(6,499)	$(312)	4.8%

The Company’s net loss for the six months ended June 30, 2026 was $6.8 million compared with a net loss of $6.5 million for the six months ended June 30, 2025, an increase of $300 thousand. The increase in net loss was primarily attributed to offering related costs incurred in connection with multiple equity transactions completed during the period, including placement agent fees, legal fees, accounting fees, and other direct costs, as discussed below. These increased costs were partially offset by lower research and development expenses.

Total costs and expenses decreased to $5.8 million for the six months ended June 30, 2026, compared with $6.3 million for the six months ended June 30, 2025, representing a decrease of approximately 8.2%.

Equity transactions

March 2026 Rights Offering

On March 6, 2026, the Company completed a rights offering to its stockholders and to holders of certain of its outstanding options and warrants that had the right to participate in the 2026 Rights Offering, as of February 10, 2026, the record date. In the Rights Offering the Company issued non-transferable subscription rights to purchase 1,842 Units. Each Unit consists of one share of Series G Convertible Preferred Stock (the “G Preferred”) and 2,000 warrants to purchase common stock (the “G Warrants”). Each share of G Preferred is convertible, at the option of the holder at any time, into a number of shares of common stock equal to the quotient of the stated value of the Preferred Stock ($1 thousand) divided by $1.00, the conversion price. Each G Warrant is exercisable for one share of common stock at an exercise price of $1.00 per share from March 6, 2026, the date of issuance, through its expiration five years from the date of issuance. Maxim Group LLC acted as the Company’s dealer-manager. The 2026 Rights Offering raised $1.8 million in gross proceeds.

For the three months ended June 30, 2026, 149 shares of the Series G Preferred had been converted for 149,000 shares of common stock and no Class G Warrants were exercised. For the six months ended June 30, 2026, 1,313 shares of the Series G Preferred had been converted for 1,313,000 shares of common stock, and 310,000 Class G Warrants had been exercised. Subsequent to June 30, 2026, 8 shares of the G Preferred had been converted to 8,000 shares of common stock. At June 30, 2026 3,374,000 Class G Warrants and 529 Series G Preferred were outstanding.

May 2026 Class H Inducement Transaction

On May 7-8, 2026, the Company entered into inducement letter agreements with eight existing warrant holders pursuant to which such holders agreed to immediately exercise an aggregate of 7,451,920 previously outstanding Class A through Class F Warrants at an exercise price of $0.48 per share, generating gross proceeds to the Company of approximately $3.6 million. In connection with the inducement, the Company reduced the exercise price of the outstanding Class A through Class F Warrants to $0.48 per share. In consideration for the immediate exercises, the Company issued to such holders an aggregate of 14,903,840 new Class H Common Stock Purchase Warrants with an exercise price of $0.60 per share and a five-year term commencing on the Stockholder Approval Date. In connection with the inducement transaction, the Company also issued 447,116 Placement Agent Warrants to Ladenburg Thalmann & Co., Inc. with an exercise price of $0.60 per share and a five-year term commencing on the issue date, issued pursuant to the Investment Banking Agreement dated April 9, 2026. The Class H Warrants and Class H Placement Agent Warrants are equity-classified. The Class H Warrants are not exercisable until the Company obtains stockholder approval (See Note 17: Subsequent Events) and include a beneficial ownership limitation of 4.99%, or 9.99% upon election, customary anti-dilution adjustments, cashless exercise rights if there is no effective registration statement or available prospectus for resale of the underlying shares, and fundamental transaction provisions.

The Company evaluated the temporary reduction in the exercise price of the Class A through Class F Warrants as a modification of freestanding equity-classified written call options. The incremental fair value effect of the modification was approximately $8,235 based on a class-by-class analysis and was attributable to the Class A and Class C Warrants. The aggregate fair value of the new Class H Warrants issued to the exercising holders was approximately $6.6 million. Accordingly, the aggregate value transferred to the exercising warrant holders was approximately $6.6 million.

The Company also incurred approximately $561 thousand of placement-agent costs in connection with the transaction, consisting of approximately $363 thousand of cash placement-agent fees and approximately $198 thousand representing the fair value of the Class H Placement Agent Warrants. Total holder-side consideration and placement-agent costs associated with the transaction were therefore approximately $7.2 million.

The transaction generated gross exercise proceeds of approximately $3.6 million. The Company recognized equity issuance costs equal to the gross proceeds of the transaction, consisting of approximately $561 thouand of placement-agent costs and approximately $3.0 million of holder-side inducement consideration. The remaining approximately $3.6 million of value transferred to the exercising warrant holders exceeded the proceeds available to absorb the transaction costs and was recognized as a deemed dividend. Because the Company had an accumulated deficit, the deemed dividend was recorded as a reduction of additional paid-in capital.

The deemed dividend did not affect the Company’s net loss or total stockholders’ equity but was deducted in determining net loss available to common stockholders for purposes of calculating basic earnings per share. The noncash entries associated with the Class H Warrants, the Existing Warrant modification, and the Class H Placement Agent Warrants also had no net effect on total stockholders’ equity. After payment of the cash placement-agent costs, the transaction increased total stockholders’ equity by approximately $3.2 million, representing the net cash proceeds received

At June 30, 2026 447,116 Placement Agent Warrants and 14,903,840 Class H Warrants were outstanding.

May 2026 Class I Offering

On May 21, 2026, the Company closed a registered direct offering (the ‘May 2026 Class I Offering’) of 7,519,351 registered shares of common stock and Class I Common Stock Purchase Warrants to purchase up to 15,038,702 shares of common stock at an exercise price of $0.325 per share, exercisable for a five-year period commencing on the Stockholder Approval Date.

The combined offering price was $0.325 per share of common stock and accompanying Class I Warrants. Although the Class I Securities Purchase Agreement permitted each Purchaser to elect Pre-Funded Warrants in lieu of common stock, no Purchaser elected to receive Pre-Funded Warrants at closing, and consequently no May 2026 Pre-Funded Warrants were issued. Gross proceeds to the Company totaled approximately $2.4 million.

Ladenburg Thalmann & Co., Inc. acted as the placement agent for the May 2026 Class I Offering and received an 8.0% cash commission of approximately $196 thousand, a 0.75% management fee of approximately $18 thousand, reimbursement of expenses of $100 thousand, and 451,161 Placement Agent Warrants exercisable at approximately $0.41 per share (125% of the offering price) for a five-year period from the effective date of the Registration Statement. The Class I Warrants and Class I Placement Agent Warrants are all classified within stockholders’ equity. The Company applied the relative fair value method per ASC 470-20-25-2 to allocate the gross proceeds between the common stock and the Class I Warrants, resulting in allocations of approximately $939 thousand to common stock and $1.5 million to Class I Warrants. The Class I Warrants will become exercisable only upon receipt of stockholder approval, which the Company is required to seek at a stockholder meeting to be held no later than July 21, 2026. (See Note 17: Subsequent Events)

At June 30, 2026 there were 451,161 Placement Agent Warrants and 15,038,702 Class I Warrants outstanding.

June 2026 Class J Offering

On June 10, 2026, the Company closed a registered direct offering and concurrent private placement (the “June 2026 Class J Offering”) of 2,554,119 registered shares of common stock, 771,503 unregistered shares of common stock, Pre-Funded Warrants to purchase up to 1,782,616 shares of common stock at a nominal exercise price of $0.001 per share (fully pre-funded at closing), and Class J Common Stock Purchase Warrants to purchase up to 10,216,476 shares of common stock at an exercise price of approximately $0.52 per share, exercisable for a five-year period commencing on the Stockholder Approval Date.

The combined offering price was approximately $0.52 per share and accompanying warrant. Gross proceeds to the Company totaled approximately $2.6 million.

Ladenburg Thalmann & Co., Inc. acted as the placement agent for the June 2026 Class J Offering and received an 8.0% cash commission of approximately $212 thousand, a 0.75% management fee of approximately $20 thousand, reimbursement of expenses of $100 thousand, and 306,494 Placement Agent Warrants exercisable at approximately $0.65 per share with a five-year term. The Class J Warrants, June 2026 Pre-Funded Warrants, and Class J Placement Agent Warrants are all classified within stockholders’ equity. The Company applied the relative fair value method per ASC 470-20-25-2 to allocate the gross proceeds among the common stock, Pre-Funded Warrants, and Class J Warrants. The Class J Warrants will become exercisable only upon receipt of stockholder approval, which the Company is required to seek at a stockholder meeting to be held no later than July 21, 2026 (concurrent with the Class I and Class H Warrants). (See Note 17: Subsequent Events)

For the three months ended June 30, 2026, prefunded warrants were exercised for 1,300,828 shares of common stock. At June 30, 2026 481,788 Pre-Funded Warrants, 306,494 Placement Agent Warrants and 10,216,476 Class J Warrants were outstanding.

Subsequently, on August 4, 2026, a holder exercised pre-funded warrants to purchase 481,788 shares of common stock upon exercise of the pre-funded warrants and received nominal cash proceeds from the exercise.

Research and development

Research and development costs declined to $1.1 million during the six months ended June 30, 2026 compared with $2.3 million during the six months ended June 30, 2025. During the first quarter of 2025, the Company decided to direct its focus and efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, with the belief that this path will potentially lead to the most lucrative outcome. As a result, the Company evaluated its patent portfolio and made a decision to reduce its annual maintenance fees and development of patents not meeting its current core objective. As a result, $335 thousand was charged to clinical expenses during the first quarter of 2025 related to prior costs of developing and maintaining patents not specific to the primary focus and was a significant factor in the variance between the quarters.

Additionally, the Company’s Phase 2 study for pancreatic cancer was put on hold in 2025, which resulted in reduced clinical costs during the first six months of 2026 than during the same time period in 2025. The Company has shifted its focus toward a European Pancreatic Cancer study which is funded by a grant and in collaboration with a major pharmaceutical interest. The Company expects to begin a pivotal phase 3 clinical trial after the final DURIPANC study results become available and a study protocol has been finalized and the timing and amount of clinical expenditures is dependent on recruiting patients and therefore can be difficult to project and lead to significant expense variations between periods.

General and administrative

General and administrative costs for the six months ended June 30, 2026 were $675 thousand above the six months ended June 30, 2025 as a result of increases in issuance costs together with legal and accounting fees associated with the equity transactions. During the six months ended June 30, 2025, the Company was receiving final billings related to a shareholder dispute which was settled during the fourth quarter of 2024 which reduced the impact of the additional fees incurred during the current year.

Interest expense was $599 thousand and $273 thousand for the six months ended June 30, 2026 and 2025, respectively. The increase in interest expense is due to additional debt. On November 18, 2025, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2.5 million in exchange for an unsecured promissory Note with an Original Issue Discount of $781 thousand. The Company will pay $3.3 million consisting of the principal amount of the Note, together with the original issue discount and $20 thousand of lender transaction fees, no later than November 18, 2027. The stated interest rate of the note is 10%.

Liquidity and Capital Resources

			Change
	6/30/2026	12/31/2025	$	%

Cash and cash equivalents	$9,900	$2,985	$6,915	231.7%
Marketable securities	64	62	2	3.2%
Highly liquid assets	$9,964	$3,047	$6,917	227.0%

	Six months ended June 30,		Change
	2026	2025	$	%
Cash used in operating activities	$(7,309)	$(3,892)	$(3,417)	87.8%
Cash (used in) provided by investing activities	(149)	1,652	(1,801)	-109.0%
Cash provided by financing activities	14,373	1,015	13,358	1316.1%

Net change in cash	$6,915	$(1,225)	$8,140	664.5%

Cash balances increased by $6.9 million or 231.7% during the six months ended June 30, 2026, primarily the result of ongoing financing initiatives. The Company raised $1.8 million from a grant of rights offering, $2.5 million from its ATM offering, and $5.7 million from warrant exercises, $1.6 million from the rights offering and $5.3 million from registered directs net of issuance costs during the quarter ended June 30, 2026.

Cash used by operating activities increased during the six months ended June 30, 2026 when compared to the six months ended June 30, 2025 primarily due to the utilization of cash for accounts payable and accrued expenses as well as administrative costs associated with equity transactions.

During the six months ended June 30, 2025, the Company utilized a portion of its investments to provide cash for operations. During the six months ended June 30, 2026, the Company utilized financing activities to provide the necessary operating funds which caused a $1.8 million difference in cash from investing activities when comparing the periods.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. As of June 30, 2026, we had $10.0 million in cash, cash equivalents and marketable investments, inclusive of $64 thousand in marketable securities, compared with $3.0 million as of December 31, 2025.

On September 6, 2024, an amendment to an agreement dated April 7, 2022, was executed by us and Amarex clarifying and changing the nature of the remaining execution fee of $725 thousand. The amendment allowed that the remainder would not be exclusive to the agreement dated on April 7, 2022, that the nature of the payment changed from an execution fee to a fully refundable deposit, and that it could be applied to any invoice upon mutual agreement of the parties, removed the threshold contingencies, and if such invoices were not sufficient to exhaust the balance, that the refund would be refunded in cash. Due to the changes brought about by the amendment, the nature of the payment changed to deposit status. At June 30, 2026, we had a remaining deposit of $128 thousand which may be used to offset future clinical research expenditures. This deposit is listed as a non-current asset on the balance sheet but could provide working capital if the timing of expenditures are realized within the next 12 months.

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

We entered into an amendment to a Promissory Note with our Lender on March 10, 2026. The maturity date for the Note was extended until June 30, 2026, and then further extended to June 30, 2027. Other than the maturity date extension, there were no other changes to the agreement.

On May 7, 2026, the Company entered into a warrant exercise inducement offer letter agreement with holders of (i) Class A and Class B common stock purchase warrants issued on May 31, 2024 (the “Existing May 2024 Warrants”), exercisable for up to an aggregate of 112,820 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) Class C and Class D Common Stock purchase warrants issued on September 30, 2024 (the “Existing September 2024 Warrants”) exercisable for up to an aggregate of 93,060 shares of Common Stock, and (iii) Class E and Class F Common Stock purchase warrants issued on July 31, 2025 (the “Existing July 2025 Warrants” and together with the Existing May 2024 Warrants and the Existing September 2024 Warrants, the “Existing Warrants”) exercisable for up to an aggregate of 8,514,048 shares of Common Stock. The Existing May 2024 Warrants had an exercise price of $36.30 per share, the Existing September 2024 Warrants had an exercise price of $28.00, and the Existing July 2025 Warrants had an exercise price of $1.439.

Pursuant to the Inducement Letter, the Holders agreed to exercise the Existing Warrants for cash at a reduced exercise price of $0.48 per share in consideration of the Company’s agreement to issue the Holders new warrants to purchase up to a number of shares of Common Stock equal to 200% of the number of shares of Common Stock issued pursuant to such Holder’s exercise of Existing Warrants, comprised of new Class H warrants to purchase up to 17,439,856 shares of Common Stock (the “Inducement Warrants” and the shares of Common Stock underlying the Inducement Warrants, the “Inducement Warrant Shares”) with an exercise term of 5 years from the initial exercise date. The initial exercise date of the Inducement Warrants is the Stockholder Approval Date, and the exercise price thereof is $0.60 per share.

On May 8, 2026, the Company completed the Inducement Transaction and received aggregate gross proceeds of approximately $3.6 million and issued the Inducement Warrants.

Ladenburg Thalmann & Co. Inc. acted as placement agent in connection with the Inducement Transaction and received a cash fee of approximately $286 thousand, equal to 8.0% of the aggregate gross proceeds, $50 thousand for expenses incurred in connection with the offering, and approximately $27 thousand, representing a management fee equal to 0.75% of the aggregate gross proceeds. The Company also issued to the Placement Agent warrants to purchase up to 6.0% of the aggregate number of shares of Common Stock issued upon exercise of the Existing Warrants pursuant to the Inducement Letter. The Placement Agent Warrants have substantially the same terms as the Inducement Warrants, except that the Placement Agent Warrants will be exercisable until the five-year anniversary of the date of issuance, will have an exercise price equal to 125% of the Reduced Exercise Price, and will include piggyback registration rights that are triggered if there is not an effective registration statement covering all of the Placement Agent Warrant Shares while the Placement Agent Warrants are outstanding.

On May 21, 2026, the Company issued and sold 7,519,351 shares of common stock, par value $0.001 per share, and, in a concurrent private placement, Class I warrants to purchase up to 15,038,702 shares of common stock to certain investors for aggregate gross proceeds of approximately $2.4 million.

On June 10, 2026, the Company issued and sold 2,554,119 shares of common stock and, in a concurrent private placement, 771,503 shares of common stock, pre-funded warrants to purchase up to 1,782,616 shares of common stock, and Class J warrants to purchase up to 10,216,476 shares of common stock to certain investors for aggregate gross proceeds of approximately $2.6 million

As a research and development company, we are conducting research necessary to bring our product, Ampligen, to market. As such, we primarily rely on financing activities to provide the necessary funding to meet our obligations as they become due. AIM has a long and demonstrated history of success in these efforts, however, there is no assurance that we will be successful in attaining the necessary funding in the future.

Compliance with NYSE American

On December 11, 2024, we received an official notice of noncompliance with the NYSE American’s continued listing requirements specifically relating to a required stockholders’ equity of $6 million or more. The NYSE American’s review showed that we were not in compliance with that requirement. We submitted a plan (the “Plan”) to the NYSE American detailing actions we would take to regain compliance by June 11, 2026. The NYSE American accepted our Plan on February 26, 2025. If we had been unable to regain compliance by June 11, 2026, our common stock was subject to delisting from the NYSE American. As of June 30, 2026, our stockholders’ equity was $7.7 million.

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

On January 20, 2026, the Company distributed a stock dividend of one share of our common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026, as well as one share of common stock for every 1,000 outstanding options or 1,000 warrants that has a right to receive stock dividends. The distribution was effected on January 20, 2026. This resulted in a reset of the terms of our Class E and Class F Warrants. Per the reset, the exercise price of these warrants dropped to $1.439, additional warrants were issued and a provision in these warrants that resulted in the classification of these warrants as a liability rather than equity was nullified. This resulted in a $8.7 million increase in stockholders’ equity.

On May 7, 2026, the Company entered into a warrant exercise inducement offer letter agreement with certain holders of existing warrants, pursuant to which the holders agreed to exercise their warrants in cash at a reduced exercise price for aggregate gross proceeds of approximately $3.6 million in consideration of the Company’s agreement to issue new warrants upon such exercise.

On May 21, 2026, the Company issued and sold 7,519,351 shares of common stock, par value $0.001 per share, and, in a concurrent private placement, Class I warrants to purchase up to 15,038,702 shares of common stock to certain investors for aggregate gross proceeds of approximately $2.4 million.

On June 10, 2026, the Company issued and sold 2,554,119 shares of common stock and, in a concurrent private placement, 771,503 shares of common stock, pre-funded warrants to purchase up to 1,782,616 shares of common stock, and Class J warrants to purchase up to 10,216,476 shares of common stock to certain investors for aggregate gross proceeds of approximately $2.6 million. Following the closing of these transactions, the Company believed it currently had stockholders’ equity in excess of the $6.0 million minimum requirement.

The NYSE American formally notified the Company on June 12, 2026, confirming that the Company had successfully addressed and resolved all deficiencies related to Sections 1003(a)(i), (ii), and (iii) of the NYSE American Company Guide. As a result, the “below compliance” (“.BC”) indicator was removed from the Company’s trading symbol for its common stock, and the Company was removed from NYSE American’s list of noncompliant issuers on its website. The Company will remain subject to NYSE American’s continued listing monitoring procedures and remains committed to maintaining strong financial discipline and governance going forward.

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

AIM is actively working to explore the potential of Ampligen as an antiviral. We believe that Ampligen’s ability to activate antiviral immune system pathways could make the drug an effective broad-spectrum therapeutic tool against current viruses - such as SARS-CoV-2 - and future viruses that may emerge either as variants, or as entirely new challenges.

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

Material Cash Requirements

Over the next 12 months, we anticipate that our primary cash requirements will include funding ongoing clinical trials for pancreatic cancer, general and administrative expenses, and debt service obligations. As of June 30, 2026, we had approximately $10.0 million in cash, cash equivalents, and marketable securities. We estimate that our short-term (annual) working capital requirements currently range between $7.2 million and $10.8 million depending on the progress of clinical trials and financing sources.

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

As of June 30, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303(b) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Possible Sources of Funding

Equity Distribution Agreement

The Company plans to enter into a new Equity Distribution Agreement in August 2026.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4: Controls and Procedures

Our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that the disclosure controls and procedures were effective as of June 30, 2026, to ensure that material information was accumulated and communicated to our management, including our CEO and CFO, is appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

During the six months ended June 30, 2026, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

Please see Part 1; Item 3 “Legal Proceeding” in our annual report in Form 10K for the fiscal year ended December 31, 2025, filed with the SEC on March 27, 2026.

ITEM 1A: Risk Factors

Please carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 27, 2026, which could materially affect our business, financial condition, or future results. The risks described in the above reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and operating results. Please also see “Special Note Regarding Forward-Looking Statements” above. In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, stockholders should carefully consider the following updates to our risk factors:

We have issued a significant number of shares and warrants, which may result in substantial dilution to existing stockholders.

During the six months ended June 30, 2026, we completed multiple equity transactions, including a rights offering, inducement transactions, and registered direct offerings, which raised aggregate gross proceeds of approximately $10.4 million. These transactions resulted in the issuance of a substantial number of shares of common stock, preferred stock, and warrants. As of June 30, 2026, we had approximately 48.5 million warrants outstanding with various exercise prices. If all outstanding warrants are exercised, existing stockholders would experience significant dilution. Additionally, the exercise of these warrants or the sale of shares issuable upon exercise could depress the market price of our common stock. We may need to raise additional capital in the future, which could result in further dilution to stockholders.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

Director and Executive Officer Trading

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

ITEM 6: Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation as Amended and Restated through June 10, 2025 (incorporated by reference to Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2025).

3.2	Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.7(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2025).

3.3	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

3.4	Amendment to the Company’s Amended and Restated By-Laws dated June 9, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on June 10, 2026).

10.1	Amendment to Equity Distribution Agreement with Maxim Group, LLC dated April 10, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2026).

10.2	Amendment #2 to Promissory Note with Streeterville Capital, LLC dated May 18, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on May 19, 2026).

10.3	Placement Agency Agreement with Ladenburg Thalman & Co, Inc dated May 20, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on May 21, 2026).

10.4	Security Purchase Agreement with Institution Investors dated June 9, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on June 11, 2026).

10.5	Placement Agency Agreement with Ladenburg Thalmann dated June 9, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on June 11, 2026).

10.6	Amendment to the Company’s Amended and Restated By-Laws dated June 9, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on June 10, 2026).

10.7	Mutual Termination of Controlled Equity Distribution Agreement dated April 1, 2025 effective August 15,2026 signed July 31, 2026 with Maxim Group, LLC*#

10.8	Proposal to GMP Manufacture Poly I and Poly C12U with Sterling Pharma Solutions dated July 31, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on August 6, 2026).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. **

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) are the type that the Company treats as private or confidential. The Company hereby agrees to furnish a copy of any redacted portion to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: August 7, 2026

