Form 10-Q
period 2026-09-30
AIM ImmunoTech Inc.
filed 2026-11-12
CIK 946644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

39,919,844 shares of common stock were outstanding as of November 11, 2026.

PART I- FINANCIAL INFORMATION

ITEM 1: Financial Statements

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

(Unaudited September 30, 2026 and Audited December 31, 2025)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,887	$2,985
Marketable securities	61	62
Other receivables	—	7
Prepaid expenses and other current assets	388	241
Total current assets	7,336	3,295
Property and equipment, net	49	71
Right of use asset, net	199	378
Patent and trademark rights, net	1,760	1,661
Other assets	407	377
Total assets	$9,751	$5,782
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$443	$1,630
Accrued expenses	561	795
Current portion of operating lease liability	232	250
Current portion of note payable, net	1,436	3,549
Total current liabilities	2,672	6,224
Long-term liabilities:
Operating lease liability	3	170
Long-term note payable	—	927
Warrant liability	—	8,244
Total liabilities	2,675	15,565
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Series A Junior Participating Preferred Stock, $0.001 par value, 4,000,000 and 250,000 shares authorized as of September 30, 2026, and December 31, 2025, respectively; issued and outstanding – none	—	—
Series B Convertible Preferred Stock, stated value $1,000 per share, 10,000 shares authorized; as of September 30, 2026, and December 31, 2025, respectively; issued and outstanding – none	—	—
Series G Convertible Preferred Stock, par value $0.01 per share, with a stated value $1,000 per share, 12,000 shares authorized: 521 and 0 issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	—	—
Common Stock, $0.001 par value, authorized shares - 350,000,000; issued and outstanding shares 39,894,844 and 3,069,875 as of September 30, 2026 and December 31, 2025, respectively	40	3
Additional paid-in capital	457,776	431,000
Accumulated deficit	(450,740)	(440,786)
Total stockholders’ equity (deficit)	7,076	(9,783)
Total liabilities and stockholders’ equity	$9,751	$5,782

See accompanying notes to condensed consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Clinical treatment programs - US	$22	$26	$70	$67
Total Revenues	22	26	70	67
Costs and Expenses:
Production costs	7	68	16	88
Research and development	846	607	1,917	2,861
General and administrative	2,126	1,798	6,833	5,830
Total Costs and Expenses	2,979	2,473	8,766	8,779
Operating loss	(2,957)	(2,447)	(8,696)	(8,712)
Gain (Loss) on investments	(1)	(1)	(3)	17
Interest and other income	74	3,052	103	3,073
Interest expense and other finance costs	(259)	(581)	(858)	(854)
Loss on issuance of warrants	—	(3,977)	(32)	(3,977)
Change in fair value of warrants	—	670	(468)	670

Net Loss	$(3,143)	$(3,284)	$(9,954)	$(9,783)
Basic and diluted loss per share	$(0.21)	$(1.57)	$(0.75)	$(8.18)
Weighted average shares outstanding basic and diluted	32,494,253	2,093,446	18,136,637	1,195,439

See accompanying notes to condensed consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2026 and 2025

(in thousands except share data)

(Unaudited)

	Series G Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance December 31, 2025	—	3,069,875	$3	$431,000	$(440,786)	$(9,783)
Shares issued for:
Common stock issuance, net of costs	—	2,032,815	2	1,999	—	2,001
Rights Offering	1,842	—	—	1,662	—	1,662
Conversion of Series G Preferred Stock to Common Stock	(1,164)	1,164,000	1	(1)	—	—
Warrant Exercise	—	1,593,008	2	2,154	—	2,156
Reclass of Warrants E & F	—	—	—	8,712	—	8,712
Repayment of debt with shares	—	364,084	—	400	—	400
Net comprehensive loss	—	—	—	—	(3,023)	(3,023)
Balance March 31, 2026	678	8,223,782	$8	$445,926	$(443,809)	$2,125
Shares issued for:
Common stock issuance, net of costs	—	1,019,570	1	536	—	537
Conversion of Series G Preferred Stock to Common Stock	(149)	149,000	—	—	—	—
Warrant Exercise	—	7,451,920	8	3,569	—	3,577
Registered Direct Offering	—	12,145,801	12	5,082	—	5,094
Issuance Costs	—	—	—	199	—	199
Net comprehensive loss	—	—	—	—	(3,788)	(3,788)
Balance June 30, 2026	529	28,990,073	$29	$455,312	$(447,597)	$7,744
Shares issued for:
Conversion of Series G Preferred Stock to Common Stock	(8)	8,000	—	—	—	—
Warrant Exercise	—	481,788	1	—	—	1
Repayment of debt with shares	—	10,414,983	10	2,464	—	2,474
Net comprehensive loss	—	—	—	—	(3,143)	(3,143)
Balance September 30, 2026	521	39,894,844	$40	$457,776	$(450,740)	$7,076

	Series G Preferred Shares	Common Stock Shares	Common Stock .001 Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance December 31, 2024	—	655,263	$1	$425,505	$(426,828)	$(1,322)
Shares issued for:
Common stock issuance, net of costs	—	42,854	—	660	—	660
Equity-based compensation	—	4,242	—	60	—	60
Repayment of Debt with Shares	—	20,541	—	450	—	450
Net comprehensive loss	—	—	—	—	(3,705)	(3,705)
Balance March 31, 2025	—	722,900	$1	$426,675	$(430,533)	$(3,857)
Common stock issuance, net of costs	—	41,339	—	105	—	105
Adjustment for fractional shares	—	(51)	—	—	—	—
Net comprehensive loss	—	—	—	—	(2,794)	(2,794)
Balance June 30, 2025	—	764,188	$1	$426,780	$(433,327)	$(6,546)
Common stock and warrant issuance, net of costs	—	2,000,000	2	3,751	—	3,753
Net comprehensive loss	—	—	—	—	(3,284)	(3,284)
Balance September 30, 2025	—	2,764,188	$3	$430,531	$(436,611)	$(6,077)

See accompanying notes to condensed consolidated financial statements.

AIM IMMUNOTECH INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(in thousands)

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(9,954)	$(9,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	852	559
Abandonment and expiration of patents and trademark rights	23	697
Equity-based compensation	—	60
Loss (gain) on marketable securities	3	(17)
Change in fair value of warrants	468	(670)
Loss on issuance of warrants	32	3,977
Non-cash gain on settlement of liability	—	(3,041)
Change in assets and liabilities:
Prepaid expenses and other assets	(177)	783
Lease liability	(185)	(134)
Accounts payable and Accrued Expenses	(1,309)	(1,402)
Other receivables	7	—
Net cash used in operating activities	(10,240)	(8,971)
Cash flows from investing activities:
Proceeds from sale of marketable securities	4	2,322
Purchase of marketable securities	(6)	(91)
Purchase of patent and trademark rights	(230)	(283)
Net cash (used in) provided by investing activities	(232)	1,948
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	7,314
Proceeds from sale of stock, net of issuance costs	2,538	367
Proceeds from note payable, net of issuance costs	—	250
Proceeds from warrant exercise	5,734	—
Repayment of debt obligation	(821)	(660)
Proceeds from equity line of credit	—	398
Proceeds from Registered Direct Offerings and Rights Offering	6,923	—
Net cash provided by financing activities	14,374	7,669
Net increase in cash and cash equivalents	3,902	646
Cash and cash equivalents at beginning of period	2,985	1,701
Cash and cash equivalents at end of period	$6,887	$2,347
Supplemental disclosures of non-cash investing and financing cash flow information:
Unrealized (loss) gain on marketable securities	$(3)	$73
Repayment of debt obligation with shares	$2,874	$450
Conversion of Series G preferred	$1,321	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$232	$336

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

Ampligen is a wide-spectrum therapeutic that has shown positive safety and efficacy in clinical trials for several different solid tumor types. Based specifically on clinical success as to safety and efficacy in our pancreatic cancer Early Access Program and an ongoing Phase 2 trial, AIM has made the business decision to focus its efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, as we believe that this path will potentially lead to the most lucrative outcome. Pancreatic cancer is expected to kill an estimated 100,000 people in the American and European Union markets — and more than 450,000 people worldwide in 2026. We believe we are well positioned to serve this market with our intellectual property program which includes broad-combination therapy patents in the United States, Japan and Europe, as well as market exclusivity provided by orphan drug designations in the United States and the European Union.

Oncology is an area of biotech which can generate multibillion-dollar mergers and acquisitions – large-market Phase 3 oncology clinical trials with positive data are a desirable focus for acquisition. AIM strongly believes that such a Phase 3 study will be possible following the ongoing Phase 2 clinical study evaluating Ampligen in combination with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi (durvalumab) in the treatment of metastatic pancreatic cancer patients with stable disease post-FOLFIRINOX standard of care (the “DURIPANC” study). DURIPANC is a Phase 1 / 2 investigator-initiated, exploratory, open-label, single-center study. The primary objective of the study is to determine the clinical benefit rate of the combination therapy. The secondary/exploratory objectives include assessing overall survival and progression-free survival; exploring immune-monitoring using available tissue biopsies and peripheral immune profiling; and assessing quality of life. According to the Erasmus MC Cancer Institute, the promising progression-free survival and overall survival seen in Phase 1 of the study – which we believe supported advancement to the ongoing Phase 2 portion of the study – continue to be seen. As of September 30, 2026, all subjects have been enrolled in the study and have completed Ampligen treatment, while durvalumab treatment continues. AIM anticipates topline results in the first quarter of 2027, followed by the analysis of overall survival in the third quarter of 2027. According to Erasmus MC, there has been no significant toxicity – an encouraging safety profile for a post-chemo setting – and Ampligen subjects are consistently reporting “high quality of life” during treatment.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates, and those differences may be material. Accounts requiring the use of significant estimates include determination of other-than-temporary impairment on securities, valuation of deferred taxes, patent and trademark valuations, equity-based compensation calculations, fair value of warrants, and contingency accruals.

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

Pursuant to the requirements of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued. This evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within the control of the Company as of the date the financial statements are issued. When substantial doubt about the Company’s ability to continue as a going concern exists, management evaluates whether the mitigating effect of its plans sufficiently alleviates the substantial doubt. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company’s principal source of liquidity is its cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. The Company has incurred losses from operations and operating cash outflows exceeded cash inflows from operating activities for the nine months ended September 30, 2026. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements. Management evaluated the conditions, and the significance of these conditions related to the Company’s ability to meet its obligations. If the Company is unable to implement sufficient mitigation efforts, the Company may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

On December 11, 2024, the Company received an official notice of noncompliance with the NYSE American’s continued listing requirements. This included the need for the Company to have stockholders’ equity of $6 million or more. The NYSE American’s review showed that the Company was not in compliance with that requirement. In addition, the price of the Company’s stock dropped below $0.10 and on April 4, 2025, the Company received a delisting letter from the NYSE American and trading in its common stock on the NYSE American was suspended.

On April 30, 2025, the Company held a special meeting of stockholders and authorized the Company’s Board of Directors to effect a reverse split at its discretion on a basis of up to one for 100 outstanding shares of Common Stock. On May 29, 2025, the Board authorized the reverse split and on June 10, 2025, the Company filed an amendment to its Certificate of Incorporation effecting a reverse split of its outstanding shares of Common Stock on a one for 100 basis (the “Reverse Split”). Stockholders were given cash in lieu of any fractional shares on a post-split basis.

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

On January 13, 2026, the Company distributed a stock dividend of one share of our common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026, as well as one share of common stock for every 1,000 outstanding options or 1,000 warrants that has a right to receive stock dividends. The distribution was affected on January 20, 2026. This resulted in a reset of the terms of our Class E and Class F Warrants. Per the reset, the exercise price of these warrants dropped to $1.439, additional warrants were issued and a provision in these warrants that resulted in the classification of these warrants as a liability rather than equity was nullified. This resulted in an $8.7 million increase in stockholders’ equity.

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

On June 10, 2026, the Company issued and sold 2,554,119 shares of common stock and, in a concurrent private placement, 771,503 shares of common stock, pre-funded warrants to purchase up to 1,782,616 shares of common stock, and Class J warrants to purchase up to 10,216,476 shares of common stock to certain investors for aggregate gross proceeds of approximately $2.6 million. Following the closing of these transactions, the Company satisfied the NYSE American $6.0 million stockholders’ equity requirement.

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

Note 2: Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations. ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” is applicable to AIM beginning for the quarter ending March 31, 2027 and will require additional disclosures for certain income statement line items. The Company is still evaluating the impact of this update. At this time, accounting pronouncements issued by the FASB since filing the Annual Report on Form 10-K for the year ended December 31, 2025 did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3: Cash and Cash Equivalents

Cash includes bank deposits maintained at several financial institutions. The Company considers highly liquid instruments with an original maturity of three months or less to be cash equivalents. As of September 30, 2026 and at other various times throughout the nine months ended September 30, 2026, some accounts held at financial institutions were in excess of the federally insured limit of $250 thousand. The Company has not experienced any losses on these accounts and believes credit risk to be minimal.

Note 4: Marketable Securities

Marketable securities consist of mutual funds. At September 30, 2026 and December 31, 2025, it was determined that none of the marketable securities had an other-than-temporary impairment. At September 30, 2026 and December 31, 2025, all securities were measured as Level 1 instruments of the fair value measurements standard (See Note 16: Fair Value). At September 30, 2026, and December 31, 2025 the Company held $61 thousand and $62 thousand, respectively, in mutual funds.

Mutual Funds classified as available for sale consisted of $61 thousand at September 30, 2026. The net loss for the three-month period ended September 30, 2026 on equity securities was ($3) thousand. There was no realized gain or loss for the three-month period ended September 30, 2026 on equity securities sold during the period.

The unrealized loss for the three-month period ended September 30, 2026 on equity securities still held was ($3) thousand. The net loss for the nine-month period ended September 30, 2026, on equity securities was ($3) thousand. There was no realized gain or loss for the nine-month period ended September 30, 2026, on equity securities sold during the period.

Mutual Funds classified as available for sale consisted of $62 thousand at September 30, 2025. The net loss for the three-month period ended September 30, 2025 on equity securities was ($1) thousand. The realized gain for the three-month period ended September 30, 2025 on equity securities sold during the period was $11 thousand.

The unrealized loss for the three-month period ended September 30, 2025 on equity securities still held was ($12) thousand. The net gain for the nine-month period ended September 30, 2025, on equity securities was $17 thousand. The realized loss for the nine-month period ended September 30, 2025, on equity securities sold during the period was ($56) thousand. The unrealized gain for the nine-month period ended September 30, 2025, on equity securities still held was $73 thousand.

Note 5: Property and Equipment, Net

	(in thousands)
	September 30, 2026	December 31, 2025
Furniture, fixtures, and equipment	$1,466	$1,466
Less: accumulated depreciation	(1,417)	(1,395)
Property and equipment, net	$49	$71

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from three to ten years. Depreciation expense for the nine months ended September 30, 2026 and 2025 was $22 thousand and $28 thousand, respectively.

Note 6: Patents and Trademark Rights, Net

Patent and trademark rights consist of the following (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Patents	$2,323	$(617)	$1,706	$2,150	$(551)	$1,599
Trademarks	182	(128)	54	182	(120)	62
Net amortizable patents and trademarks rights	$2,505	$(745)	$1,760	$2,332	$(671)	$1,661

Patent and trademark rights acquisitions, abandonments and amortization (in thousands):

December 31, 2025	$1,661
Acquisitions	230
Abandonments	(23)
Amortization	(108)
September 30, 2026	$1,760

Patents and trademarks are stated at cost (primarily legal fees) and are amortized using the straight-line method over an estimated useful life of 17 years for patents and 10 years for trademarks. The weighted remaining average amortization period is 12 years for patents and 3 years for trademarks, respectively. The Company expenses annuity costs related to its trademarks and patents.

Amortization of patents and trademarks for each of the next five years and thereafter is as follows (in thousands):

Year Ending December 31,
2026	$48
2027	170
2028	162
2029	156
2030	146
Thereafter	1,078
Total	$1,760

Note 7: Accrued Expenses

Accrued expenses consist of the following: (in thousands)

	September 30, 2026	December 31, 2025
Compensation	$—	$218
Professional fees	414	303
Clinical trial expenses	13	20
Interest	4	64
Other expenses	130	190
	$561	$795

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

The agreement allowed the Lender to redeem up to $250 thousand per calendar month beginning in August 2024, upon providing written notice to Borrower. The Note further contained triggering events which could be remedied by the Lender requiring the Borrower to correct the triggering event, increasing the outstanding balance by applying the triggering effect, or making the Note immediately due and payable.

During the year ended December 31, 2025, the Company entered into a total of four exchange agreements and, for each, a corresponding partitioned promissory note with Streeterville Capital, LLC related to that certain Promissory Note dated February 16, 2024. Pursuant to the Exchange Agreements and Partitioned Promissory Notes, the Company and the Lender converted approximately $700 thousand of the Promissory Note into 2,203,897 shares of the Company’s common stock, at an average conversion price of approximately $0.94 per share.

An amendment to the Promissory Note was executed with the lender on March 10, 2026. Pursuant to the amendment the maturity date of the Note was extended until June 30, 2026. Other than the maturity date extension, there were no other changes to the agreement.

On May 18, 2026, the Company and the Lender entered into Amendment #2, which amended the Note and further extended the maturity date of the Note until June 30, 2027. Pursuant to the Amendment, the Company agreed to pay the Lender an extension fee in the amount of $10 thousand. The Extension Fee was added to the outstanding balance of the Note. The Amendment also contained customary representations and warranties of the Company, as well as a representation and warranty of the Company that, as of the date of the Amendment, the outstanding balance of the Note, following the application of the Extension Fee, was approximately $1.7 million.

During the nine months ended September 30, 2026, the Company entered into a total of ten exchange agreements and, for each, a corresponding partitioned promissory note with Streeterville Capital, LLC related to that certain Promissory Note dated February 16, 2024. Pursuant to the Exchange Agreements and Partitioned Promissory Notes, the Company and the Lender converted approximately $1.9 million of obligations arising from the Promissory Note into 6,392,202 shares of the Company’s common stock, at an average conversion price of approximately $0.29 per share. Consequently, as of September 3, 2026, the Promissory Note was satisfied in full and there are no longer any amounts owing under the Promissory Note.

The Company’s stockholders previously approved the conversion or other satisfaction of the Promissory Note, pursuant to NYSE American Company Guide Sections 713(a) and 713(b), at a special meeting of stockholders held on July 15, 2026.

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

From September 3, 2026 through September 22, 2026, the Company entered into a total of five exchange agreements and, for each, a corresponding partitioned promissory note with Streeterville Capital, LLC related to that certain Promissory Note dated November 18, 2025. Pursuant to the Exchange Agreements and Partitioned Promissory Notes, the Company and the Lender converted approximately $1 million of the Promissory Note into 4,386,865 shares of the Company’s common stock, at an average conversion price of approximately $0.23 per share.

The Company’s stockholders previously approved the conversion or other satisfaction of the Promissory Note, pursuant to NYSE American Company Guide Sections 713(a) and 713(b), at a special meeting of stockholders held on July 15, 2026.

Maturities and charges associated with these notes are summarized below:

Debt schedule at September 30, 2026 (in thousands):

	Note 1	Note 2	Note 3	Total
Long-term debt	$—	$—	$1,706	$1,706
Unamortized Original issue discount	—	—	(259)	(259)
Unamortized Financing fees	—	—	(11)	(11)
	—	—	1,436	1,436
Less current portion of long-term debt, net	—	—	(1,436)	(1,436)
Long-term debt, net	$—	$—	$—	$—

Future maturities for long-term debt as of September 30, 2026, were as follows (in thousands):

Fiscal years ending December 31:	Note 1	Note 2	Note 3	Total
2026	$—	$—	$500	$500
2027	—	—	936	936
Total	$—	$—	$1,436	$1,436

Current portion of debt discount	$—	$—	$259	$259
Current portion of origination costs	$—	$—	$11	$11

Debt schedule at December 31, 2025 (in thousands):

	Note 1	Note 2	Note 3	Total
Long-term debt	$1,984	$—	$3,301	$5,285
Unamortized Original issue discount	(49)	—	(740)	(789)
Unamortized Financing fees	(1)	—	(19)	(20)
	1,934	—	2,542	4,476
Less current portion of long-term debt, net	$(1,934)	$—	$(1,615)	$(3,549)
Long-term debt, net	$—	$—	$927	$927

Future maturities for long-term debt as of December 31, 2025 were as follows (in thousands):

Fiscal years ending December 31:	Note 1	Note 2	Note 3	Total
2025	$1,934	$—	$1,615	$3,549
2026	—	—	927	927
Total	$1,934	$—	$2,542	$4,476

Current portion of debt discount	$49	$—	$374	$423
Current portion of origination costs	$1	$—	$10	$11

Interest and other charges related to the Streeterville notes were as follows (in thousands):

Three months ended September 30, 2026	Note 1	Note 2	Note 3	Total
Interest	$24	$—	$62	$86
Original issue discount amortization	—	—	173	173
Total interest charges	$24	$—	$235	$259

Loan fee amortization	$8	$—	$3	$11

Nine months ended September 30, 2026	Note 1	Note 2	Note 3	Total
Interest	$108	$—	$222	$330
Original issue discount amortization	49	—	481	530
Total interest charges	$157	$—	$703	$860

Loan fee amortization	$11	$—	$8	$19

Three months ended September 30, 2025	Note 1	Note 2	Note 3	Total
Interest	$62	$—	$—	$62
Original issue discount amortization	61	—	25	86
Total interest charges	$123	$—	$25	$148

Loan fee amortization	$3	$—	$—	$3

Nine months ended September 30, 2025	Note 1	Note 2	Note 3	Total
Interest	$186	$—	$25	$211
Original issue discount amortization	185	—	25	210
Total interest charges	$371	$—	$50	$421

Loan fee amortization	$8	$—	$—	$8

Note 9: Leases

The Company leases office and lab facilities and other equipment under non-cancellable operating leases with initial terms typically ranging from 1 to 5 years, expiring at various dates during 2027 through 2028, and requiring monthly payments ranging from less than $1 thousand to $17 thousand. Certain leases include additional renewal options ranging from 1 to 5 years. AIM has classified all of its leases as operating leases.

At September 30, 2026 and December 31, 2025, the balance of the right of use assets was $199 thousand and $378 thousand, respectively, and the corresponding operating lease liability balance was $235 thousand and $420 thousand, respectively. Right of use assets are recorded net of accumulated amortization of $739 thousand and $560 thousand as of September 30, 2026 and December 31, 2025, respectively.

AIM recognized rent expense associated with these leases are follows:

	Nine months ended September 30,
(in thousands)	2026	2025
Lease costs:
Operating lease costs	$205	$223
Short-term and variable lease costs	194	218
Total lease costs	$399	$441
Classification of lease costs
Research & development	$288	$310
General and administrative	111	131
Total lease costs	$399	$441

The Company’s leases have remaining lease terms between 10 and 19 months. As of September 30, 2026, the weighted-average remaining term was 12 months. At December 31, 2025, the weighted-average remaining term was 20 months. The Company’s weighted average incremental borrowing rate for its leases was 10% at September 30, 2026 and December 31, 2025.

Future minimum payments as of September 30, 2026, are as follows:

Year Ending December 31, (in thousands)

2026	$67
2027	184
2028	8
Less imputed interest	(24)
Total	$235

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

The Company’s research and development expenses were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025

Clinical studies	$269	$309	$930	$1,636
Manufacturing & Engineering	376	57	353	381
Quality control	182	221	577	685
Regulatory	19	20	57	159
Totals	$846	$607	$1,917	$2,861

The following summarizes the most substantial of our contracts relating to research, consulting, and supply costs for AIM as they related to research and development costs for the three months and nine months ended September 30, 2026.

Amarex Clinical Research LLC

Amarex is the principal administrator of AIM’s largest clinical studies. AIM has multiple contracts with Amarex Clinical Research LLC (“Amarex”). During the nine months ended September 30, 2026 and 2025, the Company incurred approximately $197 thousand and $207 thousand, respectively, related to these ongoing agreements:

●	Pancreatic Cancer - In April 2022, AIM executed a work order with Amarex pursuant to which Amarex is managing a Phase 2 clinical trial in locally advanced pancreatic cancer patients designated AMP-270. Per the work order, AIM anticipates that Amarex’s management of the study will cost approximately $8.4 million. This estimate includes pass-through costs of approximately $1 million and excludes certain third-party and investigator costs and escalations necessary for study completion. AIM anticipates that the study will take approximately 4.6 years to complete.

●	Post-COVID Conditions - In 2022 and 2023, AIM executed work orders with Amarex, pursuant to which Amarex managed a Phase 2 trial in patients with Post-COVID Conditions. AIM sponsored the study. The total value of the work orders was approximately $6.6 million. The final subject completed the clinical trial in 2023. The end of study close-out tasks finished in 2025.

Costs incurred pursuant to the Amarex agreements were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Pancreatic Cancer	$79	$3	$197	$199
Post Covid Conditions	—	—	—	8
Totals	$79	$3	$197	$207

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

Costs incurred pursuant to the Sterling Pharma agreements were as follows (in thousands):

Three months ended September 30,		Nine months ended September 30,
September 30, 2026	2025	2026	2025
$563	$—	$586	$—

Azenova Sales International

In October 2023, the Company entered into a consulting agreement with Azenova, LLC where Azenova will provide business development services for AIM’s Ampligen product for solid tumors for a 12-month term that is extendable upon the agreement of the parties. In exchange for its services, Azenova received a monthly retainer of $30 thousand in addition to 3,600 stock options that vest monthly. The monthly retainer was reduced to $10 thousand in August 2024 and subsequently amended to payments based on hourly billing only. The agreement will end on April 30, 2028, but may be extended upon written agreement of the parties.

Costs incurred pursuant to the Azenova agreements were as follows (in thousands):

Three months ended September 30,		Nine months ended September 30,
2026	2025	2026	2025
$—	$—	$2	$—

Alcami

In September 2023, the Company entered into an agreement with Alcami Corporation to perform an extractables study for a primary packaging component. The agreement called for fixed costs of $30 thousand upon completion of the study and issue of the final report, along with solvent costs, and pass through items to be billed on a per activity basis. The study is now finalized.

Costs incurred pursuant to the Alcami agreements were as follows (in thousands):

Three months ended September 30,		Nine months ended September 30,
2026	2025	2026	2025
$13	$(5)	$21	$10

Note 11: 401(k) Plan

AIM has a defined contribution plan - the AIM ImmunoTech Employees 401(k) Plan and Trust Agreement (the “401(k) Plan”). AIM’s full-time employees are eligible to participate in the 401(k) Plan following 61 days of employment. Subject to certain limitations imposed by federal tax laws, participants are eligible to contribute up to 15% of their salary (including bonuses and/or commissions) per annum. Participants’ contributions to the 401(k) Plan may be matched by us at a rate determined annually by the Board of Directors.

Each participant immediately vests in his or her deferred salary contributions as well as the Company’s safe harbor contributions. A 6% safe harbor matching contribution by us was reinstated effective January 1, 2021. For the three months ended September 30, 2026 and September 30, 2025 the Company made $30 thousand and $32 thousand in contributions, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company made $77 thousand and $87 thousand in contributions, respectively.

Note 12: Equity-Based Compensation

The 2018 Equity Incentive Plan, effective September 12, 2018, as amended and restated on August 19, 2019 (the “2018 Equity Incentive Plan”) authorizes the grant of (i) Incentive Stock Options, (ii) Nonstatutory Stock Options, (iii) Stock Appreciation Rights, (iv) Restricted Stock Awards, (v) Restricted Stock Unit Awards, (vi) Performance Stock Awards, (vii) Performance Cash Awards, and (viii) Other Stock Awards. After the 100:1 reverse stock split which was effective on June 12, 2025, a maximum of 8,980 shares of common stock were reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan. The number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan is subject to an annual increase on July 1 of each calendar year, by an amount equal to two percent (2%) of the then outstanding shares of the Company’s common stock (the “2018 Plan Evergreen Provision”). On July 1, 2025, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Equity Incentive Plan increased by an additional 15,283 shares. On July 1, 2026, the number of shares of the Company’s common stock available for grant and issuance under the 2018 Plan increased by 580,661 shares. Unless sooner terminated, the 2018 Equity Incentive Plan will continue in effect for a period of 10 years from its effective date. As a result of the 2018 Plan Evergreen Provisions, a maximum of 604,924 shares of common stock is reserved for potential issuance pursuant to awards under the 2018 Equity Incentive Plan as of September 30, 2026. During the nine months ended September 30, 2026, and 2025, there were no options granted.

As part of the Company’s cash conservation strategy, the Company issued common stock as a substitute for cash salaries to certain executives and directors. For the three and nine months ended September 30, 2026, there was no stock issued as compensation. For the three and nine months ended September 30, 2025, stock issued as compensation totaled $0 and $60 thousand, respectively, and is recognized in an increase in general and administrative expenses.

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

Stock options activity during the three months ended September 30, 2026, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2026	21,901	$209.18	5.13	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding September 30, 2026	21,901	$209.18	5.13	$—
Vested and expected to vest September 30, 2026	21,901	$209.18	5.13	$—
Exercisable September 30, 2026	21,901	$209.18	5.13	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding June 30, 2026	6,717	$178.35	4.96	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding September 30, 2026	6,717	$178.35	4.96	$—
Vested and expected to vest September 30, 2026	6,717	$178.35	4.96	$—
Exercisable September 30, 2026	6,717	$178.35	4.96	$—

Stock options activity during the nine months ended September 30, 2026, was as follows:

Stock option activity for employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2026	21,911	$212.34	5.88	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(10)	7,128	—	—
Outstanding September 30, 2026	21,901	$209.18	5.13	$—
Vested and expected to vest September 30, 2026	21,901	$209.18	5.13	$—
Exercisable September 30, 2026	21,901	$209.18	5.13	$—

Stock option activity for non-employees:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2026	6,721	$182.33	5.81	$—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(4)	6,864	—	—
Outstanding September 30, 2026	6,717	$178.35	4.96	$—
Vested and expected to vest September 30, 2026	6,717	$178.35	4.96	$—
Exercisable September 30, 2026	6,717	$178.35	4.96	$—

There was no unvested stock option activity for employees and non-employees.

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

On December 30, 2025, the Company declared a stock dividend of one share of common stock for every 1,000 shares of outstanding common stock as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (“Alternate Securities”). On January 13, 2026, the Company distributed a dividend of one share of its common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026, as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (the “Dividend”). The issuance of the Dividend was a Share Combination Event under Section 3(g) of the Class E & F Common Stock Purchase Warrants. As a result, the number of outstanding warrants of Class E & F Common Stock Purchase Warrants both increased to 5,561,125 and the exercise price was reduced to $1.439 per share of common stock. Due to the Share Combination Event trigger of the Class E & F Common Stock Purchase Warrants, the warrants were reevaluated, resulting in the reclassification of the warrants from liability to equity. The Company recognized a loss on the fair market valuation of the warrants of $468 thousand in the statements of operations for the nine months ended September 30, 2026, and reclassified the Class E & F Common Stock Purchase Warrants from liability to equity in the amount of $8.7 million reflected in the Balance Sheet at September 30, 2026.

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

Ladenburg Thalmann & Co. Inc. acted as placement agent in connection with the Inducement Transaction and received a cash fee of approximately $286 thousand, equal to 8.0% of the aggregate gross proceeds, $50 thousand for expenses incurred in connection with the offering, and approximately $27 thousand, representing a management fee equal to 0.75% of the aggregate gross proceeds. The Company also issued Placement Agent warrants to purchase up to 6.0% of the aggregate number of shares of Common Stock issued upon exercise of the Existing Warrants pursuant to the Inducement Letter. The Placement Agent Warrants have substantially the same terms as the Inducement Warrants, except that the Placement Agent Warrants will be exercisable until the five-year anniversary of the date of issuance, will have an exercise price equal to 125% of the Reduced Exercise Price, and will include piggyback registration rights that are triggered if there is not an effective registration statement covering all of the Placement Agent Warrant Shares while the Placement Agent Warrants are outstanding.

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

Note 14: Stockholders’ Equity

(a) Preferred Stock

The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock with such designations, rights and preferences as may be determined by the Board. Of our authorized preferred stock, 4,000,000 shares have been designated as Series A Junior Participating Preferred Stock, 10,000 shares have been designated as Series B Convertible Preferred Stock and 12,000 shares have been designated as Series G Convertible Preferred Stock.

Series A Junior Participating Preferred Stock

On May 10, 2023, the Company filed a Certificate of Increase in Delaware, increasing the number of preferred stock designated as Series A Junior Participating Preferred Stock to 4,000,000 from 250,000 shares. At September 30, 2026, there were no Series A Junior Participating Preferred Stock outstanding.

Series B Convertible Preferred Stock

The Company has designated 10,000 shares of its preferred stock as Series B Convertible Preferred Stock (the “Preferred Stock”). Each share of Preferred Stock has a par value of $0.01 per share and a stated value equal to $1 thousand (the “Stated Value”). The shares of Preferred Stock shall initially be issued and maintained in the form of securities held in book-entry form and the Depository Trust Company or its nominee (“DTC”) shall initially be the sole registered holder of the shares of Preferred Stock. At September 30, 2026, there were no Series B Convertible Preferred Stock outstanding.

Series G Convertible Preferred Stock

On March 4, 2026, the Company filed a Certificate of Designation of Preference, Rights and Limitations of Series G Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State creating a new series of its authorized preferred stock, par value $0.01 per share, designated as the “Series G Convertible Preferred Stock” (the “Series G Preferred Stock”). The number of shares initially constituting the Series G Preferred Stock was set at 12,000 shares.

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

During the three months ended September 30, 2026, holders of the Company’s Series G Preferred Stock converted an aggregate of 8 shares of preferred stock into 8,000 shares of the Company’s common stock in accordance with the original conversion terms. As a result of the conversion, the carrying value of the converted preferred stock was reclassified to common stock and additional paid-in capital. No fractional shares were issued, and no cash was paid upon conversion.

During the nine months ended September 30, 2026, holders of the Company’s Series G Preferred Stock converted an aggregate of 1,321 shares of preferred stock into 1,321,000 shares of the Company’s common stock in accordance with the original conversion terms. As a result of the conversion, the carrying value of the converted preferred stock was reclassified to common stock and additional paid-in capital. No fractional shares were issued, and no cash was paid upon conversion.

At September 30, 2026 and December 31, 2025, the Company had 521 and 0 shares of Series G Convertible Preferred Stock outstanding, respectively. Subsequent to September 30, 2026, holders of the Company’s Series G Preferred Stock converted an aggregate of 25 shares of preferred stock into 25,000 shares of the Company’s common stock in accordance with the original conversion terms.

(b) Common Stock and Equity Finances

The Company has authorized shares of 350,000,000 with specific limitations and restrictions on the usage of 8,000,000 of the 350,000,000 authorized shares. As of September 30, 2026, and December 31, 2025, there were 39,894,844 and 3,069,875 shares of common stock issued and outstanding, respectively.

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

On April 10, 2026, the Company entered into Amendment No. 1 to that certain Equity Distribution Agreement dated April 1, 2025 with Maxim Group LLC to act as the Company’s exclusive sales agent with respect to the issuance and sale of up to $3 million of the Company’s shares of common stock, par value $0.001 per share, from time to time, in an at-the-market public offering. The Amendment removes the limitation of the amount of Shares to be sold under the Sales Agreement. For the three months ended September 30, 2026, the Company did not sell shares under the EDA. For the nine months ended September 30, 2026, the Company sold 3,044,862 shares under the EDA for total gross proceeds of approximately $2.6 million, which includes a 3.0% fee to Maxim of approximately $78 thousand related to this agreement.

On July 31, 2026, the Company provided notice to Maxim for the mutual termination of the Sales Agreement, effective August 15, 2026. The Company will not incur any termination penalties as a result of the termination of the Sales Agreement. Following such termination, the Company may not offer or sell any additional shares of its common stock under the Sales Agreement or the related prospectus and prospectus supplement.

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

Under the terms of the purchase agreement, the Company, at its sole discretion, shall have the right to issue Put shares to the Investor at 95% of the Market Price of the shares on the day of trade. Sales under the purchase agreement are limited to a daily maximum of the lesser of: $500 thousand, the Median Daily Trading volume, and a beneficial ownership limitation of 4.99% and a maximum of 19.99% of the outstanding shares at the time of the purchase agreement. In April 2024, the Company filed a registration statement with the SEC on Form S-1 registering a total of 99,750 shares for resale pursuant to the Atlas Agreements, consisting of 96,364 shares that can be sold by the Company to Atlas and 3,386 shares that were issued to Atlas as Commitment Shares. The registration statement was declared effective on May 1, 2024. At December 31, 2024, a total of 7,596 shares were issued pursuant to the purchase agreement for a total of $128 thousand after clearing costs. At December 31, 2025, a total of 30,829 shares were issued pursuant to the purchase agreement for a total of $398 thousand after clearing costs. There were no shares issued subsequent to December 31, 2025. As of February 2026, the purchase agreement is no longer active.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled $2.5 million. For the three months ended September 30, 2026, there were no Class A Warrants or Class B Warrants exercised. For the nine months ended September 30, 2026, 56,410 Class A Warrants and 56,410 Class B Warrants were exercised at $0.48 per share (See May 2026 Class H Inducement Transaction). There were no Class A or Class B Warrants outstanding at September 30, 2026, related to this agreement.

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

The Company evaluated the Common Warrants under the guidance of ASC 480 – Distinguishing Liabilities from Equity and determined that they were in scope under the guidance as freestanding financial instruments but did not meet the criteria for liability classification and are classified as equity within the consolidated financial statements. Proceeds allocated to such warrants totaled $2.5 million For the three months ended September 30, 2026, there were no Class C Warrants or Class D Warrants exercised. For the nine months ended September 30, 2026, 46,530 Class C Warrants and 46,530 Class D Warrants were exercised at $0.48 per share (See May 2026 Class H Inducement Transaction). There were no Class C or Class D Warrants outstanding at September 30, 2026, related to this agreement.

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

On December 30, 2025, the Company declared a stock dividend of one share of common stock for every 1,000 shares of outstanding common stock as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (“Alternate Securities”). On January 13, 2026, the Company distributed a dividend of one share of its common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026 as well as one share of common stock for every outstanding option or warrant that has a right to receive stock dividends (the “Dividend”). The issuance of the Dividend was a Share Combination Event under Section 3(g) of the Class E & F Common Stock Purchase Warrants. As a result, the number of outstanding warrants of Class E & F Common Stock Purchase Warrants both have increased to 5,561,125 and the exercise price reduced to $1.439 per share of common stock. Due to the Share Combination Event trigger of the Class E & F Common Stock Purchase Warrants, reevaluation of the classification resulted in the reclassification of the warrants from liability to equity. The Company recognized a loss on change of warrant liabilities of $468 thousand in the statements of operations for the nine months ended September 30, 2026, and reclassified the Class E & F Common Stock Purchase Warrants from liability to equity. This reclassification totaling $8.7 million is reflected in the Balance Sheet at September 30, 2026.

For the three months ended September 30, 2026, there were no Class E Warrants and Class F Warrants exercised. For the nine months ended September 30, 2026, 4,045,555 Class E Warrants and 4,483,493 Class F Warrants were exercised. At September 30, 2026 there were 1,515,564 Class E Warrants and 1,077,625 Class F Warrants outstanding at an exercise price of $1.439 related to this agreement.

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

During the three months ended September 30, 2026, holders of the Company’s Series G Preferred Stock converted an aggregate of 8 shares of preferred stock into 8,000 shares of the Company’s common stock in accordance with the original conversion terms. As a result of the conversion, the carrying value of the converted preferred stock was reclassified to common stock and additional paid-in capital. No fractional shares were issued, and no cash was paid upon conversion. No Class G Warrants were exercised.

During the nine months ended September 30, 2026, holders of the Company’s Series G Preferred Stock converted an aggregate of 1,321 shares of preferred stock into 1,321,000 shares of the Company’s common stock in accordance with the original conversion terms. As a result of the conversion, the carrying value of the converted preferred stock was reclassified to common stock and additional paid-in capital. No fractional shares were issued, and no cash was paid upon conversion. There were also 310,000 Class G Warrants exercised.

At September 30, 2026 and December 31, 2025, the Company had 521 and 0 shares of Series G Convertible Preferred Stock and 3,374,000 and 0 Class G Warrants outstanding, respectively. Subsequent to September 30, 2026, holders of the Company’s Series G Preferred Stock converted an aggregate of 25 shares of preferred stock into 25,000 shares of the Company’s common stock in accordance with the original conversion terms.

May 2026 Class H Inducement Transaction

On May 7-8, 2026, the Company entered into inducement letter agreements with eight existing warrant holders pursuant to which such holders agreed to immediately exercise an aggregate of 7,451,920 previously outstanding Class A through Class F Warrants at an exercise price of $0.48 per share, generating gross proceeds to the Company of approximately $3.6 million. In connection with the inducement, the Company reduced the exercise price of the outstanding Class A through Class F Warrants to $0.48 per share. In consideration for the immediate exercises, the Company issued to such holders an aggregate of 14,903,840 new Class H Common Stock Purchase Warrants with an exercise price of $0.60 per share and a five-year term commencing on the Stockholder Approval Date. In connection with the inducement transaction, the Company also issued 447,116 Placement Agent Warrants to Ladenburg Thalmann & Co., Inc. with an exercise price of $0.60 per share and a five-year term commencing on the issue date, issued pursuant to the Investment Banking Agreement dated April 9, 2026. The Class H Warrants and Class H Placement Agent Warrants are equity-classified. The Class H Warrants became exercisable upon receipt of stockholder approval at the special meeting of stockholders held on July 15, 2026, , and include a beneficial ownership limitation of 4.99%, or 9.99% upon election, customary anti-dilution adjustments, cashless exercise rights if there is no effective registration statement or available prospectus for resale of the underlying shares, and fundamental transaction provisions.

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

The transaction generated gross exercise proceeds of approximately $3.6 million. The Company recognized equity issuance costs equal to the gross proceeds of the transaction, consisting of approximately $561 thousand placement-agent costs and approximately $3.0 million of holder-side inducement consideration. The remaining approximately $3.6 million of value transferred to the exercising warrant holders exceeded the proceeds available to absorb the transaction costs and was recognized as a deemed dividend. Because the Company had an accumulated deficit, the deemed dividend was recorded as a reduction of additional paid-in capital.

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

At September 30, 2026 447,116 Placement Agent Warrants and 14,903,840 Class H warrants were outstanding.

May 2026 Class I Offering

On May 21, 2026, the Company closed a registered direct offering (the ‘May 2026 Class I Offering’) of 7,519,351 registered shares of common stock and, in a concurrent private placement, Class I Common Stock Purchase Warrants to purchase up to 15,038,702 shares of common stock at an exercise price of $0.325 per share, exercisable for a five-year period commencing on the Stockholder Approval Date.

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

Ladenburg Thalmann & Co., Inc. acted as the placement agent for the May 2026 Class I Offering and received an 8.0% cash commission of approximately $196 thousand, a 0.75% management fee of approximately $18 thousand, reimbursement of expenses of $100 thousand, and 451,161 Placement Agent Warrants exercisable at approximately $0.41 per share (125% of the offering price) for a five-year period from the effective date of the Registration Statement. The Class I Warrants and Class I Placement Agent Warrants are all classified within stockholders’ equity. The Company applied the relative fair value method per ASC 470-20-25-2 to allocate the gross proceeds between the common stock and the Class I Warrants, resulting in allocations of approximately $939 thousand to common stock and $1.5 million to Class I Warrants. The Class I Warrants became exercisable upon receipt of stockholder approval at the special meeting of stockholders held on July 15, 2026.

At September 30, 2026 there were 451,161 Placement Agent Warrants and 15,038,702 Class I Warrants outstanding.

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

Ladenburg Thalmann & Co., Inc. acted as the placement agent for the June 2026 Class J Offering and received an 8.0% cash commission of approximately $212 thousand, a 0.75% management fee of approximately $20 thousand, reimbursement of expenses of $100 thousand, and 306,494 Placement Agent Warrants exercisable at approximately $0.65 per share with a five-year term. The Class J Warrants, June 2026 Pre-Funded Warrants, and Class J Placement Agent Warrants are all classified within stockholders’ equity. The Company applied the relative fair value method per ASC 470-20-25-2 to allocate the gross proceeds among the common stock, Pre-Funded Warrants, and Class J Warrants. The Class J Warrants, together with the Class H and Class I Warrants, became exercisable upon receipt of stockholder approval at the special meeting of stockholders held on July 15, 2026.

For the three months ended September 30, 2026, prefunded warrants were exercised for 481,788 shares of common stock. For the nine months ended September 30, 2026, prefunded warrants were exercised for 1,782,616 shares of common stock. At September 30, 2026 there were 306,494 Placement Agent Warrants and 10,216,476 Class J Warrants were outstanding and there were no Pre-Funded Warrants outstanding.

Note 15: Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Equivalent common shares, consisting of 47,980,596 and 4,238,792 of stock options, warrants and, for 2026, Series G Convertible Preferred Stock are excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2026 and 2025, respectively, since their effect is antidilutive due to the net loss of the Company.

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

The Company’s marketable securities consist solely of mutual funds. The Company determines realized gains and losses for marketable securities using the specific identification method and measure the fair value of our marketable securities using a market approach where identical or comparable prices are available. If quoted market prices are not available, fair values of investments are determined using prices from a pricing service, pricing models, quoted prices of investments with similar characteristics or discounted cash flow models.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy as (in thousands):

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,317	$6,317	$—	$—
Marketable securities	$61	$61	$—	$—

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$931	$931	$—	$—
Marketable securities	$62	$62	$—	$—

Liabilities:
Warrant liability	$8,244	$—	$—	$8,244

Note 17: Subsequent Events

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued. Subsequent to September 30, 2026, holders of the Company’s Series G Preferred Stock converted an aggregate of 25 shares of Series G Preferred Stock into 25,000 shares of common stock.

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

Oncology is one of the areas of biotech known for multibillion-dollar mergers and acquisitions deals – large-market Phase 3 oncology clinical trials with positive data are a desirable focus for acquisition. AIM strongly believes that such a Phase 3 study will be possible following the ongoing Phase 2 clinical study evaluating Ampligen in combination with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi (durvalumab) in the treatment of metastatic pancreatic cancer patients with stable disease post-FOLFIRINOX standard of care (the “DURIPANC” study). DURIPANC is a Phase 1 / 2 investigator-initiated, exploratory, open-label, single-center study. The primary objective of the study is the clinical benefit rate of the combination therapy. The secondary/exploratory objectives include assessing overall survival and progression-free survival; exploring immune-monitoring using available tissue biopsies and peripheral immune profiling; and assessing quality of life. According to the Erasmus MC Cancer Institute, the promising progression-free survival and overall survival seen in Phase 1 of the study – which we believe supported advancement to the ongoing Phase 2 portion of the study – continue to be seen. As of September 30, 2026, all subjects were enrolled in the study and completed Ampligen treatment, while durvalumab treatment continues. AIM anticipates topline results in the first quarter of 2027, followed by the analysis of overall survival in the third quarter of 2027. According to Erasmus MC, there has been no significant toxicity – an encouraging safety profile for a post-chemo setting – and Ampligen subjects are consistently reporting “high” quality of life during treatment.

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

In July 2023, we enrolled and dosed the first patient in our Phase 2 study evaluating Ampligen® as a potential therapeutic for people with post-COVID conditions (“AMP-518”). We announced in August 2023 that the study had met the planned enrollment of 80 subjects ages 18 to 60 years who have been randomized 1:1 to receive twice-weekly intravenous infusions of Ampligen or placebo for 12 weeks, with a follow-up phase of two weeks. In January 2025, we announced that the final Clinical Study results from AMP-518 had been posted to ClinicalTrials.gov. The results support our belief in Ampligen as a potential therapeutic for people with the moderate-to-severe Post-COVID condition of fatigue, which would be the likely subject population for any follow-up clinical trial.

Please see “Ampligen as a Treatment for ME/CFS and Post-COVID Conditions” below.

OUR PRODUCTS

Our primary pharmaceutical product platform consists of Ampligen (rintatolimod), a first-in-class drug of large macromolecular double-stranded (ds) RNA (ribonucleic acid) molecules. Ampligen is the only known TLR3 agonist to avoid helicase activation of NF-κB. Natural dsRNAs and poly IC activate NF-κB in the tumor microenvironment (TME) and have the potential to enhance cancer cell proliferation. Alferon Injection is an FDA-approved natural alpha-interferon product.

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

We have received approval of our NDA from ANMAT for the commercial sale of Ampligen in the Argentine Republic for the treatment of severe CFS. The product would be marketed by Filaxis (formerly GP Pharm), our commercial partner in Latin America. Shipment of the drug product to Argentina was initiated in 2018 to complete the release testing by ANMAT needed for commercial distribution. In September 2019, we received clearance from the FDA to ship Ampligen to Argentina for the commercial launch and subsequent sales. In June 2020, we received import clearance from ANMAT to import the first shipment of commercial grade vials of Ampligen into Argentina. Collaboration with Filaxis continues for commercial launch of Ampligen in Argentina and they are currently in the process of renewing the existing license. To successfully bring this to market, several key steps are necessary, including building disease awareness, providing medical education, securing appropriate reimbursement, developing effective market strategies, and finalizing manufacturing preparations for launch.

The economic landscape in Argentina has changed dramatically since 2020, with the country experiencing significant hyper-inflation. As contracts in Argentina are U.S. dollar contracts, the parties must evaluate the impact of the devaluation on the relationship and the ability to go forward on a U.S.-dollar basis. The combination of the cost and frequency of treatments has rendered CFS treatments in Argentina cost prohibitive, at least for the time being. We have shifted our focus and efforts with Filaxis toward approval in Argentina for pancreatic cancer.

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

PATENTS AND NON-PATENT EXCLUSIVITY RIGHTS

We consider patent exclusivity as a crucial component of our business. As of September 30, 2026, we had 33 patents worldwide with 19 additional pending patent applications comprising our intellectual property.

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

There are currently two approved clinical studies utilizing Ampligen in the treatment of pancreatic cancer:

●	NCT05927142 - The DURIPANC Study is a Phase 1b/2 clinical trial combining Ampligen with AstraZeneca’s anti-PD-L1 immune checkpoint inhibitor Imfinzi® (durvalumab) for the treatment of late-stage pancreatic cancer. The primary objective of the Phase 1b portion was to determine the safety of combination treatment. Investigators at Erasmus Medical Center (“Erasmus MC”) in the Netherlands have completed the safety evaluation of subjects enrolled in the first dose level of the dose escalation design, finding the combination therapy to be generally well-tolerated with no severe treatment-related adverse events or dose-limiting toxicities. In February 2025, we announced that the Erasmus MC Safety Committee had approved the clinical trial to move forward with Phase 2. As of June 18, 2026, the final study subject had received their first dose of study medication. With this final subject, Primary Endpoint analysis is anticipated to begin in December 2026 and topline results are anticipated in Q1 2027. DURIPANC’s primary endpoint is Clinical Benefit Rate (“CBR”), defined as the proportion of patients achieving stable disease, partial response or complete response at 24 weeks following initiation of combination therapy. Additionally, in March 2026, the Company announced an agreement with the PPD clinical research business of Thermo Fisher Scientific to design AIM’s anticipated Phase 3 clinical trial in the use of Ampligen in the treatment of late-stage pancreatic cancer.

●	NCT05494697 - The Phase 2 AMP-270 clinical trial is a randomized, open-label, controlled, parallel-arm study with the primary objective of comparing the efficacy of Ampligen in combination with standard of care (SOC) versus SOC alone following first-line therapy, such as FOLFIRINOX for subjects with locally advanced pancreatic adenocarcinoma. Secondary objectives include comparing safety and tolerability. AMP-270 is designed to enroll approximately 90 subjects in up to 30 centers across the U.S. and Europe. In August 2022, we received IRB approval of the trial protocol and so announced the trial’s commencement. In February 2025, we made a business decision to place screening/enrollment on hold and suspend the study. The study may be redesigned or amended, pending additional data from the ongoing DURIPANC clinical trial.

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

Ampligen Efforts in Other Cancers of Interest

AIM believes that Ampligen has potential as both a monotherapy and as part of a combination therapy in the treatment of many solid tumor types. Our clinical work in this area includes:

●	Advanced Recurrent Ovarian Cancer (NCT02432378) - Results of the Phase 1 portion of a Phase 1/2 study of intraperitoneal chemo-immunotherapy in advanced recurrent ovarian cancer were published in the American Association for Cancer Research publication, Clinical Cancer Research (Clin Cancer Res January 19, 2022 DOI: 10.1158/1078-0432.CCR-21-3659). The study results represent an important extension of prior studies using human tumor explants that showed Ampligen’s potential role as a TLR3 agonist acting synergistically with high-dose IFNα and celecoxib to selectively enhance Teff cell-attractants while suppressing Treg-attractants in the tumor microenvironment with a concomitant increase in the Teff/Treg ratio. The importance of boosting the Teff/Treg ratio in the tumor microenvironment is that it is associated with the conversion of ‘cold’ tumors into ‘hot’ tumors, which have an increased sensitivity to chemo-immunotherapy and an improved chance of showing tumor regression. The Phase 1 portion was designed to establish intraperitoneal safety. The Phase 2 portion of the study has been terminated due to lack of funding.

●	Advanced Recurrent Ovarian Cancer (NCT03734692) - A Phase 2 study of advanced recurrent ovarian cancer using cisplatin, pembrolizumab, plus Ampligen; 27 patients enrolled, with 24 evaluable for response. In May 2026, we announced results from the UPMC Primary Endpoint Report. The topline results included: 50% Objective Response Rate (ORR), including 21% complete responses; 79% Clinical Benefit Rate; Median Overall Survival of 32.5 months; durable responses exceeding 70+ months in select patients; and no Grade 4 or 5 toxicities observed. Collection of additional secondary endpoint data including progression-free survival, time to disease progression and overall survival is expected to be completed in January 2027. Based on these results and other research suggesting a similar effect in other solid tumor types, AIM sees an Ampligen combination therapy as having potential across multiple types of cancers. Additional clinical studies are being planned in these tumor types to further confirm these effects.

●	Stage 4 Metastatic Triple Negative Breast Cancer (NCT03599453) - Phase 1 study of metastatic triple-negative breast cancer using chemokine modulation therapy, including Ampligen and pembrolizumab. Eight patients were enrolled and 6 patients were evaluable. The key findings announced in April 2022 and published in November 2023, included:. The pre-determined primary endpoint of efficacy was met (increase in CD8 in TME). Uniform increase of immune markers upon treatment was observed: CD8 mRNA (6.1-fold; p-0.034), GZMB mRNA (3.5-fold; p=0.058), ratios of CD8 /FOXP3 and GZMB/FOXP3 (5.7-fold; p=0.036, and 7.6-fold; p=0.024 respectively), thus successfully meeting the pre-determined primary endpoint in the study (increase in CD8 in TME). In addition, an increase in CTL attractants CXCL10 (2.6-fold; p=0.104) and CCL5 (3.3-fold; p=0.019) was observed. In contrast, Treg marker FOXP3 or Treg attractants CCL22 or CXCL12 were not enhanced. Three patients had stable disease lasting 2.4, 2.5 and 3.8 months, as of data cut off September 1, 2021. An additional patient (non-evaluable) had a partial response (breast tumor autoamputation) with massive tumor necrosis in the post-CKM biopsy.

●	Stage 4 Colorectal Cancer Metastatic to the Liver (NCT03403634) - Phase 2a study of Ampligen as a component of chemokine modulatory regimen on colorectal cancer metastatic to liver; 19 patients were enrolled and 12 patients were evaluable for the primary endpoint. The key findings announced in April 2022 included. The study’s primary endpoint was met, evidenced by increased CD8a expression post-treatment (p=0.046). Increase in the CD8a/CD4 (p=0.03), CD8a/FOXP3 (p<0.01) and GZMB/FOXP3 (p<0.01) ratios. The expression of CTL-attracting chemokines CCL5 (p=0.08), CXCL9 (p=0.05), and CXCL10 (p=0.06) were increased, while expression of the Treg/MDSC attractant CXCL12 (p=0.07) was decreased post-treatment. OS was 10.5 (90% CI 2.2-15.2) months, and the median PFS was 1.5 (90% CI 1.4, 1.8) months. No tumor responses were seen. The treatment was well tolerated. Of all enrolled patients (N=19), adverse events were noted in 74% of patients, with the most common being fatigue (58%). Grade 3 or higher adverse events were rare (5%).

●	Early-Stage Prostate Cancer (NCT03899987) - Phase 2 study investigating the effectiveness and safety of aspirin and Ampligen with or without interferon-alpha 2b (Intron A) compared to no drug treatments in a randomized three-arm study of patients with prostate cancer before undergoing radical prostatectomy. Patient enrollment was initiated in this study designed for up to 45 patients. The study was temporarily suspended due to the Merck discontinuation of Intron-A production. Roswell Park has had a Type-C meeting with the FDA and has performed the necessary experiments to replace Intron-A with a generic alpha-interferon. As of August 2025, the study is no longer recruiting patients. A total of 12 patients were enrolled.

●	Early-Stage Triple Negative Breast Cancer (NCT04081389) - The objective of this Phase 1 study was to evaluate the safety and tolerability of a combination of Ampligen, celecoxib with or without Intron A, when given along with chemotherapy in patients with early-stage triple negative breast cancer. The topline results from the study confirm the positive findings that were previously presented at the 2022 Society for Immunotherapy of Cancer (SITC) 37th Annual Meeting in a poster presentation titled Safety and efficacy of de-escalated neoadjuvant chemoimmunotherapy of triple negative breast cancer (TNBC) using chemokine-modulating regimen (rintatolimod, IFN-α2b, celecoxib). The primary endpoint of the study was safety and tolerability. The results demonstrated that treatment was well-tolerated with mostly grade 1 or 2 treatment-related adverse events (TRAEs) without dose-limiting toxicities (DLTs) or delayed or immune-related toxicities. DLT was defined as grade 3 or higher toxicities within the first 3 weeks. Secondary endpoints included pCR rate where 5/9 (56%) of patients attained pCR and 1 more patient attained ypTmic. Tumor and blood biomarkers were also analyzed in exploratory studies.

●	Refractory Melanoma (NCT04093323) - Roswell Park Comprehensive Cancer Center (“Roswell Park”), in a clinical trial fully funded by the National Cancer Institute (NCI), has commenced patient enrollment in its Phase 2 study in subjects with primary PD-1/PD-L1 resistant melanoma. The Phase 2 study will evaluate type-1 polarized dendritic cell (αDC1) vaccine in combination with tumor-selective chemokine modulation (“CKM”) comprised of Interferon alpha 2b, Ampligen (rintatolimod) and Celecoxib. Up to 24 patients are to be enrolled. The study was temporarily suspended due to the Merck discontinuation of Intron-A production but has since resumed recruitment. In June 2025, the study was terminated with 1 patient enrolled, funding completed.

●	Metastatic or Unresectable Triple Negative Breast Cancer (NCT05756166) - This phase 1/2a trial tests the safety, side effects, and best dose of chemokine modulation therapy (rintatolimod, celecoxib, and interferon alpha 2b) in combination with pembrolizumab for the treatment of patients with triple negative breast cancer that has spread from where it first started (primary site) to other places in the body (metastatic) or that cannot be removed by surgery (unresectable). In June 2025, the study was terminated with 5 patients enrolled, funding ended.

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

In October 2020, we received IRB approval for the expansion of the AMP-511 Expanded Access Program clinical trial for ME/CFS to include patients previously diagnosed with SARS-CoV-2 following clearance of the virus, but who still demonstrate chronic fatigue-like symptoms known as Post-COVID conditions. As of September 30, 2026, there were 4 patients enrolled in this open-label expanded access treatment protocol (including one patient with Post-COVID Conditions). In July 2022, AIM reported positive preliminary results based on data from the first four Post-COVID Condition patients enrolled in the study. The data show that, by week 12, compared to baseline, the investigators observed what they considered a clinically significant decrease in fatigue-related measures. To date, there have been eight such Post-COVID patients treated in this study.

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

In July 2023, we enrolled and dosed the first patient in our Phase 2 study evaluating Ampligen as a potential therapeutic for people with post-COVID conditions (“AMP-518”). The study enrolled 80 subjects ages 18 to 60 years who had been randomized 1:1 to receive twice-weekly intravenous infusions of Ampligen or placebo for 12 weeks, with a follow-up phase of two weeks. All patients completed the study, and topline data was reported in February 2024.

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

Jubilant HollisterStier (“Jubilant”) has been our authorized CMO for Ampligen since 2017. Multiple lots of Ampligen were produced from 2018 to 2023. AIM currently has adequate stock of Ampligen for ongoing clinical purposes. In addition, we have supplied Filaxis (formerly GP Pharm), with the Ampligen required for testing and ANMAT release under the agreement that Filaxis, would be the eventual distributor in Argentina.

Our business plan calls for the potential utilization of one or more CMOs. While we believe we have sufficient Ampligen API to meet our current needs, we are also continually exploring new efficiencies to maximize our ability to fulfill future obligations. In December 2022, we entered into a Master Service Agreement and a Quality Agreement with Sterling Pharma Solutions (“Sterling”) for the manufacture of our Poly I and Poly C12U polynucleotides and transfer of associated test methods at Sterling’s Dudley, UK, location to produce the polymer precursors to manufacture the drug Ampligen. We are utilizing Sterling’s expertise to refine our approach to polymer production; the validation of the polymer production process with Sterling is ongoing.

On July 31, 2026, the Company entered into a proposal with Sterling Pharma Solutions (“Sterling”) that is related to the Master Service Agreement and a Quality Agreement entered into between the Company and Sterling in 2022. Pursuant to the Sterling Proposal Agreement, Sterling agreed to manufacture further batches of the polynucleotide drug substances PolyI and Poly C12U and transfer of associated test methods at Sterling’s Dudley, UK location to produce the polymer precursors to manufacture the drug Ampligen. The estimated cost to the Company under the Sterling Proposal Agreement is approximately $1.5 million to be paid over a period of 12 months, as set forth in more detail in the Sterling Proposal Agreement. The Company anticipates using the manufactured product for ongoing and future clinical trials, including potentially a Phase 3 clinical trial for metastatic pancreatic cancer.

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

MARKETING/DISTRIBUTION

Beginning in May 2016, we have had an exclusive Renewed Sales, Marketing, Distribution and Supply Agreement (the “Agreement”) with Filaxis (formerly GP Pharm). Under this Agreement, Filaxis is responsible for gaining regulatory approval in Argentina for Ampligen to treat severe CFS in Argentina and for commercializing Ampligen for this indication in Argentina. We granted Filaxis the right to expand rights to sell this experimental therapeutic into other Latin America countries based upon the achievement of certain performance milestones. The Agreement expired on May 24, 2024. While we are in discussions with Filaxis to extend the agreement, we are also open to the possibility of looking for a new partner. In August 2021, ANMAT granted a five-year extension to a previous approval to sell and distribute Ampligen to treat severe CFS in Argentina. This extends the approval until 2026 and they are currently in the process of renewing the existing license.

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

In February 2013, we received approval from Argentina’s ANMAT for Alferon N Injection (under the brand name “Naturaferon”) for the treatment of refractory patients that failed or were intolerant to treatment with recombinant interferon. ANMAT granted a five-year extension in 2017; a request to extend the approval beyond 2022 has been filed and is still under review. Filaxis, has decided not to move forward with this project and has sent us a notice of termination for this project. However, as there are numerous companies in Argentina now providing patients treatment with recombinant interferon, we believe these companies and their patients would benefit greatly from having the opportunity to treat those refractory patients with Naturaferon. We are continuing to seek out potential partners.

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

RESULTS OF OPERATIONS

The Company’s operating results may fluctuate significantly depending on the timing and pace of our clinical development activities, including the completion of the ongoing DURIPANC study for pancreatic cancer, the manufacture of polymer under the Sterling Proposal Agreement and the planned initiation of a Phase 3 clinical trial, which directly impacts the timing and amount of research and development expenditures. Additionally, our ability to maintain compliance with NYSE American listing requirements and the trading status of our common stock may affect our ability to raise capital and, consequently, our ability to fund ongoing operations and clinical development activities. We cannot predict with certainty the timing of regulatory decisions or clinical trial outcomes, which represent material uncertainties that could significantly impact our future results of operations.

The following table sets forth, for the periods indicated, certain items in our Condensed Consolidated Statements of Operations ($ in thousands):

	Three months ended September 30,		Change
	2026	2025	$	%
Revenues:
Clinical treatment programs – US	$22	$26	$(4)	-15.4%
Total Revenues	$22	$26	$(4)	-15.4%
Costs and Expenses:
Production costs	7	68	(61)	-89.7%
Research and development	846	607	239	39.4%
General and administrative	2,126	1,798	328	18.2%
Total Costs and Expenses	$2,979	$2,473	$506	20.5%
Operating loss	$(2,957)	$(2,447)	$(510)	20.8%
Gain (Loss) on investments	(1)	(1)	—	0.0%
Interest and other income	74	3,052	(2,978)	-97.6%
Interest Expense and Other Finance Costs	(259)	(581)	322	-55.4%
Loss on issuance of warrants	—	(3,977)	3,977	-100.0%
Change in fair value of warrants	—	670	(670)	-100.0%
Net Loss	$(3,143)	$(3,284)	$141	-4.3%

The Company’s net loss for the quarter ended September 30, 2026 was $3.1 million compared with a net loss of $3.3 million for the quarter ended September 30, 2025, a decrease of approximately $141 thousand. The decrease in net loss was primarily attributable to the absence in the 2026 period of the $4.0 million loss on issuance of warrants recognized in the third quarter of 2025 (partially offset in that period by a $670 thousand gain on the change in fair value of warrants) and a $322 thousand decrease in interest expense and other finance costs, substantially offset by a $3.0 million decrease in interest and other income, reflecting the nonrecurring gain recognized in the third quarter of 2025 upon the settlement of previously billed legal fees, and a $510 thousand increase in operating loss.

Total costs and expenses increased to $3.0 million for the quarter ended September 30, 2026, compared with $2.5 million for the quarter ended September 30, 2025, an increase of approximately 20.5%.

Research and development

Research and development costs increased to $846 thousand during the quarter ended September 30, 2026 compared with $607 thousand during the quarter ended September 30, 2025. The Company expects to begin new studies shortly and the timing and amount of clinical expenditures is dependent on recruiting patients and therefore can be difficult to project and lead to significant expense variations between periods. The increase was primarily due to costs incurred under an agreement for the production of Poly I and Poly C12U polynucleotides which began during the third quarter of 2026.

General and administrative

General and administrative costs for the quarter ended September 30, 2026 were $328 thousand above those during the three months ended September 30, 2025 due to increases in salaries and director fees that were waived a year ago.

Interest expense was $259 thousand and $581 thousand for the three months ended September 30, 2026 and 2025, respectively. The decrease in interest expense resulted from reduced debt pursuant to principal reductions in 2026.

	Nine months ended September 30,		Change
	2026	2025	$	%
Revenues:
Clinical treatment programs – US	$70	$67	$3	4.5%
Total Revenues	$70	$67	$3	4.5%
Costs and Expenses:
Production costs	16	88	(72)	-81.8%
Research and development	1,917	2,861	(944)	-33.0%
General and administrative	6,833	5,830	1,003	17.2%
Total Costs and Expenses	$8,766	$8,779	$(13)	-0.1%
Operating loss	$(8,696)	$(8,712)	$16	-0.2%
Gain (Loss) on investments	(3)	17	(20)	-117.6%
Interest and other income	103	3,073	(2,970)	-96.6%
Interest Expense and Other Finance Costs	(858)	(854)	(4)	0.5%
Loss on issuance of warrants	(32)	(3,977)	3,945	-99.2%
Change in fair value of warrants	(468)	670	(1,138)	-169.9%

Net Loss	$(9,954)	$(9,783)	$(171)	1.7%

The Company’s net loss for the nine months ended September 30, 2026 was $10.0 million compared with a net loss of $9.8 million for the nine months ended September 30, 2025, an increase of approximately $171 thousand. The increase in net loss was primarily attributed to offering related costs incurred in connection with multiple equity transactions completed during the period, including placement agent fees, legal fees, accounting fees, and other direct costs, as discussed below. These increased costs were partially offset by lower research and development expenses. Additionally, during the quarter ended September 30, 2025, the Company reached an agreement with a vendor to waive legal fees which resulted in a large nonrecurring gain recorded as other income.

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

During the three months ended September 30, 2026, holders of the Company’s Series G Preferred Stock converted an aggregate of 8 shares of preferred stock into 8,000 shares of the Company’s common stock in accordance with the original conversion terms. As a result of the conversion, the carrying value of the converted preferred stock was reclassified to common stock and additional paid-in capital. No fractional shares were issued, and no cash was paid upon conversion. No Class G Warrants were exercised.

During the nine months ended September 30, 2026, holders of the Company’s Series G Preferred Stock converted an aggregate of 1,321 shares of preferred stock into 1,321,000 shares of the Company’s common stock in accordance with the original conversion terms. As a result of the conversion, the carrying value of the converted preferred stock was reclassified to common stock and additional paid-in capital. No fractional shares were issued, and no cash was paid upon conversion. There were also 310,000 Class G Warrants exercised.

At September 30, 2026 and December 31, 2025, the Company had 521 and 0 shares of Series G Convertible Preferred Stock and 3,374,000 and 0 Class G Warrants outstanding, respectively. Subsequent to September 30, 2026, holders of the Company’s Series G Preferred Stock converted an aggregate of 25 shares of preferred stock into 25,000 shares of the Company’s common stock in accordance with the original conversion terms.

May 2026 Class H Inducement Transaction

On May 7-8, 2026, the Company entered into inducement letter agreements with eight existing warrant holders pursuant to which such holders agreed to immediately exercise an aggregate of 7,451,920 previously outstanding Class A through Class F Warrants at an exercise price of $0.48 per share, generating gross proceeds to the Company of approximately $3.6 million. In connection with the inducement, the Company reduced the exercise price of the outstanding Class A through Class F Warrants to $0.48 per share. In consideration for the immediate exercises, the Company issued to such holders an aggregate of 14,903,840 new Class H Common Stock Purchase Warrants with an exercise price of $0.60 per share and a five-year term commencing on the Stockholder Approval Date. In connection with the inducement transaction, the Company also issued 447,116 Placement Agent Warrants to Ladenburg Thalmann & Co., Inc. with an exercise price of $0.60 per share and a five-year term commencing on the issue date, issued pursuant to the Investment Banking Agreement dated April 9, 2026. The Class H Warrants and Class H Placement Agent Warrants are equity-classified. The Class H became exercisable upon receipt of stockholder approval at the special meeting of stockholders held on July 15, 2026, and include a beneficial ownership limitation of 4.99%, or 9.99% upon election, customary anti-dilution adjustments, cashless exercise rights if there is no effective registration statement or available prospectus for resale of the underlying shares, and fundamental transaction provisions.

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

The transaction generated gross exercise proceeds of approximately $3.6 million. The Company recognized equity issuance costs equal to the gross proceeds of the transaction, consisting of approximately $561 thousand of placement-agent costs and approximately $3.0 million of holder-side inducement consideration. The remaining approximately $3.6 million of value transferred to the exercising warrant holders exceeded the proceeds available to absorb the transaction costs and was recognized as a deemed dividend. Because the Company had an accumulated deficit, the deemed dividend was recorded as a reduction of additional paid-in capital.

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

At September 30, 2026 447,116 Placement Agent Warrants and 14,903,840 Class H Warrants were outstanding.

May 2026 Class I Offering

On May 21, 2026, the Company closed a registered direct offering (the ‘May 2026 Class I Offering’) of 7,519,351 registered shares of common stock and, in a concurrent private placement, Class I Common Stock Purchase Warrants to purchase up to 15,038,702 shares of common stock at an exercise price of $0.325 per share, exercisable for a five-year period commencing on the Stockholder Approval Date.

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

Ladenburg Thalmann & Co., Inc. acted as the placement agent for the May 2026 Class I Offering and received an 8.0% cash commission of approximately $196 thousand, a 0.75% management fee of approximately $18 thousand, reimbursement of expenses of $100 thousand, and 451,161 Placement Agent Warrants exercisable at approximately $0.41 per share (125% of the offering price) for a five-year period from the effective date of the Registration Statement. The Class I Warrants and Class I Placement Agent Warrants are all classified within stockholders’ equity. The Company applied the relative fair value method per ASC 470-20-25-2 to allocate the gross proceeds between the common stock and the Class I Warrants, resulting in allocations of approximately $939 thousand to common stock and $1.5 million to Class I Warrants. The Class I Warrants became exercisable upon receipt of stockholder approval at the special meeting of stockholders held July 15, 2026.

At September 30, 2026 there were 451,161 Placement Agent Warrants and 15,038,702 Class I Warrants outstanding.

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

Ladenburg Thalmann & Co., Inc. acted as the placement agent for the June 2026 Class J Offering and received an 8.0% cash commission of approximately $212 thousand, a 0.75% management fee of approximately $20 thousand, reimbursement of expenses of $100 thousand, and 306,494 Placement Agent Warrants exercisable at approximately $0.65 per share with a five-year term. The Class J Warrants, June 2026 Pre-Funded Warrants, and Class J Placement Agent Warrants are all classified within stockholders’ equity. The Company applied the relative fair value method per ASC 470-20-25-2 to allocate the gross proceeds among the common stock, Pre-Funded Warrants, and Class J Warrants. The Class J Warrants, together with the Class H and Class I Warrants, became exercisable upon receipt of stockholder approval at the special meeting of stockholders held on July 15, 2026.

For the three months ended September 30, 2026, prefunded warrants were exercised for 481,788 shares of common stock. For the nine months ended September 30, 2026, prefunded warrants were exercised for 1,782,616 shares of common stock. At September 30, 2026 there were 306,494 Placement Agent Warrants and 10,216,476 Class J Warrants were outstanding and there were no Pre-Funded Warrants outstanding.

Research and development

Research and development costs declined to $1.9 million during the nine months ended September 30, 2026 compared with $2.9 million during the nine months ended September 30, 2025. During the first quarter of 2025, the Company decided to direct its focus and efforts on the development of Ampligen for the treatment of late-stage pancreatic cancer, with the belief that this path will potentially lead to the most lucrative outcome. As a result, the Company evaluated its patent portfolio and made a decision to reduce its annual maintenance fees and development of patents not meeting its current core objective. As a result, $335 thousand was charged to clinical expenses during the first quarter of 2025 related to prior costs of developing and maintaining patents not specific to the primary focus and was a significant factor in the variance.

Additionally, the Company’s Phase 2 AMP-270 study for pancreatic cancer was put on hold in 2025, which resulted in reduced clinical costs during the first nine months of 2026 than during the same time period in 2025. The Company expects to begin a pivotal Phase 3 clinical trial following the completion of the ongoing DURIPANC study and finalization of a new Phase 3 study protocol. The timing and amount of clinical expenditures is dependent on recruiting patients and therefore can be difficult to project and lead to significant expense variations between periods.

General and administrative

General and administrative costs for the nine months ended September 30, 2026 were $1 million above the nine months ended September 30, 2025 as a result of increases in issuance costs together with legal and accounting fees associated with the equity transactions. During the nine months ended September 30, 2025, the Company was receiving final billings related to a shareholder dispute which was settled during the fourth quarter of 2024 which reduced the impact of the additional fees incurred during the current year.

Interest expense was $858 thousand and $854 thousand for the nine months ended September 30, 2026 and 2025, respectively. The increase in interest expense is due to additional debt. On November 18, 2025, the Company (“Borrower”) entered into a Note Purchase Agreement with Streeterville Capital LLC (“Streeterville” or the “Lender”). Under the terms of the agreement, Streeterville paid the Company $2.5 million in exchange for an unsecured promissory Note with an Original Issue Discount of $781 thousand. The Company agreed to pay $3.3 million consisting of the principal amount of the Note, together with the original issue discount and $20 thousand of lender transaction fees, no later than November 18, 2027. The stated interest rate of the note is 10%.. As of September 30, 2026, approximately $1.7 million of principal remained outstanding under this note, following the exchange of approximately $1.0 million of the note for shares of common stock during September 2026.

Liquidity and Capital Resources

			Change
	9/30/2026	12/31/2025	$	%

Cash and cash equivalents	$6,887	$2,985	$3,902	130.7%
Marketable securities	61	62	(1)	-1.6%
Highly liquid assets	$6,948	$3,047	$3,901	128.0%

	Nine months ended September 30,		Change
	2026	2025	$	%
Cash used in operating activities	$(10,240)	$(8,971)	$(1,269)	14.1%
Cash (used in) provided by investing activities	(232)	1,948	(2,180)	-111.9%
Cash provided by financing activities	14,374	7,669	6,705	87.4%

Net change in cash	$3,902	$646	$3,256	504.0%

Cash balances increased by $3.9 million or 130.7% during the nine months ended September 30, 2026, primarily the result of ongoing financing initiatives. The Company raised $1.8 million from a grant of rights offering, $2.5 million from its ATM offering, and $5.7 million from warrant exercises, and $5.3 million from registered directs net of issuance costs during the nine months ended September 30, 2026.

Cash used by operating activities increased during the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025 primarily due to the utilization of cash for prepaid expenses and increased operating losses.

During the nine months ended September 30, 2025, the Company utilized a portion of its investments to provide cash for operations. During the nine months ended September 30, 2026, the Company utilized financing activities to provide the necessary operating funds which caused a $2.2 million difference in cash from investing activities when comparing the periods.

Our principal source of liquidity is our cash and cash equivalents, marketable securities, and proceeds from financing activities to provide the necessary funding to meet our obligations as they become due. As of September 30, 2026, we had $6.9 million in cash, cash equivalents and marketable securities, inclusive of $61 thousand in marketable securities, compared with $3.0 million as of December 31, 2025.

Compliance with NYSE American

On December 11, 2024, we received an official notice of noncompliance with the NYSE American’s continued listing requirements specifically relating to a required stockholders’ equity of $6 million or more. The NYSE American’s review showed that we were not in compliance with that requirement. We submitted a plan (the “Plan”) to the NYSE American detailing actions we would take to regain compliance by June 11, 2026. The NYSE American accepted our Plan on February 26, 2025. If we had been unable to regain compliance by June 11, 2026, our common stock was subject to delisting from the NYSE American. As of September 30, 2026, our stockholders’ equity was $7.1 million.

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

On April 30, 2025, the Company held a special meeting of stockholders and authorized the Company’s Board of Directors to effect a reverse split at its discretion on a basis of up to one for 100 outstanding shares of Common Stock. On May 29, 2025, the Board authorized the Reverse Split and on June 10, 2025, the Company filed an amendment to its Certificate of Incorporation effecting a reverse split of its outstanding shares of Common Stock on a one for 100 basis (the “Reverse Split”). Stockholders were given cash in lieu of any fractional shares on a post-split basis.

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

On January 13, 2026, the Company distributed a stock dividend of one share of our common stock for every 1,000 shares of common stock issued and outstanding as of January 9, 2026, as well as one share of common stock for every 1,000 outstanding options or 1,000 warrants that has a right to receive stock dividends. The distribution was effected on January 20, 2026. This resulted in a reset of the terms of our Class E and Class F Warrants. Per the reset, the exercise price of these warrants dropped to $1.439, additional warrants were issued and a provision in these warrants that resulted in the classification of these warrants as a liability rather than equity was nullified. This resulted in a $8.7 million increase in stockholders’ equity.

We entered into an amendment to a Promissory Note with our Lender on March 10, 2026. The maturity date for the Note was extended until June 30, 2026, and then further extended to June 30, 2027. Other than the maturity date extension, the amendment made no other changes to the Promissory Note.

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

During the nine months ended September 30, 2026, the Company entered into a total of ten exchange agreements and, for each, a corresponding partitioned promissory note with Streeterville Capital, LLC related to that certain Promissory Note dated February 16, 2024. Pursuant to the Exchange Agreements and Partitioned Promissory Notes, the Company and the Lender converted approximately $1.9 million of the Promissory Note into 6,392,202 shares of the Company’s common stock, at an average conversion price of approximately $0.49 per share. Consequently, as of September 3, 2026, the Promissory Note was satisfied in full and there are no longer any amounts owing under the Promissory Note

On March 6, 2026, we completed a rights offering (the “2026 Rights Offering”) to our stockholders and to holders of certain of our outstanding options and warrants that had the right to participate in the 2026 Rights Offering as of February 10, 2026, the record date. In the Rights Offering we issued non-transferable subscription rights to purchase 1,842 Units. Each Unit consists of one share of Series G Convertible Preferred Stock (the “G Preferred”) and 2,000 warrants to purchase common stock (the “G Warrants”). Each share of G Preferred is convertible, at the option of the holder at any time, into a number of shares of our common stock equal to the quotient of the stated value of the Preferred Stock ($1 thousand) divided by $1.00, the conversion price. Each G Warrant is exercisable for one share of our common stock at an exercise price of $1.00 per share from March 6, 2026, the date of issuance, through its expiration five years from the date of issuance. The 2026 Rights Offering raised $1.8 million in gross proceeds.

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

On July 15, 2026, our stockholders approved a series of alternate amendments to our Certificate of Incorporation to effect, at the discretion of our Board of Directors, a reverse stock split of our outstanding common stock at a ratio of up to 1-for-25. As of the date of this Report, our Board of Directors has not effected a reverse stock split.

As a research and development company, we are conducting research necessary to bring our product, Ampligen, to market. As such, we primarily rely on financing activities to provide the necessary funding to meet our obligations as they become due. There is no assurance that we will be successful in attaining the necessary funding in the future. We are also committed to identifying senior co-development partners with capital and commercialization expertise.

The development of our products requires the commitment of substantial resources to conduct time-consuming research, preclinical development, and clinical trials that are necessary to bring pharmaceutical products to market. We believe, based on our current financial condition, that we do not have adequate funds to meet our anticipated operational cash needs and fund current clinical trials. As discussed in Note 1 to our condensed consolidated financial statements, these conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements included in this Report are issued. At present we do not generate any material revenues from operations, and we do not anticipate doing so in the near future. We will need to obtain additional funding in the future to continue operations and for new studies and/or if current studies do not yield positive results, require unanticipated changes and/or additional studies.

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

Material Cash Requirements

Over the next 12 months, we anticipate that our primary cash requirements will include funding ongoing clinical trials for pancreatic cancer, general and administrative expenses, payments under the Sterling Proposal Agreement (estimated at approximately $1.5 million over the 12 months following July 31, 2026), operating lease payments, and debt service obligations under the Streeterville note dated November 18, 2025 (approximately $1.7 million of principal outstanding as of September 30, 2026). As of September 30, 2026, we had approximately $6.9 million in cash, cash equivalents, and marketable securities. We estimate that our short-term (annual) working capital requirements currently range between $7.2 million and $10.8 million depending on the progress of clinical trials and financing sources. Accordingly, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations only into 2027, and we will need to raise additional capital to fund our operations beyond that date.

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

As of September 30, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303(b) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4: Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1: Legal Proceedings

There have been no material developments during the quarter ended September 30, 2026 in the legal proceedings previously reported in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026, and no new material legal proceedings were initiated during the quarter.

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

During the nine months ended September 30, 2026, we completed multiple equity transactions, including a rights offering, inducement transactions, and registered direct offerings, which raised aggregate gross proceeds of approximately $10.4 million. These transactions resulted in the issuance of a substantial number of shares of common stock, preferred stock, and warrants. As of September 30, 2026, we had outstanding warrants to purchase approximately 47.4 million shares of our common stock with various exercise prices and outstanding shares of Series G Convertible Preferred Stock convertible into 521,000 shares of our common stock. If all outstanding warrants are exercised and all outstanding Series G Convertible Preferred Stock is converted, existing stockholders would experience significant dilution. Additionally, the exercise of these warrants or the sale of shares issuable upon exercise could depress the market price of our common stock. We may need to raise additional capital in the future, which could result in further dilution to stockholders.

We may again fail to satisfy the continued listing standards of the NYSE American, and our common stock could be suspended from trading or delisted.

Our common stock is listed on the NYSE American. To maintain our listing we are required, among other things, to maintain stockholders’ equity of $6.0 million or more, and the NYSE American may suspend trading in, or delist, a security that sells at what it considers a low selling price, which the Exchange generally considers to be $0.10 per share. Although the NYSE American notified us on June 12, 2026 that we had resolved our prior deficiencies, as of September 30, 2026 our stockholders’ equity was $7.1 million, we continue to incur net losses, and on November 11, 2026, the closing price of our common stock on the NYSE American was $0.15 per share. If we again fail to satisfy the continued listing standards, our common stock could be suspended from trading and delisted, which would reduce the liquidity and market price of our common stock and materially impair our ability to raise additional capital. See “Compliance with NYSE American” in Part I, Item 2 of this Report.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2026, we issued the following equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and that were not previously reported in a Current Report on Form 8-K:

On August 6, 2026, we issued an aggregate of 962,278 shares of common stock to Streeterville Capital, LLC pursuant to two exchange agreements, in exchange for the reduction of approximately $250,000 of the outstanding balance of the Promissory Note dated February 16, 2024.

On September 22, 2026, we issued 715,990 shares of common stock to Streeterville Capital, LLC pursuant to an exchange agreement, in exchange for the reduction of approximately $150,000 of the outstanding balance of the Promissory Note dated November 18, 2025.

The shares described above were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, as securities exchanged by the Company with its existing security holder exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not Applicable.

ITEM 5: Other Information

Director and Executive Officer Trading

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6: Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation as Amended and Restated through June 10, 2025 (incorporated by reference to Exhibit 3.1(i) to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2025).

3.2	Amended and Restated By-Laws of Registrant (incorporated by reference to Exhibit 3.7(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2025).

3.3	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026).

3.4	Amendment to the Company’s Amended and Restated By-Laws dated June 9, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on June 10, 2026).

10.1	Amendment to Equity Distribution Agreement with Maxim Group, LLC dated April 10, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2026).

10.2	Amendment #2 to Promissory Note with Streeterville Capital, LLC dated May 18, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on May 19, 2026).

10.3	Placement Agency Agreement with Ladenburg Thalmann & Co., Inc. dated May 20, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on May 21, 2026).

10.4	Securities Purchase Agreement with certain institutional investors dated June 9, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on June 11, 2026).

10.5	Placement Agency Agreement with Ladenburg Thalmann dated June 9, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on June 11, 2026).

10.6	Mutual Termination of Controlled Equity Distribution Agreement dated April 1, 2025 effective August 15, 2026 signed July 31, 2026 with Maxim Group, LLC. (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ending June 30, 2026 (File No. 001-27072) filed with the SEC on August 7, 2026).

10.7	Proposal to GMP Manufacture Poly I and Poly C12U with Sterling Pharma Solutions dated July 31, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on August 6, 2026).

10.8	Form of Exchange Agreement between the Company and Streeterville Capital, LLC relating to the Promissory Note dated February 16, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on September 4, 2026).

10.9	Form of Exchange Agreement between the Company and Streeterville Capital, LLC relating to the Promissory Note dated November 18, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-27072) filed with the SEC on September 10, 2026).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Executive Officer. **

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company’s Chief Financial Officer. **

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) are the type that the Company treats as private or confidential. The Company hereby agrees to furnish a copy of any redacted portion to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIM IMMUNOTECH INC.

/s/ Thomas K. Equels
Thomas K. Equels, Esq.
Chief Executive Officer & President

/s/ Robert Dickey IV
Robert Dickey IV
Chief Financial Officer

Date: November 12, 2026

